Form 10-K
period 1993-12-31
STANHOME INC
filed 1994-03-30
CIK 93542

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1993

                                    OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

       For the transition period from ____________ to ____________.

                      Commission File Number:  0-1349

                                 STANHOME INC.
          (Exact name of registrant as specified in its charter)

            Massachusetts                             04-1864170
(State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)              Identification Number)

333 Western Avenue, Westfield, Massachusetts                    01085
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:         (413) 562-3631

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
        Title of each class                      on which registered
        Common Stock, par value $.125            New York Stock Exchange
        per share, together with the             The Pacific Stock Exchange
    Associated Common Stock Purchase Rights
            ("Common Stock")

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes [X]  No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $616,067,303 on January 31, 1994.

The number of shares outstanding of the registrant's Common Stock as of March 16, 1994 was 19,453,746 Shares.

      Parts I, II, and IV of this Form 10-K incorporate by reference certain information from the registrant's Annual Report to Stockholders for fiscal year ended December 31, 1993. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated March 18, 1994, for its Annual Meeting of Stockholders to be held on April 28, 1994.

                                P A R T  I

ITEM 1. BUSINESS.

      The Company and its subsidiaries are engaged in three primary lines of business worldwide: (1) the design and sale through independent retailers of collectible figurines and ornaments, action musicals, and other giftware, (2) the direct response marketing and sale of collectible plates and dolls, jewelry, and other giftware, and (3) the manufacture or purchase, sale, and distribution through the direct selling method known as the "Famous Stanley Hostess Party Plan" of home and personal care products and giftware.

Giftware

      The Company's Enesco Worldwide Giftware Group is led by Enesco Corporation ("Enesco"), a subsidiary of the Company, with its headquarters, principal showroom, and large warehouse and distribution center complex located in Elk Grove Village, Illinois. Enesco is a leading importer and distributor of creatively designed giftware items, including licensed lines and collectibles. Its products include diverse lines of porcelain and cold cast figurines, musicals and music boxes, dolls, ornaments, waterballs, decoupage, miniatures, jack-in-the-boxes, tinware, gift bags, and other giftware primarily produced by independent manufacturers in the Far East, with production in some cases being exclusively devoted to Enesco products. As part of a previously announced restructuring, Enesco has consolidated the assets of its Tomorrow-Today Corporation subsidiary into its warehouse and distribution facility, and is in the process of closing its retail store at the Gurnee Mills Mall in Gurnee, Illinois and converting its Australian operations into a distributorship. Enesco's domestic affiliates within the Worldwide Giftware Group now include Sports Impressions, Inc. which sells sports memorabilia and other licensed sports-oriented giftware, and Via Vermont Ltd. which produces a line of etched glass and brass ornaments, picture frames, jewelry boxes, and other giftware. Enesco displays the Worldwide Giftware Group products continuously in ten showrooms located in the United States as well as at periodic trade and private shows held in major U.S. and foreign cities. These products are marketed principally in the U.S. through more than 30,000 independent retail outlets, including gift stores, greeting card shops, national chains, mail order houses, and department stores, each of which is typically serviced by representatives of one or both of Enesco's sales organizations that are comprised of independent sales representatives who cover established sales territories. Foreign affiliates and distributors of the Worldwide Giftware Group are located in Australia, Brazil, Canada, Germany, Hong Kong, Italy, Japan, The Netherlands, Taiwan, and the United Kingdom.

      The product lines of the Worldwide Giftware Group are based partially on Enesco's collection of proprietary designs and partially on products produced under license from independent creative designers. Many of its products, whether proprietary or produced under license, are protected by trademark and/or copyright registrations in the U.S. and many foreign countries. Principal product trademarks of members of the Worldwide Giftware Group include ENESCO, COUNTRY COUSINS, TREASURED MEMORIES, GROWING UP, PINE HOLLOW, LAURA'S ATTIC, SUN SHELLS, ENESCO SMALL WONDERS, SMALL WORLD OF MUSIC, ELUSIVE LEGEND, THE ENESCO TREASURY OF CHRISTMAS ORNAMENTS, CHERISHED TEDDIES, MAGNAMARKER, VIA VERMONT, and SPORTS IMPRESSIONS. Among its important licensed lines are PRECIOUS MOMENTS, GARFIELD, MEMORIES OF YESTERDAY, LUCY AND ME, CALICO KITTENS, PADDINGTON BEAR, BARBIE,

PENNYWHISTLE LANE, A CELEBRATION OF LIFE, SISTERS & BEST FRIENDS, MICKEY & CO./DISNEY, THE NORTH POLE VILLAGE, COCA COLA, FROSTY THE SNOWMAN, CURRIER & IVES, THE WORLD OF SINTERKLAAS, THE GOLDEN LEAGUE, SESAME STREET, McDONALD'S, RUDOLPH THE RED NOSED REINDEER, IVORY CATS, CHERISHED TEDDIES, MAUD HUMPHREY BOGART, BESSIE PEASE GUTMANN, LOUIS ICART, ROSE O'NEIL KEWPIE COLLECTION, ELVIS PRESLEY, THE BEATLES, SATURDAY NIGHT LIVE, STAR TREK, and WIZARD OF OZ.

      While the development and innovation of new product designs lessens Enesco's dependency on existing trademark or copyright protection, such protection is important to the Company's business, and Enesco has maintained an aggressive and visible program to identify and challenge companies and individuals who infringe its copyrighted designs. The rights with respect to the licensed lines are materially important to Enesco because of the substantial volume of sales represented by these products, especially the PRECIOUS MOMENTS product line which accounted for approximately 24% of the Company's consolidated revenue during 1993.

      The Enesco affiliate in Hong Kong, Enesco International (H.K.) Limited, assists Enesco by overseeing the ordering and production of Enesco products by independent manufacturers, which are located for the most part in China, as well as in Hong Kong and Taiwan and, to a lesser extent, in Indonesia and Thailand. In addition, this affiliate assists the Company's direct selling operations in the U.S. and Europe by sourcing premium items and giftware manufactured in the Far East. N.C. Cameron & Sons Limited, a subsidiary of the Company and a member of the Worldwide Giftware Group located in Ontario, Canada, sources its products not only through Enesco International (H.K.) Limited but also from other Far Eastern, European, and Canadian manufacturers. Enesco and its affiliates require all manufacturing sources to comply with the Company's established quality standards.

      Competition in the giftware business in North America, Europe, and the Far East is highly fragmented among a diversity of collectible and giftware product categories. The principal factors affecting success in the marketplace are originality of product design, quality, marketing ability, customer service, and price. The Company believes that Enesco, together with its U.S.-based affiliated companies, is a significant factor in the U.S. giftware business among a small number of sizable, and largely privately-held, competitors within the industry, which businesses include Hallmark, Department 56, Lladro, Silvestri, and Schmid, among others. The Worldwide Giftware Group sales tend to peak in the third and fourth quarters. As of the end of 1993, the Worldwide Giftware Group had a backlog of firm orders totaling $91,800,000, as compared to $93,000,000 as of the end of 1992. The Company expects that substantially all of the existing order backlog will be fulfilled during 1994. It is a standard practice within the giftware industry, however, that orders are subject to amendment or cancellation by customers prior to shipment. Because of the multiplicity of external factors that can impact the status of unshipped orders at any particular time, the comparison of backlog orders in a given year with those at the same date in a prior year is not necessarily indicative of sales performance for that year or for prospective sales results in future years. Backlog orders can also be affected by various programs employed by the Company to induce its customers to place orders and accept shipments at specified times in the year. In addition, extended credit and payment terms have been and will continue to be key marketing tools. The Worldwide Giftware Group plans to utilize similar sales promotions in 1994 to those it employed in 1993 and 1992.

Direct Response

      The Company's Hamilton Worldwide Direct Response Group consists of The Hamilton Collection, Inc. ("Hamilton"), a subsidiary of the Company, which has its headquarters and warehouse facilities located in Jacksonville, Florida along with its parent, The Hamilton Group Limited, Inc. Hamilton sells giftware and manufactured collectibles directly to consumers through print advertising and direct mail marketing in the U.S., Canada, and the United Kingdom.

      Hamilton's direct mail promotions and media advertisements offer approximately sixty new products each year, primarily collectible plates, dolls, and porcelain figurines. The artwork incorporated in these items is, for the most part, licensed from well known artists and many feature television and motion picture properties. In 1992, limited-edition dolls accounted for 49% of Hamilton's worldwide sales. In 1993, however, its collectible plates, hand-painted sculptures, and other non-doll product categories grew substantially and accounted for over 62% of total sales of the Worldwide Direct Response Group. The principal trademarks of Hamilton include THE HAMILTON COLLECTION, RIVERSHORE, CHILDREN SERIES, and HAMLITE.

      Most of Hamilton's products are advertised and sold as part of a collection series. Generally, the consumer is offered the opportunity to purchase a single limited-edition item for which the Company has planned or anticipated related follow-up items. After the initial purchase, the collector may be offered additional products over a period of time based upon the same theme as the first product purchased. Advertising costs total approximately 46% of all Worldwide Direct Response Group sales. A key factor in achieving continued sales growth for Hamilton, especially in the collectible plate category during 1993, has been the sale of product with no down payment and, particularly in the case of dolls, on installment payments. The collector may typically purchase a product with either little or no down payment and a small number of interest-free installment payments, depending on the price of the product.

      Hamilton sources its products in the U.S., Great Britain, Germany, Italy, and the Far East from numerous manufacturers that comply with the Company's established quality standards. It has an expanding customer mailing list of over 1,000,000 buyers and collectors. Hamilton's principal licensed properties include: PRECIOUS MOMENTS, THE WIZARD OF OZ, CHERISHED TEDDIES, STAR WARS, ELVIS PRESLEY, I LOVE LUCY, HONEYMOONERS, THE GIFTED LINE, and STAR TREK. Well known artists include Chuck Ren, Chuck Dehaan, Connie Walser Derek, Donald Zolan, Sandra Kuck, Thomas Blackshear, Jim Lamb, Helen Kish, Samuel J. Butcher, and Ted Xaras.

      The Worldwide Direct Response Group is faced with substantial competition in all its North American and United Kingdom markets. Competition in direct response marketing exists with respect to price, product design and innovation, quality, advertising and marketing ability, and customer service. The Company believes that Hamilton is a growing factor in the U.S. among the handful of prominent giftware and manufactured collectibles companies whose products are sold to the public through direct response media and mail. These industry leaders include Danbury Mint, Franklin Mint, Bradford Exchange, and Lenox Collection, most of which have significantly larger sales volumes than Hamilton. The volume of sales of the Worldwide Direct Response Group peaks in the third and fourth quarters.

      Traditionally, mail order companies, such as Hamilton, have not been obligated to collect states sales taxes on the sales of their products to customers located in the various states unless they had a physical presence sufficient to permit the state to impose this obligation under the previously accepted guidelines established by the U.S. Supreme Court in the National Bellas Hess case decided in 1967. Over the past few years various states have sought to interpret these guidelines in such a way as to permit them to impose the obligation to collect those taxes on mail order companies based upon economic presence and in certain cases have even enacted special legislation to such effect. As a result, these companies, including Hamilton, would face a significant administrative burden in complying with the position of these states. Some states have also asserted a retroactive liability for uncollected taxes for past periods.
In response to a particular challenge by the State of North Dakota, the U.S. Supreme Court reviewed and upheld National Bellas Hess in 1992 based on the Commerce Clause of the U.S. Constitution. However, in this new decision the Court noted that its continuing application of the Commerce Clause - to a situation which in fact went beyond that of National Bellas Hess - could be modified by the U.S. Congress. In view of the subsequent failure of an industry trade association to reach a practical resolution of this matter with representatives of two state tax organizations, it is generally expected that this issue will be pursued by both sides before the U.S. Congress. In fact, legislation has been introduced in the U.S. Senate to override the prior U.S. Supreme Court decisions.

Direct Selling

      The Company's Stanhome Worldwide Direct Selling Group is composed of direct selling operations conducted by subsidiaries of the Company in France, Italy, Mexico, Puerto Rico, Slovenia, Spain, and Venezuela and the Stanley Home Products Division in the United States. Some of these operations manufacture, as well as distribute and sell, a broad line of home care items and personal care and other products, including specialty chemical products for household use, mops, brooms, brushes, and other similar household cleaning equipment, pesticides for domestic use, air deodorants, cosmetics and toiletries, and general giftware. The Company is presently undergoing a major restructuring of its direct selling operations which commenced in the latter half of 1993 and will result in the closing and consolidation of several domestic and foreign facilities and operations, including Germany and Portugal, and the elimination of approximately ten percent of its worldwide work force upon its substantial completion in 1994. Among the impacts were the termination of the Gift Gallery Division in the U.S., the planned sale of certain Industrial Division assets, and the planned cessation of manufacturing at the Company's Easthampton, Massachusetts plant.

      Worldwide sales of home care items and personal care products to consumers generally result from the direct selling method known as the "Famous Stanley Hostess Party Plan". Under this method a homemaker, or hostess, invites her friends and neighbors to her home to view a demonstration of Stanhome products by an independent Stanhome dealer, in return for which she usually receives premium prizes or gifts. After the demonstration, the dealer solicits orders from those present. In Italy and France, the local affiliate of the Company sells the ordered products directly to the consumer, pays a commission to the dealer on those sales, and distributes the premiums to the hostess. In the U.S. and other countries, the dealer purchases products at wholesale from the local affiliate of the Company to fill her orders and resells the products at retail to the consumers who placed the orders either at the home demonstration or through catalog solicitations, door-to-door and other non-party sales, or over the telephone. The dealer may also purchase premiums from the local affiliate to distribute to the hostess as prizes or gifts for hosting the demonstration. These premium prizes or gifts generally consist of cookware and other useful or decorative household items that are purchased from multiple independent suppliers located around the world.

      The independent contractor relationship between the independent Stanhome dealers and the Worldwide Direct Selling Group has proven adaptable in most of the foreign jurisdictions in which the Company conducts its direct selling business and in the past has been well established in the U.S., where the Company has not been subject to either social security or unemployment compensation tax with respect to them. In some overseas countries, for example Italy, there is proposed legislation and government efforts to broaden social benefit coverage as well as the prior imposition of a registration tax and minimum income taxes on occupations including dealers, which affects the local affiliates' recruiting and marketing approach and results, in some cases, in additional expense for them. In Italy, the Company has previously reported that independent dealers have received personal tax assessments in connection with the distribution of hostess gifts as a part of the Stanhome Party Plan Sales System. Some dealers have elected to use an amnesty settlement procedure to resolve their pending claims, a procedure made available to taxpayers by the Italian government for certain years up to and including 1990. Because of the effect on dealer recruitment and retention, Stanhome Italy is continuing to assist dealers in the defense of their individual tax claims by making payments of legal expenses, advancing amounts for tax deposits, and making payments of settlements where this is more cost effective than potential litigation costs. These payments have not been material. This continued to be a problem for the Italian subsidiary in 1993 and into 1994.

      Wholesale products sold in Mexico, Spain, and Venezuela are largely supplied by manufacturing plants owned by subsidiaries operating in those countries. The remaining foreign operations are supplied by these manufacturing plants or by the Company's Easthampton, Massachusetts plant, which is scheduled to discontinue its manufacturing operations by mid-1994 as part of the Company's worldwide restructuring effort, and, in France, Italy, and Venezuela, partially by independent local manufacturing licensees. Most wholesale products in the direct selling line sold in the U.S. which have been manufactured in the Company's Easthampton, Massachusetts plant are now planned to be produced by independent U.S. third-party manufacturers. The remainder will continue to be purchased from foreign subsidiary operations or from other independent sources. All wholesale products sold in the U.S., and the premium items used as prizes and gifts for U.S. hostesses, are distributed through four regional Customer Care Centers.

      The Worldwide Direct Selling Group also has arrangements with independent distributors in Brazil, Canada, the Caribbean area, Chile, Cyprus, Peru, Portugal, Singapore, and Thailand. The Company's products are manufactured under license by its distributors in Brazil and Jamaica.

      The direct selling operations of the Company are faced with substantial competition in all markets in which they are engaged. In the U.S., the Company has further segmented its market into Hispanic and Anglo sales territories. The Hispanic territories traditionally cover the southwestern U.S. border regions, southern Florida, New York City and other metropolitan areas having high percentages of Hispanic population, which have been actively growing sales territories for the Company's Hispanic sales organization over the past few years. Competition in direct selling worldwide exists not only with respect to price, warranty, product performance, and parties or demonstrations, but also with respect to obtaining and retaining an adequate number of dealers, which is of material importance to the success of the direct selling business. Like other direct selling companies, there is a substantial turnover in dealers, particularly with respect to individuals who engage in this independent business activity only on a part-time and occasional basis. The recruiting process is therefore a continuous one. The retention of key sales personnel is highly dependent on interpersonal relationships and loyalties as well as on competitive remuneration systems.

      While adequate figures are not available for precise comparisons, the Company believes that the Worldwide Direct Selling Group is a major factor outside the U.S. among the large group of companies whose products are sold to the public via the party plan sales method in those principal foreign markets where affiliates of the Worldwide Direct Selling Group are doing business. The Worldwide Direct Selling Group is a lesser factor in the U.S. among those companies. The party plan companies form one part of the larger market of all direct selling companies with similar products and which compete in the recruitment of their sales forces. While there are several, non-party plan direct selling companies whose worldwide sales are much greater than the Company, the Company's direct selling subsidiaries are among the market leading party plan businesses in each of Italy, France, Spain, Slovenia, Mexico, and Venezuela. The direct selling operations of the Company and its subsidiaries tend to have seasonal characteristics with sales that peak in the fourth quarter and, to a lesser degree, in the second quarter.

      All products of the Worldwide Direct Selling Group, whether manufactured by the Company's foreign subsidiaries, the Stanley Home Products Division, or by contract manufacturers in the U.S. or abroad, comply with quality standards established and enforced by the Company and its subsidiaries. There are no significant problems in the availability of raw materials, which are purchased from numerous suppliers and which will be used by the Company's subsidiaries and independent third-party manufacturers in manufacturing the line of wholesale products for the Worldwide Direct Selling Group.

      The Company's trademarks are generally protected by registrations in the U.S. and foreign countries where its product line is marketed and by registrations of its major trademarks in many other countries throughout the world. A principal trademark is the STANHOME name and design. These marks play a substantial role in the identification and acceptance of the Company's products by consumers. The Company's direct selling business is not materially dependent on patents or patent protection. Similarly, while the Company owns a large number of formulae and regards many of its manufacturing processes as secret, it does not believe that its business is materially dependent upon the maintenance of secrecy with respect to such formulae or processes.

Other Information

      As of March 31, 1994, the Company will have discontinued the manufacturing and distribution operations of its Industrial Division which sold cleaning products for commercial use. These products were sold directly to its customers in the food service, industrial, and institutional fields, and also indirectly through independent distributors. As part of the Company's worldwide restructuring, certain assets of the Industrial Division are planned to be sold.

      As of December 31, 1993, the Company and its U.S. subsidiaries, including Enesco, Hamilton and their affiliates, employed approximately 1,760 persons, and there were approximately 37,900 Stanley dealers, group leaders, and district managers and Enesco sales representatives engaged in selling the Company's products in the U.S., all of whom are treated as independent contractors. As of the same date, the Company's foreign subsidiaries employed approximately 2,370 persons on a full-time basis. There were approximately 49,800 Stanhome dealers engaged in direct selling abroad at the end of 1993, most of whom are recognized as independent contractors.

      Over the years, there has been an ongoing issue in the U.S. as to the correct classification of workers as employees or independent contractors, with resulting tax and other legal consequences to the worker and company involved. The U.S. Internal Revenue Service and Congress have expressed renewed interest in this area in general, and some states have challenged from time to time the classification of positions within the Company's operating Groups. This area will in all likelihood receive increased attention from the federal and state governments in the future.

      In addition to changes in political climate, foreign operations are subject to certain other risks inherent in carrying on business abroad, including the risk of foreign currency fluctuations and restraints, different rates of inflation and economic growth, and U.S. and foreign restrictions affecting international trade with, and investment and operations in, various foreign countries. An example of such risk is the ongoing economic and political turmoil engendered by the apparent instability of the existing Italian government as a result of continuing corruption probes into alleged kickback payments and illegal political party financing schemes. Moreover, the Italian lire continued to devalue against the U.S. dollar throughout the year and by approximately 19% in the fourth quarter of 1993 as compared to the fourth quarter of 1992, negatively impacting the financial results in the fourth quarter of the Company's Italian subsidiary when stated in U.S. dollars. This foreign currency fluctuation and Italy's unsettled political situation is particularly important for the Company because its Italian subsidiary accounted for approximately 38% of the Worldwide Direct Selling Group's total 1993 sales and substantially all of the 1993 operating profits, inclusive of the restructuring charges of the Worldwide Direct Selling Group. In the case of both the Worldwide Giftware and Direct Response Groups, while the vast majority of their respective total 1993 sales and operating profits resulted from U.S. operations, similar risks associated with foreign economic conditions exist because of the predominance of foreign-sourced product in each of their product lines. Much of the Worldwide Giftware Group, and a substantial portion of the Worldwide Direct Response Group, lines are produced in the Far East. The last several years have seen renewed interest by some U.S. government officials in the imposition of trade sanctions, most notably increased tariffs, on imported goods from countries located there, such as the People's Republic of China, where many Enesco and Hamilton products originate.

      For financial information about industry segments, including financial information regarding foreign and domestic operations, see Note 5 of "Notes to Consolidated Financial Statements" included on pages 36 and 37 of the 1993 Annual Report to Stockholders, which is incorporated herein by reference.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 17 of the 1993 Annual Report to Stockholders, which is incorporated herein by reference, for a comparison and discussion of the results of operations and operating profit from foreign and domestic sources.

ITEM 2. PROPERTIES.

      The principal physical properties of the Company and its subsidiaries in the United States, all of which are owned unless otherwise noted, consist of the following: Corporate Headquarters - 333 Western Avenue, Westfield, Massachusetts; office, manufacturing, and warehouse facilities in Easthampton, Massachusetts and four warehouse and distribution centers situated across the United States for the direct selling business; and headquarters, showroom, and distribution facilities for its Enesco giftware business in Elk Grove Village, Illinois. Enesco also leases or maintains a retail gift shop and showrooms in various other locations in the United States for the display of its products. Via Vermont Ltd. leases office and distribution facilities in Wilder, Vermont. The Hamilton Group Limited, Inc. leases office headquarters, parking, and warehouse space in Jacksonville, Florida.

      The principal physical properties of the Company's direct selling subsidiaries outside the U.S. consist of 8 major manufacturing and/or distribution facilities located in France, Italy, Mexico, Puerto Rico, Spain, and Venezuela. Two of these facilities are leased. In addition, the various foreign subsidiaries maintain numerous sales and administrative offices as well as smaller distribution facilities, most of which are leased. Except for Via Vermont, S.A. de C.V., which owns an assembly and warehouse facility in San Miguel de Allende, Guanajuato, Mexico, all of the foreign subsidiaries of the Company's Enesco Worldwide Giftware Group and the Company's Hamilton Worldwide Direct Response Group lease their office and warehouse space.

      The Company's manufacturing plant in Easthampton, Massachusetts, which is planned to discontinue its manufacturing operations by mid-1994, and some of the foreign manufacturing plants have additional capacity available. As part of the Company's worldwide restructuring, one former U.S. warehouse and distribution center has been sold and one is planned to be sold.

ITEM 3.  LEGAL PROCEEDINGS.

      There are various legal proceedings pending against the Company and its subsidiaries which have arisen during the course of business. While Management cannot predict the eventual outcome of these proceedings, it believes that none of these proceedings will have a material adverse impact upon the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                   EXECUTIVE OFFICERS OF THE REGISTRANT
                                                            Date First
Name                    Age   Positions                      Elected

G. William Seawright    52    Director                       3/08/90
                              President and Chief
                              Executive Officer              11/09/93
                              Member of the Executive
                              Committee                      4/22/93

      Prior to Mr. Seawright joining the Company in November, 1993, he was President and Chief Executive Officer of The Paddington Corporation, an importer of wines and spirits, in Fort Lee, New Jersey since 1990, after having previously served as the President of Heublein International and a Senior Vice President of Heublein, Inc. since 1986.

Alejandro Diaz          49    Director                       4/28/88
                              Executive Vice President       8/31/93
                              Member of the Executive
                              Committee                      4/28/88

      Mr. Diaz resigned as President and Chief Executive Officer in August,
1993 after having served since August, 1990. He serves as President and Chief Executive Officer of the Worldwide Direct Selling Group. He previously served as Chief Operating Officer of the Company from April, 1989 to August, 1990, and as President of the International Division from December, 1982 to April, 1988, being appointed Chief Executive Officer of that Division in January, 1985.

Allan G. Keirstead      49    Director                       4/25/85
                              Executive Vice President
                              and Chief Administrative
                              Officer                        4/28/88

                              Chief Financial Officer        4/28/83
                              Controller                     12/02/81
                              Member of the Executive
                              Committee                      4/25/85

      Prior to Mr. Keirstead's election as Executive Vice President and
Chief Administrative Officer, he served as Financial Vice President from
January, 1983 to April, 1988.  He served as Assistant Controller from
April, 1977 to December, 1981.

Eugene Freedman         69    Executive Vice President       4/28/88

      Mr. Freedman previously served as a Vice President of the Company from January, 1984 to April, 1988 and serves as President and Chief
Executive Officer of the Worldwide Giftware Group and President and Chief
Executive Officer of Enesco Corporation.

James P. Smith, Jr.     50    Executive Vice President       1/26/94

      Mr. Smith previously served as Senior Vice President of the Company from April, 1992 until January, 1994 and as a Vice President of the Company from May, 1989 to April, 1992. He serves as President and Chief Executive
Officer of the Worldwide Direct Response Group and President and Chief
Executive Officer of The Hamilton Collection, Inc. Prior to Mr. Smith joining the Company, he was the Chairman and Chief Executive Officer of The
Hamilton Group Limited, Inc. and its affiliated companies.

Bruce H. Wyatt          47    Vice President and
                              General Counsel                9/07/88
                              Clerk and Secretary            4/28/88

      Prior to Mr. Wyatt's elections as Vice President and General Counsel, and Clerk and Secretary, he served as Assistant General Counsel from April, 1985, Assistant Clerk from April, 1983, and Assistant Secretary from April,
1981.

Ronald R. Jalbert       55    Vice President                 8/29/79

      Mr. Jalbert joined the Company in August, 1979 as its Vice President of Personnel and since April, 1982 he has served as Vice President, Human
Resources and Public Affairs.

Thomas E. Evangelista   44    Vice President                 12/07/88

      Prior to Mr. Evangelista joining the Company in December, 1988, he was a Marketing Consultant for Marketing Corporation of America in Westport, Connecticut where he focused on business development strategies primarily for consumer products and services clients.

John W. Stillwaggon     46    Vice President                 6/02/93

      Mr. Stillwaggon joined the Company in March, 1993 and serves as the Senior Vice President of The Americas, in the Worldwide Direct Selling
Group. Prior to Mr. Stillwaggon joining the Company, he was the owner and President of Yankee Fundraising Inc., a fundraising franchise, in Darien, Connecticut since 1990 and was Executive Vice President and acting General
Manager of Avon France during 1988 and 1989.

Carmen J. Mascaro       58    Treasurer                      2/01/93

      Prior to Mr. Mascaro's election as Treasurer, he served as Assistant
Treasurer from January, 1986 to February, 1993.

NOTE: All officers are elected for the ensuing year and until their successors are duly elected and qualified.

                                P A R T  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Information required by this item is set forth in the Sections entitled "Financial Highlights" and "Stock Market, Dividend and
Shareholder Information" appearing on page 1 of the 1993 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this item is set forth in the Section entitled "Financial Highlights Last Ten Years" appearing on pages 42 and 43 of the 1993 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Information required by this item is set forth in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 17 through 22 of the 1993 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item is set forth in the Report of Independent Public Accountants and the Financial Statements together with Notes appearing on pages 24 through 41 of the 1993 Annual Report to Stockholders, and is incorporated herein by reference. Also incorporated herein by reference are the Quarterly results (unaudited) during 1993, 1992 and 1991 set forth on page 23 of the 1993 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                               P A R T  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item regarding the directors of the Company is set forth under the captions "Election of Directors" and "Information as to Board of Directors and Nominees" in the Company's proxy statement dated March 18, 1994, and is incorporated herein by reference. Information required by this item regarding the executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is set forth under the captions "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", and "Remuneration of Non-Employee Directors" in the Company's proxy statement dated March 18, 1994, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's proxy statement dated March 18, 1994, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's proxy statement dated March 18, 1994, and is incorporated herein by reference.

                                P A R T  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)(1) and (2) Financial Statements and Schedules. The financial statements and schedules required by this item are listed in the Index to Financial Statements and Schedules of Stanhome Inc. on page 14 of this Form 10-K.

      (a)(3) Exhibits. The exhibits required by this item are listed in the Exhibit Index on pages 19 - 20 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10(a) to 10(r) in the
Exhibit Index.

      (b) No reports on Form 8-K were filed by the Company during the fourth quarter of 1993.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1994.



                               STANHOME INC.
                               (Registrant)


                                By: /s/ G. William Seawright
                                   G. William Seawright
                                   President and Chief Executive Officer

                                By: /s/ Allan G. Keirstead
                                   Allan G. Keirstead
                                   Executive Vice President,
                                   Chief Administrative & Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of March, 1994 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                       Title


 /s/ H. L. Tower             *
H. L. Tower                                     Director


 /s/ Homer G. Perkins        *
Homer G. Perkins                                Director


 /s/ Alla O'Brien            *
Alla O'Brien                                    Director


 /s/ Allan G. Keirstead
Allan G. Keirstead                              Director, Executive Vice
                                                President, and Chief
                                                Administrative & Financial
                                                Officer

 /s/ John F. Cauley, Jr.     *
John F. Cauley, Jr.                             Director


 /s/ Janet M. Clarke         *
Janet M. Clarke                                 Director


 /s/ Alejandro Diaz          *
Alejandro Diaz                                  Director, Executive Vice
                                                President


 /s/ G. William Seawright
G. William Seawright                            Director, President, and
                                                Chief Executive Officer


 /s/ Thomas R. Horton        *
Thomas R. Horton                                Director


 /s/ Anne-Lee Verville       *
Anne-Lee Verville                               Director


 /s/ Judith R. Haberkorn     *
Judith R. Haberkorn                             Director




*By: /s/ G. William Seawright
   G. William Seawright
   Attorney-In-Fact

                               STANHOME INC.
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to "Report of Independent Public Accountants" on page 41 of Stanhome's
1993 Annual Report to Stockholders.

FINANCIAL STATEMENTS - All of which are incorporated herein by reference to Stanhome's 1993 Annual Report to Stockholders.

    Consolidated Balance Sheet - December 31, 1993 and 1992

    Consolidated Statement of Income For the Years Ended December 31, 1993, 1992 and 1991

    Consolidated Statement of Retained Earnings For the Years Ended December 31, 1993, 1992 and 1991

    Consolidated Statement of Cash Flows For the Years Ended December 31, 1993, 1992 and 1991

    Notes to Consolidated Financial Statements - December 31, 1993, 1992
and 1991

    Quarterly results (unaudited)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

SCHEDULES SUPPORTING FINANCIAL STATEMENTS:

Schedule
 Number                 Description
VIII                    Valuation and Qualifying Accounts and Reserves For
                        the Three Years Ended December 31, 1993

IX                      Short-Term Borrowings For the Three Years Ended
                        December 31, 1993

X                       Supplementary Income Statement Information For the
                        Three Years Ended December 31, 1993

NOTES:
   (a) All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

   (b) Individual financial statements of the Company have been omitted since (1) consolidated statements of the Company and its subsidiaries are filed and (2) the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements filed are wholly-owned and do not have a material amount of debt to outside persons.

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
           -----------------------------------------------------



To Stanhome Inc.:

          We have audited, in accordance with generally accepted auditing standards, the financial statements included in Stanhome Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 18, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         /s/ Arthur Andersen & Co.

Hartford, Connecticut
February 18, 1994

SCHEDULE VIII
                                  STANHOME INC.
                                  -------------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 ----------------------------------------------
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                  --------------------------------------------

             Column A                             Column B             Column C                Column D        Column E
                                                                      Additions
                                                                      ---------
                                                  Balance at     Charged to     Charged to                    Balance at
                                                   Beginning      Costs and       Other                        End of
            Description                           of Period       Expenses       Accounts      Deductions      Period
            -----------                           ----------     ----------     ----------     ----------     ----------
For the year ended December 31, 1991
- ------------------------------------
 Reserves which are deducted in the
  balance sheet from assets to which
  they apply -
   Allowance for doubtful accounts                $ 8,040,517    $7,013,218     $299,642(a)    $4,323,588     $11,029,789
                                                  ===========    ==========     ========       ==========     ===========
   Accumulated amortization of
    other assets                                  $12,703,504    $2,072,019     $  -           $  145,302     $14,630,221
                                                  ===========    ==========     ========       ==========     ===========
   Other reserves                                 $   970,027                                                 $ 1,001,020
                                                  ===========                                                 ===========

For the year ended December 31, 1992
- ------------------------------------
 Reserves which are deducted in the
  balance sheet from assets to which
  they apply -
   Allowance for doubtful accounts                $11,029,789    $8,452,492     $  -           $7,077,330     $12,404,951
                                                  ===========    ==========     ========       ==========     ===========
   Accumulated amortization of
    other assets                                  $14,630,221    $2,215,827     $145,000(b)    $  108,116     $16,882,932
                                                  ===========    ==========     ========       ==========     ===========
   Other reserves                                 $ 1,001,020                                                 $   576,998
                                                  ===========                                                 ===========

For the year ended December 31, 1993
- ------------------------------------
 Reserves which are deducted in the
  balance sheet from assets to which
  they apply -
   Allowance for doubtful accounts                $12,404,951    $7,478,700     $  -           $4,153,126     $15,730,525
                                                  ===========    ==========     ========       ==========     ===========
   Accumulated amortization of
    other assets                                  $16,882,932    $2,285,245     $  -           $   55,335     $19,112,842
                                                  ===========    ==========     ========       ==========     ===========
   Other reserves                                 $   576,998                                                 $   627,416
                                                  ===========                                                 ===========

Note:
  (a) Represents recorded reserves at dates of acquisitions.
  (b) Represents balance sheet reclassifications related to prior acquisitions.

SCHEDULE IX

                                  STANHOME INC.
                                  -------------
                              SHORT-TERM BORROWINGS
                              ---------------------
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                   -------------------------------------------

                    Column A                   Column B          Column C       Column D          Column E            Column F

                                                                                                                     Weighted
                                                                                Maximum            Average            Average
                                                                 Weighted        Amount            Amount            Interest
           Category of Aggregate                Balance at        Average       Outstanding        Outstanding         Rate
                  Short-Term                      End of         Interest       During the         During the        During the
                  Borrowings                      Period            Rate          Period             Period            Period
           ---------------------                ----------       --------       -----------        -----------       ----------

For the year ended December 31, 1991
- ------------------------------------
  Bank                                         $10,743,934          6.8%        $52,253,518       $36,274,845            7.3%


For the year ended December 31, 1992
- -------------------------------------
  Bank                                         $ 1,158,549         11.9%        $38,971,570       $24,677,505            6.1%


For the year ended December 31, 1993
- ------------------------------------
  Bank                                         $   834,197          8.1%        $21,396,858       $ 6,156,951            5.8%

The short-term borrowings represent corporate notes payable as well as notes payable by international subsidiaries. The bank borrowings are under lines of credit and credit arrangements. The average amounts outstanding and the weighted average interest rates for the period are based on the average monthly balances totaled and divided by twelve. Due to reclassifications made in 1993 to the prior years' financial statements, the information for 1992 and 1991 has been adjusted to be comparable to 1993.

SCHEDULE X


                                  STANHOME INC.
                                  -------------
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                   ------------------------------------------
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1993
                   -------------------------------------------

             Column A                                           Column B

                                                             Charged to Costs
                                                             and Expenses (a)
                                                             ----------------

             Item                                  1993            1992            1991
             ----                               -----------     -----------     -----------
Advertising costs                               $61,732,970     $43,242,930     $37,208,243
                                                -----------     -----------     -----------
                                                $61,732,970     $43,242,930     $37,208,243
                                                ===========     ===========     ===========

NOTE:
  (a) All other items as called for by Rule 12-11 are less than 1% of net sales for each year.

                               EXHIBIT INDEX

Reg. S-K
Item 601          EXHIBIT

3(a)* Restated Articles of Organization as amended. (Exhibit 3 to Form 10-Q filed for the period ended March 31, 1988.)

3(b)* By-Laws as amended. (Exhibit 3(b) to Form 10-K filed for the period ended December 31, 1989.)

4(a)*             Rights Agreement dated as of September 7, 1988, between
                  Stanhome Inc. and The Connecticut Bank and Trust Company,
                  N.A. as amended. (Exhibit 4(a) to Form 10-Q filed for the period ended September 30, 1988 and Exhibit 1 to Form
                  8-K filed on October 1, 1990.)

10(a) 1984 Stock Option Plan, as amended and restated through October 20, 1993.

10(b) 1991 Stock Option Plan, as amended and restated through October 20, 1993.

10(c)             Special Interim Chief Executive Officer Stock Option
                  Plan.

10(d)*            Outline of Deferred Compensation Plan for Non-employee
                  Directors, as amended. (Exhibit 10(e) to Form 10-K filed for the period ended December 31, 1988.)

10(e)*            Employment Contract, as amended, with E. Freedman.
                  (Exhibit 10(e) and 10(i) to Form 10-K filed for the periods ended December 31, 1983 and December 31, 1986 respectively, Exhibit 19(a) to Form 10-Q filed for the period ended June 30, 1989, and Exhibit 19(e) to Form
                  10-K filed for the period ended December 31, 1992.)

10(f)*            Employment Agreement with James P. Smith, Jr.  (Exhibit
                  10 to Form 10-Q filed for the period ended September 30, 1993.)

10(g) Employment Agreement with Alejandro Diaz Vargas effective as of August 31, 1993.

10(h)             Employment Agreement with G. William Seawright made as of
                  November 9, 1993.

10(i) Management Incentive Plan, as amended and restated effective January 1, 1994.

10(j)             Retirement Agreement with G. William Seawright made as of
                  November 9, 1993.

10(k)*            Form of Supplemental Retirement Plan, as amended.
                  Similar plans exist with Alejandro Diaz Vargas and Allan
                  G. Keirstead. (Exhibit 19(b) to Form 10-K filed for the period ended December 31, 1992.)

10(l)             Form of Supplemental Retirement Contract Amendment.
                  Similar amendments exist with Alejandro Diaz Vargas and Allan G. Keirstead as of February 4, 1994.

10(m)* Form of Severance Agreement. Similar agreements exist with Allan G. Keirstead, Bruce H. Wyatt, Ronald R.
                  Jalbert, and Thomas E. Evangelista.  (Exhibit 19(d) to
                  Form 10-K for the period ended December 31, 1992.)

10(n)             Agreement under Supplemental Pension Plan with Ronald R.
                  Jalbert made as of March 5, 1986 and amended as of March
                  28, 1988.

10(o)* Change in Control Agreement made as of January 1, 1992 with certain corporate and subsidiary non-executive officers. (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1991.)

10(p)* Form of Change in Control Agreement. Similar agreements exist with Alejandro Diaz Vargas, Allan G. Keirstead,
                  Bruce H. Wyatt, Ronald R. Jalbert, Thomas E. Evangelista, and John W. Stillwaggon. (Exhibit 19(c) to Form 10-K for the period ended December 31, 1992.)

10(q)             Amendment to Change in Control Agreement with Alejandro
                  Diaz Vargas effective as of August 31, 1993.

10(r) Change in Control Agreement with G. William Seawright made as of November 9, 1993.

10(s)*            License Agreement between Precious Moments, Inc. and
                  Enesco Corporation. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1993.)

13                Portions of the 1993 Annual Report to the Stockholders of
                  Stanhome Inc.

21                Subsidiaries of Stanhome Inc.

23                Consent of Arthur Andersen & Co.

24                Power of Attorney

________________________________________
    *Incorporated Herein By Reference


                          GRAPHICS APPENDIX LIST

EDGAR VERSION                          TYPESET VERSION
1993 Form 10-K, Exhibit 13--           1993 Form 10-K, Exhibit 13 --
(Selected Portions of Stanhome's       (Selected Portions of Stanhome's
1993 Annual Report to Stockholders)    1993 Annual Report to Stockholders)


   Page 1 -- Four bar charts omitted      Page 1 -- Four bar charts
   depicting Sales, Operating             Profit, Earnings Per Share Fully
   Diluted Net Income, and Return on      Equity, respectively.  (The text
   and numbers used in these charts       appear in the text of the EDGAR
   Version.)