Form 10-Q
period 1994-03-31
STANHOME INC
filed 1994-05-12
CIK 93542

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   March 31, 1994
                                             ______________
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________.

                         Commission File Number 0-1349


                                  Stanhome Inc.
___________________________________________________________________________
             (Exact name of registrant as specified in its charter)


         Massachusetts                                   04-1864170
_______________________________                    ________________________
(State or other jurisdiction of                     (I. R. S. Employer
 incorporation or organization)                      Identification No.)


         333 Western Avenue, Westfield, Massachusetts           01085
___________________________________________________________________________
        (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  413-562-3631
___________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X] No [_]

                                           March 31,
                                     1994                1993
                                     ____                ____
Shares Outstanding:

  Common Stock with
    Associated Rights             19,470,555          19,798,907


                                              Total number of pages
                                              contained herein 31

                                              Index to Exhibits is
                                              on page 17

                       PART I. FINANCIAL INFORMATION
                      ------------------------------
                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                   MARCH 31, 1994 and DECEMBER 31, 1993
                      (Unaudited)          (Audited)
                                               March 31,       December 31,
                                                 1994             1993
                                                 ----             ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit           $ 59,125,627     $ 53,333,754

  Marketable securities, at cost (which
    approximates market value)                 15,747,548        7,392,380

  Notes and accounts receivable, net          117,117,858      123,018,073

  Inventories                                  93,201,040       94,877,441

  Prepaid advertising                          37,883,535       30,946,289

  Other prepaid expenses                       10,207,673        4,783,884
                                             ------------     ------------
     Total current assets                     333,283,281      314,351,821
                                             ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, at cost        108,923,371      107,851,799

  Less - Accumulated depreciation and
         amortization                          64,509,904       63,177,270
                                             ------------     ------------
                                               44,413,467       44,674,529
                                             ------------     ------------

OTHER ASSETS:

  Intangibles
    Goodwill, net                              42,580,342       43,028,884
    Product lines and other, net               17,709,477       18,720,577

  Other                                         8,907,729        8,954,915
                                             ------------     ------------
                                               69,197,548       70,704,376
                                             ------------     ------------
                                             $446,894,296     $429,730,726
                                             ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                   MARCH 31, 1994 and DECEMBER 31, 1993
                      (Unaudited)          (Audited)
                                               March 31,       December 31,
                                                 1994             1993
                                                 ----             ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes and loans payable                    $    805,975     $    834,197

  Accounts payable                             56,561,612       51,166,414

  Federal, state and foreign taxes
    on income                                  27,391,924       21,598,997

  Accrued expenses--
    Payroll and commissions                    12,351,428       12,844,332
    Vacation, sick leave and
      retirement insurance                      9,683,459        9,074,991
    Acquisitions                                9,451,469        9,125,000
    Restructuring                               7,466,653       10,840,975
    Royalties                                   7,337,851        7,319,675
    Pensions and profit sharing                 5,595,957        5,094,628
    Other                                      29,027,335       27,153,269
                                             ------------     ------------
     Total current liabilities                165,673,663      155,052,478
                                             ------------     ------------
LONG-TERM LIABILITIES:
  Foreign employee severance obligations       13,519,895       12,869,999
  Pensions                                      7,661,333        7,442,344
                                             ------------     ------------
     Total long-term liabilities               21,181,228       20,312,343
                                             ------------     ------------
SHAREHOLDERS' EQUITY
  Common stock                                  3,153,530        3,153,530
  Capital in excess of par value               35,861,059       34,015,110

  Retained earnings                           342,023,434      338,753,939

  Cumulative translation adjustments        (  27,077,722)   (  27,405,455)
                                             ------------     ------------
                                              353,960,301      348,517,124
  Less - Shares held in treasury, at cost      93,920,896       94,151,219
                                             ------------     ------------
     Total shareholders' equity               260,039,405      254,365,905
                                             ------------     ------------
                                             $446,894,296     $429,730,726
                                             ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

      FOR THE THREE MONTHS ENDED MARCH 31, 1994 and 1993 (Unaudited)

<CAPTION
                                                1994              1993
                                                ----              ----
NET SALES                                   $171,769,005      $164,489,605

COST OF SALES                                 69,806,121        65,200,300
                                            ------------      ------------
GROSS PROFIT                                 101,962,884        99,289,305

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                     86,982,547        87,406,634
                                            ------------      ------------
OPERATING PROFIT                              14,980,337        11,882,671
  Interest expense                         (     156,920)    (     376,341)
  Other income, net                              664,328           637,928
                                            ------------      ------------
INCOME BEFORE INCOME TAXES                    15,487,745        12,144,258

  Income taxes                                 7,354,813         5,877,230
                                            ------------      ------------
NET INCOME                                     8,132,932         6,267,028

RETAINED EARNINGS, beginning of
  period                                     338,753,939       325,241,068

  Cash dividends, $.25 per share in
    1994 and 1993                          (   4,863,437)    (   4,949,154)
                                            ------------      ------------
RETAINED EARNINGS, end of period            $342,023,434      $326,558,942
                                            ============      ============

EARNINGS PER COMMON SHARE:
  Primary and fully diluted                        $ .41             $ .31
                                                   =====             =====








The accompanying notes are an integral part of these condensed financial statements.

                                    STANHOME INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1994 and 1993 (Unaudited)

                                                  1994           1993
                                                  ----           ----
OPERATING ACTIVITIES:
  Net cash provided by operating activities    $17,164,172    $ 6,076,811
                                               -----------    -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment   (  1,321,591)  (  1,113,377)
  Proceeds from sale of property, plant and
   equipment                                       605,699        121,938
  Other, principally marketable securities    (        630)             -
                                               -----------    -----------
  Net cash used in investing activities       (    716,522)  (    991,439)
                                               -----------    -----------

FINANCING ACTIVITIES:
  Cash dividends                              (  4,863,437)  (  4,949,154)
  Exchanges and purchases of common stock     (    108,891)  (      6,384)
  Notes and loans payable                     (     56,515)     2,076,746
  Exercise of stock options                      1,954,489        286,061
  Other common stock issuance                      230,674        231,903
                                               -----------    -----------
  Net cash used in financing activities       (  2,843,680)  (  2,360,828)
                                               -----------    -----------
  Effect of exchange rate changes on cash and
   cash equivalents                                187,903   (  1,181,860)
                                               -----------    -----------
  Increase/(decrease) in cash and
   cash equivalents                             13,791,873      1,542,684
  Cash and cash equivalents,
   beginning of year                            53,333,754     33,793,236
                                               -----------    -----------
  Cash and cash equivalents, end of quarter    $67,125,627    $35,335,920
                                               ===========    ===========

SUPPLEMENTAL CASH FLOW DATA
  Cash paid for:
    Interest                                   $   190,717    $   340,564
    Income taxes                               $ 1,709,357    $ 3,086,577


The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     The consolidated condensed financial statements and related notes included herein have been prepared by the Company, without audit except for the December 31, 1993 condensed balance sheet, which was derived from the

Annual Report on Form 10-K, pursuant to the rules and regulations of the

Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the

Company believes that the disclosures are adequate to make the information presented not misleading.  The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended

December 31, 1993.

1.  ACCOUNTING POLICIES:

     The Company's financial statements for the three months ended March

31, 1994 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1993 consolidated financial statements included in the Company's 1993 Annual Report on Form 10-K.

Marketable securities with maturities of three months or less are considered to be cash equivalents and amounted to $8,000,000 at March 31,

1994 versus none at December 31, 1993.  Notes and accounts receivable were net of allowance for doubtful accounts of $16,813,000 at March 31, 1994 and

$15,731,000 at December 31, 1993.



2.  INVENTORY CLASSES:

     The major classes of inventories at March and December 3l were as follows (in thousands):

                                                 March 31,  December 31,

                                                   1994        1993
                                                   ----        ----
     Raw materials and supplies                 $  6,687    $  6,710
     Work in process                                 388         644
     Finished goods in transit                     8,262       8,762
     Finished goods                               77,864      78,761
                                                --------    --------
                                                $ 93,201    $ 94,877
                                                ========    ========


3.  OTHER INCOME, NET:

     Other income, net for the three months ended March 31, 1994 and 1993 consists of the following (in thousands):

                                                  1994        1993

                                                  ----        ----
     Interest income                             $  846      $1,055
     Gains on the sale of
       capital assets, net                          437           1
     Other assets amortization                  (   598)    (   574)
     Other items, net                           (    20)        156
                                                 ------      ------
                                                 $  665      $  638
                                                 ======      ======

4.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

     Earnings per common share are based on the average number of common shares outstanding and common share equivalents for the period covered.

For both years, there was no difference in earnings per share between primary and fully diluted earnings per share computations.  For the first quarter fully diluted computation, the average number of shares utilized was 19,754,901 and 20,024,213 shares for 1994 and 1993, respectively,

including common share equivalents of 332,288 in 1994 and 241,298 in 1993.

The lower average number of shares for 1994 resulted from the repurchase of shares in the last nine months of 1993 as part of the Company's repurchase program.

                               STANHOME INC.

                     THREE MONTHS ENDED MARCH 31, 1994

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS



     BUSINESS SEGMENTS of the Company's operations are summarized on Page

14.  A discussion and analysis of the segments follows:

     Enesco Worldwide Giftware Group sales increased 13% primarily due to continued unit volume growth in the United States of collectible licensed lines.  Delivery of products from the Far East continued to improve.

International sales and operating profit decreased due to poor economic conditions and to unfavorable exchange translation rates in 1994 compared to 1993.  The Australian company recorded much lower sales and losses, and as provided for in the 1993 restructuring, was sold to a distributor in

April 1994.  Total Group operating profit increased 32% and benefited from a lower percentage of selling, general and administrative expenses principally due to the favorable impact of the sales increase on fixed costs.  The total cost of sales percentage increased due to higher costs and product promotions.

     Hamilton Worldwide Direct Response Group sales and operating profit increased due to unit volume sales growth in the United States.

International sales decreased and operating losses increased and were impacted by poor economic conditions.

     Worldwide Direct Selling Group sales decreased as results were impacted by poor economic conditions in Europe and unfavorable foreign exchange rates compared to the first quarter 1993.  However, operating profit improved 18% as a result of the benefits from the restructuring program, announced in 1993. Included in the benefits were reduced losses from operations that have been discontinued.  First quarter sales and operating losses for 1994 and 1993 of operations that have been discontinued as a result of the restructuring were sales of $857,000 and

$1,233,000, respectively, and operating losses of $1,000 and $1,102,000,

respectively.  European Direct Selling sales decreased 12% due to declines from all the major operations but operating profit increased 14% due to the benefits from the restructuring.  First quarter 1994 European local currency sales and operating profit translated at 1993 exchange rates would have resulted in a 4% sales decrease but a 26% operating profit increase.  Italian value-added sales tax and, in some cases, income tax issues concerning the Italian independent Dealers, as well as registration taxes imposed by the government which affect the Dealer force, have caused

Dealers to leave and potential recruits to decline to join.  These conditions still persist.  The Company will continue to assist Dealers in their defense of the claims, by making payments of legal expenses,

advancing amounts for tax deposits, or making payments of settlements where this is more cost effective than potential litigation costs, so as to protect its Dealer force and its ability to recruit and retain future

Dealers.  These payments have not been material.  Latin American Direct

Selling sales and operating profit increased due principally to strong results from Mexico.  U.S. Direct Selling sales decreased and operating loss increased.

     General corporate expense increased due principally to higher compensation and benefits.

     International operations were unfavorably impacted by lower currency translation rates in the first three months of 1994 compared to 1993 and

1993 compared to 1992.  The value of the U.S. dollar versus Asian currencies has resulted in higher costs of imported products.  The value of the U.S. dollar versus international currencies where the Company conducts business will continue to impact the future results of these businesses.  In addition to the currency risks, the Company's international operations, including sources of imported products, are subject to the risks of doing business abroad including import or export restrictions and changes in economic and political climates.

     Net sales and operating profit for the first quarter of 1994 are less than the fourth quarter of 1993 due to the seasonal characteristics of the

Company's sales.

     INTEREST EXPENSE AND OTHER INCOME, NET.  Interest expense for the first quarter of 1994 decreased compared to 1993 principally due to lower borrowings.  Interest income decreased compared to 1993 principally due to lower rates.  The 1994 gain on the sale of assets was from the sale of the

Company's Direct Selling Zanesville, Ohio Customer Care Center.

     THE EFFECTIVE TAX RATE was 47% for the first quarter of 1994 compared to 48% for the first quarter of 1993.  The decrease was principally due to a favorable earnings mix with a lower ratio of foreign source income to

United States income, which has a lower rate despite the increase in

United States taxes in 1994.

     FINANCIAL CONDITION.  The Company has historically satisfied its capital requirements with internally generated funds and short-term loans.

Working capital requirements have seasonal variations during the year and are generally greatest during the third quarter.

     The major sources of cash from operating activities in the first quarter of 1994 were from net income as well as lower accounts receivable and inventory levels and higher levels of accounts payable and accrued taxes due generally to timing differences and seasonality.  The amounts were partially reduced by increases in prepaid expenses due to seasonality and marketing efforts in support of higher sales for the Direct Response

Group.

     The major use of cash in investing activities in the first three months of 1994 was for capital expenditures.  Capital expenditure commitments for $17 million are planned for 1994.  As part of the restructuring program, the Company currently has for sale two distribution centers with a total appraised value of approximately $2.7 million.  The

Company has an acquisition program, and may utilize funds for this purpose in the future.  On April 15, 1994, the acquisition accrual amount was paid in connection with the Company's 1989 stock purchase of The Hamilton Group

Limited, Inc.

     The major use of cash in financing activities was for dividends to shareholders.  The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market,

depending on market conditions, and may utilize funds for this purpose in the future.  As of March 31, 1994, 1.4 million shares remained available for purchase under the program.  The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the

Company's view, one of its best investment alternatives.  The major source of funds from financing activities continued to be from the exercise of stock options.  Total stock options outstanding at the exercise price amounted to $72 million at March 31, 1994 and the Company could receive these funds in the future if the options are exercised.

     Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items.  The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.  International currency fluctuations of $328,000 reduced the cumulative translation component which contributed to the shareholders' equity increase in the first quarter of

1994.  The translation adjustments to the March 31, 1994 balance sheet that produced the 1994 change in the cumulative translation component of shareholders' equity were increases in working capital by $339,000; net property, plant and equipment and other assets by $592,000; and long-term liabilities by $603,000.  The Company depends upon its international operations to pay dividends and to make other payments to the Company.  The

Company's international operations are subject to the risks of doing business abroad including currency, economic and political.

     With the level of funds generated from operations, the level of working capital and the unused lines of credit, no liquidity problems are anticipated.

                               STANHOME INC.

              SALES AND OPERATING PROFIT BY BUSINESS SEGMENT


   FOR THE FIRST THREE MONTHS ENDED MARCH 31, 1994 AND 1993 (Unaudited)
                              (In Thousands)


                                       1994          1993       Percent
                                      Actual        Actual      Change
                                      ------        ------      -------
Net Sales:

  Worldwide Giftware                 $ 86,745      $ 76,467       13%
  Worldwide Direct Response            26,074        23,593       11
  Worldwide Direct Selling             59,439        64,508      ( 8)
  Eliminations                      (     489)    (      78)
                                     --------      --------
  Total Net Sales                    $171,769      $164,490        4%
                                     ========      ========


Operating Profit:

  Worldwide Giftware                 $ 10,288      $  7,813       32%
  Worldwide Direct Response             1,549         1,349       15
  Worldwide Direct Selling              5,315         4,518       18
  Corporate                         (   2,172)    (   1,797)     (21)
                                     --------      --------
  Total Operating Profit             $ 14,980      $ 11,883       26%
                                     ========      ========

                        PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)  The Annual Meeting of Stockholders was held on April 28, 1994.

      (c) The first matter voted upon at the meeting was the election of Directors. The members of Class II were standing for election to a three-year term expiring at the Annual Meeting in 1997. Upon motion duly made and seconded, it was voted to elect Janet
           M. Clarke, Alejandro Diaz, Allan G. Keirstead, and Alla O'Brien as Class II Directors for a three-year term expiring at the Annual Meeting in 1997 and until their successors are elected and qualified. The votes for each of the candidates were reported as follows:


                  Janet M. Clarke         For:     16,298,959

                                          Withheld:   397,058

                  Alejandro Diaz          For:     16,288,229

                                          Withheld:   407,788

                  Allan G. Keirstead      For:     16,312,668

                                          Withheld:   383,349

                  Alla O'Brien            For:     16,318,615

                                          Withheld:   377,402


           The second matter voted upon at the meeting was the ratification of the Board's appointment of Arthur Andersen & Co. as independent accountants for 1994. Upon motion duly made and seconded, it was voted that the appointment by the Board of Directors at its March 2, 1994 meeting of Arthur Andersen & Co., independent certified public accountants, as independent accountants for the Company for its fiscal year ending December 31, 1994 be ratified and approved. The votes for the independent accountants were reported as follows:

                  Arthur Andersen & Co.   For:     16,539,831

                                          Against:     41,502

                                          Abstain:    114,684

      The third matter voted upon at the meeting was the approval of the indemnification provision as amended and restated in Article V of the Company's By-Laws. Upon motion duly made and seconded, it was voted that the amendment and restatement by the Board of Directors at its January 26, 1994 meeting of Article V of the Company's By-Laws be ratified and approved. The votes for the indemnification provision amendment were reported as follows:

                  By-Laws Amendment       For:    16,285,237

                                          Against:    74,035

                                          Abstain:   336,745


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

       -    By-Laws as amended.

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the Quarter for which this report is filed.

All other items hereunder are omitted because either such item is inapplicable or the response to it is negative.


                        Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STANHOME INC.
                              (Registrant)

Date:  May 11, 1994           /s/G. William Seawright
                              ________________________
                              G. William Seawright
                              President and Chief Executive Officer

Date:  May 11, 1994           /s/Allan G. Keirstead
                              ________________________
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer

                               EXHIBIT INDEX


Reg. S-K
Item 601                      Exhibit                    10-Q Page No.
  3(ii)                       By-Laws                          18



