Form 10-Q
period 1994-06-30
STANHOME INC
filed 1994-08-11
CIK 93542

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   June 30, 1994
                                             _____________

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________.

                         Commission File Number 0-1349


                                  Stanhome Inc.
___________________________________________________________________________
             (Exact name of registrant as specified in its charter)

         Massachusetts                                 04-1864170
_______________________________               _____________________________
(State or other jurisdiction of                    (I. R. S. Employer
 incorporation or organization)                     Identification No.)

         333 Western Avenue, Westfield, Massachusetts           01085
___________________________________________________________________________
        (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  413-562-3631
___________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X No _

                                             June 30,
                                     1994                1993
                                     ____                ____
Shares Outstanding:

  Common Stock with
    Associated Rights             19,260,150          19,709,196


                                              Total number of pages
                                              contained herein 20

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------
                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    JUNE 30, 1994 and DECEMBER 31, 1993
                                (Unaudited)
                                                June 30,      December 31,
                                                  1994            1993
                                                  ----            ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit           $ 42,910,929     $ 53,333,754

  Marketable securities, at cost (which
    approximates market value)                 14,770,487        7,392,380

  Notes and accounts receivable, net          128,370,120      123,018,073

  Inventories                                  96,676,407       94,877,441

  Prepaid advertising                          40,192,447       30,946,289

  Other prepaid expenses                        7,471,951        4,783,884
                                             ------------     ------------
     Total current assets                     330,392,341      314,351,821
                                             ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, at cost        107,622,347      107,851,799

  Less - Accumulated depreciation and
         amortization                          63,256,579       63,177,270
                                             ------------     ------------
                                               44,365,768       44,674,529
                                             ------------     ------------

OTHER ASSETS:

  Intangibles
    Goodwill, net                              42,276,546       43,028,884
    Product lines and other, net               17,708,504       18,720,577

  Other                                         9,898,288        8,954,915
                                             ------------     ------------
                                               69,883,338       70,704,376
                                             ------------     ------------
                                             $444,641,447     $429,730,726
                                             ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    JUNE 30, 1994 and DECEMBER 31, 1993
                                (Unaudited)
                                                June 30,      December 31,
                                                  1994            1993
                                                  ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes and loans payable                    $    771,296     $    834,197

  Accounts payable                             56,519,431       51,166,414

  Federal, state and foreign taxes
    on income                                  30,642,581       21,598,997

  Accrued expenses--
    Payroll and commissions                    16,572,028       12,844,332
    Vacation, sick leave and
      retirement insurance                     10,479,004        9,074,991
    Restructuring                               6,950,699       10,840,975
    Acquisitions                                        -        9,125,000
    Royalties                                   6,591,890        7,319,675
    Pensions and profit sharing                 4,081,922        5,094,628
    Other                                      29,750,886       27,153,269
                                             ------------     ------------
     Total current liabilities                162,359,737      155,052,478
                                             ------------     ------------
LONG-TERM LIABILITIES:
  Foreign employee severance obligations       13,613,218       12,869,999
  Pensions                                      7,880,322        7,442,344
                                             ------------     ------------
     Total long-term liabilities               21,493,540       20,312,343
                                             ------------     ------------
SHAREHOLDERS' EQUITY
  Common stock                                  3,153,530        3,153,530
  Capital in excess of par value               36,684,673       34,015,110

  Retained earnings                           348,799,802      338,753,939

  Cumulative translation adjustments        (  25,537,646)   (  27,405,455)
                                             ------------     ------------
                                              363,100,359      348,517,124
  Less - Shares held in treasury, at cost     102,312,189       94,151,219
                                             ------------     ------------
     Total shareholders' equity               260,788,170      254,365,905
                                             ------------     ------------
                                             $444,641,447     $429,730,726
                                             ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

         FOR THE QUARTERS ENDED JUNE 30, 1994 and 1993 (Unaudited)


                                                1994              1993
                                                ----              ----
NET SALES                                   $188,592,017      $187,236,342

COST OF SALES                                 74,485,471        72,870,696
                                            ------------      ------------
GROSS PROFIT                                 114,106,546       114,365,646

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                     93,273,122        95,646,525

RESTRUCTURING CHARGE                                   -        17,000,000
                                            ------------      ------------
OPERATING PROFIT                              20,833,424         1,719,121
  Interest expense                         (     146,944)    (     353,766)
  Other income, net                              522,987           773,112
                                            ------------      ------------
INCOME BEFORE INCOME TAXES                    21,209,467         2,138,467

  Income taxes                                 9,601,186         3,361,097
                                            ------------      ------------
NET INCOME/(LOSS)                           $ 11,608,281     ($  1,222,630)
                                            ============      ============

EARNINGS/(LOSS) PER COMMON SHARE,
  primary and fully diluted                        $ .59            ($ .06)
                                                   =====             =====
















The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE SIX MONTHS ENDED JUNE 30, 1994 and 1993 (Unaudited)

                                                1994              1993
                                                ----              ----
NET SALES                                   $360,361,022      $351,725,947

COST OF SALES                                144,291,592       138,070,996
                                            ------------      ------------
GROSS PROFIT                                 216,069,430       213,654,951

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                    180,255,669       183,053,159

RESTRUCTURING CHARGE                                   -        17,000,000
                                            ------------      ------------
OPERATING PROFIT                              35,813,761        13,601,792
  Interest expense                         (     303,864)    (     730,107)
  Other income, net                            1,187,315         1,411,040
                                            ------------      ------------
INCOME BEFORE INCOME TAXES                    36,697,212        14,282,725

  Income taxes                                16,955,999         9,238,327
                                            ------------      ------------
NET INCOME                                    19,741,213         5,044,398


RETAINED EARNINGS, beginning of
  period                                     338,753,939       325,241,068

  Cash dividends, $.50 per share in
    1994 and 1993                          (   9,695,350)    (   9,876,356)
                                            ------------      ------------
RETAINED EARNINGS, end of period            $348,799,802      $320,409,110
                                            ============      ============

EARNINGS PER COMMON SHARE:
  Primary and fully diluted                        $1.00             $ .25
                                                   =====             =====










The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

        FOR THE SIX MONTHS ENDED JUNE 30, 1994 and 1993 (Unaudited)

                                                  1994            1993
                                                  ----            ----
OPERATING ACTIVITIES:
  Net cash provided by operating activities    $21,765,885     $22,203,320
                                               -----------     -----------
INVESTING ACTIVITIES:
  Acquisition of businesses, net of cash
    acquired, including additional
    contingent cash payments                  (  9,481,217)              -
  Purchase of property, plant and equipment   (  2,662,229)   (  2,931,579)
  Proceeds from sale of property,
    plant and equipment                            892,077         275,657
  Other, principally marketable securities       7,707,883    (      7,860)
                                               -----------     -----------
  Net cash used in investing activities       (  3,543,486)   (  2,663,782)
                                               -----------     -----------
FINANCING ACTIVITIES:
  Cash dividends                              (  9,695,350)   (  9,876,356)
  Exchanges and purchases of common stock     (  8,678,204)   (  2,771,332)
  Notes and loans payable                     (    132,738)      2,190,116
  Exercise of stock options                      2,927,692         367,796
  Other common stock issuance                      259,105         265,648
                                               -----------     -----------
  Net cash used in financing activities       ( 15,319,495)   (  9,824,128)
                                               -----------     -----------
  Effect of exchange rate changes on cash and
    cash equivalents                             1,442,758    (  1,641,317)
                                               -----------     -----------
  Increase/(decrease) in cash and
    cash equivalents                             4,345,662       8,074,093
  Cash and cash equivalents,
    beginning of year                           53,333,754      33,793,236
                                               -----------     -----------
  Cash and cash equivalents, end of quarter    $57,679,416     $41,867,329
                                               ===========     ===========


SUPPLEMENTAL CASH FLOW DATA
  Cash paid for:
    Interest                                   $   369,888     $   782,669
    Income taxes                               $ 8,319,711     $ 8,874,895




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

Company believes that the disclosures are adequate to make the information presented not misleading.  The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.



1.  ACCOUNTING POLICIES:

     The Company's financial statements for the three and six months ended

June 30, 1994 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1993 consolidated financial statements included in the Company's 1993 Annual Report on Form 10-K.

Marketable securities with maturities of three months or less are considered to be cash equivalents and amounted to $14,768,000 at June 30,

1994 versus none at December 31, 1993.  Except for $2,000 of other investments with terms in excess of 90 days, the cash flows' cash and cash equivalents at June 30, 1994 are equal to the cash and certificates of deposit and the marketable securities on the June 30, 1994 balance sheet.

Notes and accounts receivable were net of allowance for doubtful accounts of $17,810,000 at June 30, 1994 and $15,731,000 at December 31, 1993.

     The impact of adopting the AICPA's SOP 93-7 (Reporting on Advertising

Costs) is immaterial to the Company as the Company is already in compliance with all the Statement's accounting provisions.

     The Company recognizes revenue as merchandise is turned over to the shipper.



2.  OTHER INCOME, NET:

     Other income, net for the quarters and six months ended June 30, 1994 and 1993 consists of the following (in thousands):



                                                 Quarters Ended June 30
                                                 ----------------------
                                                   1994         1993
                                                   ----         ----
     Interest income                              $1,124       $1,177
     Gains on the sale of capital
       assets, net                                    25            -
     Other assets amortization                   (   604)     (   558)
     Other items, net                            (    23)         154
                                                  ------       ------
                                                  $  522       $  773
                                                  ======       ======

                                                Six Months Ended June 30
                                                ------------------------
                                                   1994         1993
                                                   ----         ----
     Interest income                              $1,970       $2,232
     Gains on the sale of capital
       assets, net                                   462            1
     Other assets amortization                   ( 1,202)     ( 1,132)
     Other items, net                            (    43)         310
                                                  ------       ------
                                                  $1,187       $1,411
                                                  ======       ======

3.  INVENTORY CLASSES:   The major classes of inventories at June 30 and

December 31 were as follows (in thousands):

                                                 June 30,    December 3l,
                                                   1994          1993

     Raw materials and supplies                 $  7,612      $  6,710
     Work in process                                 313           644
     Finished goods in transit                     8,740         8,762
     Finished goods                               80,011        78,761
                                                --------      --------
                                                $ 96,676      $ 94,877
                                                ========      ========


4.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

     Earnings per common share are based on the average number of common shares outstanding and common share equivalents for the periods covered.

For both years, there was no difference in earnings per share between primary and fully diluted earnings per share computations.  For the second quarter, the average number of shares utilized in the fully diluted computation was 19,687,813 and 19,909,408 shares for 1994 and 1993,

respectively.  The average number of shares utilized in the fully diluted computation for the six months ended June 30 was 19,691,266 for 1994 and

19,919,413 for 1993.  Both 1994 computations included common share equivalents of 289,239 and both 1993 computations included common share equivalents of 155,170.  The lower average number of shares for the second quarter and first six months of 1994 resulted from the repurchase of shares as part of the Company's repurchase program.

                               STANHOME INC.

                QUARTER AND SIX MONTHS ENDED JUNE 30, 1994

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS

     BUSINESS SEGMENTS of the Company's operations are summarized on Page

19.  A discussion and analysis of the segments follows:

     Enesco Worldwide Giftware Group sales increased for the second quarter and first six months primarily due to increased unit volume from the

Precious Moments and Cherished Teddies collectible licensed lines.  First six months sales of the Precious Moments line represented 50% of total sales for both 1994 and 1993 and the Cherished Teddies line represented 16%

of total sales in 1994 compared to 10% in 1993.  International sales volume declined for the second quarter and first six months due, in part, to unfavorable currency translation rates and to significantly lower sales from Australia.  The Australian company was sold to a distributor in April

1994, and the close-out costs were provided for in the 1993 restructuring.

For the first six months of 1994, Australia recorded $257,000 in sales and no loss compared to sales of $1,036,000 and an operating loss of $535,000 in 1993.  Excluding Australia, international operating profit declined for the second quarter and first six months due to higher cost of sales.  Total

Group operating profit increased for the second quarter and first six months led by the United States and benefited from a lower percentage of selling, general and administrative expenses principally due to the favorable impact of the sales increase on fixed costs combined with the benefits from the 1993 restructuring.  The benefits from the restructuring for the first six months of 1994 improved operating profit by approximately

$1,100,000.  The total cost of sales percentage for the second quarter and first six months increased approximately 2% due to higher costs and product promotions.

     Hamilton Worldwide Direct Response Group sales and operating profit increased for the second quarter and first six months due to unit volume sales growth in plates in the United States in very competitive market conditions.  Doll sales decreased and represented 27% of first six months sales in 1994 compared to 34% in 1993.  International sales decreased and operating losses increased and were impacted by poor economic conditions.

Operating profit for the second quarter and first six months benefited from a 2% lower cost of sales percentage due to sales mix.  Selling, general and administrative expenses increased as a percentage of sales due to higher spending and higher advertising expenses.  For the first six months of

1994, advertising expense amounted to 47% of sales compared to 45% in 1993,

reflecting the competitive market conditions.

     Worldwide Direct Selling Group sales decreased as results were impacted by poor economic conditions in Europe and unfavorable foreign exchange rates compared to the second quarter and first six months of 1993.

However, operating profit improved as a result of the benefits from the restructuring program, announced in 1993.  Included in the benefits were reduced losses from operations that have been discontinued.  First six months sales and operating losses for 1994 and 1993 of operations that have been discontinued as a result of the restructuring were sales of $857,000 and $2,564,000, respectively, and operating losses of $1,000 and

$1,737,000, respectively.  In addition, the restructuring has resulted in cost savings of approximately $2,200,000 for the first six months of 1994 compared to 1993. The cost of sales percentage for the second quarter and first six months of 1994 decreased by approximately 2% due principally to sales mix and the absence of higher cost of sales from discontinued

operations.  European Direct Selling sales for the quarter and first six months decreased 11% and 12%, respectively, due to unit volume declines from all the major operations but operating profit increased 6% and 9%,

respectively, due to the benefits from the restructuring.  First six months

1994 European local currency sales and operating profit translated at 1993 exchange rates would have resulted in a 5% sales decrease but an 18%

operating profit increase.  The Company has previously reported that its

Italian subsidiary, Stanhome S.p.A., has been assisting its independent

Dealers in the defense of personal tax assessments made against them in connection with the distribution of hostess gifts as part of the Stanhome

Party Plan Sales System, by paying legal expenses, advancing amounts for tax deposits, or making settlement payments where this is more cost effective than potential litigation costs, so as to protect its Dealer force and its ability to recruit and retain future Dealers.  These payments have not been material.  Stanhome S.p.A. has recently received a favorable ruling from the Italian government regarding certain tax consequences of the distribution of the hostess gifts.  This ruling should lead to a favorable resolution of the ongoing Dealer tax litigation concerning these assessments.  To the extent necessary, the Italian subsidiary will continue to assist Dealers in the defense of these assessments.  Separately,

registration taxes imposed by the Italian government continue to affect the

Dealer force.  Latin American Direct Selling sales and operating profit increased due principally to strong results from Mexico, although the second quarter sales were down principally due to a reduction in Venezuela from the significant devaluation of the currency. U.S. Direct Selling sales decreased and the operating loss increased for the second quarter and first six months.

     General corporate expense increased for the second quarter and first six months due principally to higher compensation and benefits, consistent with the 1994 proxy statement disclosure.

     International operations were unfavorably impacted by lower currency translation rates in the second quarter and first six months of 1994 compared to 1993 and the same periods in 1993 compared to 1992.  The value of the U.S. dollar versus Asian currencies has resulted in higher costs of imported products.  The value of the U.S. dollar versus international currencies where the Company conducts business will continue to impact the future results of these businesses.  In addition to the currency risks, the

Company's international operations, including sources of imported products,

are subject to the risks of doing business abroad including import or export restrictions and changes in economic and political climates.

     Net sales and operating profit for the second quarter of 1994 are greater than the first quarter of 1994 due to the seasonal characteristics of the Company's sales.

     INTEREST EXPENSE AND OTHER INCOME, NET.  Interest expense for the second quarter and first six months of 1994 decreased compared to 1993 principally due to lower borrowings.  Interest income decreased for both periods compared to 1993 principally due to lower rates.  The 1994 gain in the first six months on the sale of assets was from the sale of the

Company's Direct Selling Zanesville, Ohio Customer Care Center in the first quarter.

     THE EFFECTIVE TAX RATES for 1994 were lower than 1993, excluding the impact of the restructuring charge, due to a favorable earnings mix with a lower ratio of foreign income to United States income, which has a lower rate despite the increase in United States taxes in 1994.  The tax benefit of $5.5 million, or 32% of the $17 million 1993 restructuring charge, was limited by the inability to fully receive tax benefits for all of the charges in certain international locations.

     FINANCIAL CONDITION.  The Company has historically satisfied its capital requirements with internally generated funds and short-term loans.

Working capital requirements have seasonal variations during the year and are generally greatest during the third quarter.

     The major sources of cash from operating activities in the first six months of 1994 were from net income and higher levels of payables and accruals due generally to timing differences and seasonality.  The amounts were partially reduced by increases in prepaid expenses due to seasonality and marketing efforts in support of higher sales for the Direct Response

Group and in accounts receivable for the Giftware Group to support higher sales.

     The major uses of cash in investing activities in the first six months of 1994 were for capital expenditures and acquisition payments.

Capital expenditure commitments for $17 million are planned for 1994.  At

June 30, 1994, as part of the restructuring program, the Company had for sale two distribution centers with a total appraised value of approximately $2.7 million.  The Company has an acquisition program, and may utilize funds for this purpose in the future.  On April 15, 1994, the acquisition accrual amount was paid in connection with the Company's 1989 stock purchase of The Hamilton Group Limited, Inc. Marketable securities principally consists of Italian treasury bills and commercial paper.  The

Italian subsidiary invests excess cash in short-term investments which change from time to time based on availability and rates.  The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit and time deposits.

     The major uses of cash in financing activities were for dividends to shareholders and purchases of common stock.  Purchases of common stock principally included shares repurchased by the Company.  During the second quarter of this year, the Company repurchased 252,000 shares for

$8,524,000.  There were no repurchases in the first quarter.  The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market, depending on market conditions, and may utilize funds for this purpose in the future.  As of

June 30, 1994, 1,149,000 shares remained available for purchase under the program.  The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives.  The major source of funds from financing activities continued to be from the exercise of stock options.  Total stock options outstanding at the exercise price amounted to $72 million at

June 30, 1994 and the Company could receive these funds in the future if the options are exercised.

     The Company's various subsidiaries import products in foreign currencies and from time to time will enter into short-term foreign exchange contracts or build currency deposits as a partial hedge for current inventory purchases against currency fluctuations. Gains and losses on these contracts are deferred and recorded as a component of cost of sales when the related inventory is sold.  The Company makes short-term foreign currency intercompany loans to various international subsidiaries and fully hedges these transactions against currency fluctuations.  The costs of these currency contracts are expensed as part of the interest rate charged.  The Company receives dividends, technical service fees,

royalties and other payments from its subsidiaries in foreign currency.

From time to time, the Company will enter into short-term foreign exchange contracts as a partial hedge against currency fluctuations on these present and future receivables.  This has been particularly important in the case of Italy since the Italian lire has fluctuated substantially against the U.S. dollar and the political climate there has been relatively unstable.  Gains and losses are recognized and the resulting credit or debit offsets foreign exchange gains or losses on the receivables.  At June 30, 1994, the Company had approximately $30,600,000 of notional value foreign exchange hedge contracts outstanding maturing during 1994, principally for intercompany receivables.

     Fluctuations in the value of the U.S. Dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items.  The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.  International currency fluctuations of $1,868,000 reduced the cumulative translation component which contributed to the shareholders' equity increase in the first six months of 1994.  The translation adjustments to the June 30, 1994 balance sheet that produced the 1994 change in the cumulative translation component of shareholders' equity were increases in working capital by $1,518,000;

net property, plant and equipment and other assets by $1,357,000; and long-

term liabilities by $1,007,000.  The Company depends upon its international operations to pay dividends and to make other payments to the Company. The

Company's international operations are subject to the risks of doing business abroad including currency, economic and political.

     With the level of funds generated from operations, the level of working capital and the unused lines of credit, no liquidity problems are anticipated.

     RESTRUCTURING PROGRAM:  In the second quarter of 1993, the Company incurred a restructuring charge of $17 million pre-tax, $11.5 million after tax, or $.58 per share.  The restructuring program takes advantage of consolidation opportunities principally in the distribution and administrative functions within the Company to achieve future operating efficiencies and savings.  When completed, it is expected to include a reduction of approximately 10% of the Company's worldwide work force of

4,500.  The restructuring charge was $13 million for Worldwide Direct

Selling and $4 million for Enesco Worldwide Giftware.  The program is expected to be virtually completed by the end of 1994.  When completed,

future annual cost savings are expected to be approximately $11 million pre-

tax ($8 million for Direct Selling and $3 million for Giftware), $7 million after tax, or $.35 per share.  Part of the savings generated by the program will be used to build the Company's profitability, as well as enhance the

Company's flexibility to capitalize on attractive growth opportunities.

The charge included $9.7 million for severance pay related expenses, $4.8 million for facilities closing and moving, $1.7 million write down of current assets, and $.8 million write down of net fixed assets.

     As of June 30, 1994, the restructuring program is basically progressing as scheduled for anticipated costs, savings and completion.

The restructuring balance sheet accrual as of June 30, 1994 of $6,951,000 principally consists of severance pay related expenses.



                                  STANHOME INC.

                 SALES AND OPERATING PROFIT BY BUSINESS SEGMENT

    FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                   (Unaudited)

                                 (In Thousands)

                                               Second Quarter                            First Six Months
                                       -----------------------------              ----------------------------
                                        1994           1993        Percent         1994            1993        Percent
                                       Actual         Actual       Change         Actual          Actual       Change
                                       ------         ------       -------        ------          ------       -------
Net Sales:

  Worldwide Giftware                  $ 91,027       $ 82,339        11%         $177,772        $158,806        12%
  Worldwide Direct Response             32,794         31,420         4            58,868          55,013         7
  Worldwide Direct Selling              65,658         74,177       (11)          125,097         138,685       (10)
  Eliminations                       (     887)     (     700)                  (   1,376)      (     778)
                                      --------       --------                    --------        --------
  Total Net Sales                     $188,592       $187,236         1%         $360,361        $351,726         2%
                                      ========       ========                    ========        ========

Operating Profit:

  Worldwide Giftware                  $ 12,888       $ 10,871        19%         $ 23,176        $ 18,684        24%
  Worldwide Direct Response              2,252          2,227         1             3,801           3,576         6
  Worldwide Direct Selling               7,973          7,614         5            13,288          12,132        10
  Corporate                          (   2,279)     (   1,993)      (14)        (   4,451)      (   3,790)      (17)
                                      --------       --------                    --------        --------
                                        20,834         18,719        11            35,814          30,602        17
  Restructuring                              -      (  17,000)                          -       (  17,000)
                                      --------       --------                    --------        --------
  Total Operating Profit              $ 20,834       $  1,719                    $ 35,814        $ 13,602       163%
                                      ========       ========                    ========        ========

                           PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

               None.

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

                                     STANHOME INC.
                                     (Registrant)

Date:  August 11, 1994               /s/ G. William Seawright
                                     __________________________
                                     G. William Seawright
                                     President and Chief Executive Officer

Date:  August 11, 1994               /s/ Allan G. Keirstead
                                     ___________________________
                                     Allan G. Keirstead
                                     Chief Administrative and Financial
                                     Officer