Form 10-Q
period 1994-09-30
STANHOME INC
filed 1994-11-14
CIK 93542

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      September 30, 1994

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to _________.

                       Commission File Number 0-1349

                               Stanhome Inc.
___________________________________________________________________________
          (Exact name of registrant as specified in its charter)


            Massachusetts                                04-1864170
____________________________________                _______________________
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


333 Western Avenue, Westfield, Massachusetts                01085
___________________________________________________________________________
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:         413-562-3631
___________________________________________________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days      Yes  X   No _


                                                September 30,

                                          1994            1993
                                          ____            ____

Shares Outstanding:

      Common Stock with
      Associated Rights                19,240,950      19,383,686




Total number of pages
                                                contained herein  26

                                                Index to Exhibits is
                                                on page  25

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------
                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                 SEPTEMBER 30, 1994 and DECEMBER 31, 1993
                                (Unaudited)
                                             September 30,     December 31,
                                                 1994             1993
                                                 ----             ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit           $ 11,137,892     $ 53,333,754

  Marketable securities, at cost (which
    approximates market value)                 20,523,452        7,392,380

  Notes and accounts receivable, net          160,537,654      123,018,073

  Inventories                                 107,848,328       94,877,441

  Prepaid advertising                          47,307,797       30,946,289

  Other prepaid expenses                        7,047,833        4,783,884
                                             ------------     ------------
     Total current assets                     354,402,956      314,351,821
                                             ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, at cost        108,717,075      107,851,799

  Less - Accumulated depreciation and
           amortization                        64,675,048       63,177,270
                                             ------------     ------------
                                               44,042,027       44,674,529
                                             ------------     ------------
OTHER ASSETS:

  Intangibles
    Goodwill, net                              42,016,937       43,028,884
    Product lines and other, net               17,737,376       18,720,577

  Other                                        11,002,600        8,954,915
                                             ------------     ------------
                                               70,756,913       70,704,376
                                             ------------     ------------
                                             $469,201,896     $429,730,726
                                             ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                 SEPTEMBER 30, 1994 and DECEMBER 31, 1993
                                (Unaudited)
                                             September 30,     December 31,
                                                 1994             1993
                                                 ----             ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes and loans payable                    $ 19,364,387     $    834,197

  Accounts payable                             51,881,840       51,166,414

  Federal, state and foreign taxes
    on income                                  32,749,314       21,598,997

  Accrued expenses--
    Payroll and commissions                    18,366,554       12,844,332
    Vacation, sick leave and
     retirement insurance                       9,079,933        9,074,991
    Royalties                                   7,864,544        7,319,675
    Restructuring                               4,909,130       10,840,975
    Pensions and profit sharing                 4,626,758        5,094,628
    Acquisitions                                        -        9,125,000
    Other                                      29,929,734       27,153,269
                                             ------------     ------------
     Total current liabilities                178,772,194      155,052,478
                                             ------------     ------------
LONG-TERM LIABILITIES:
  Foreign employee severance obligations       13,601,441       12,869,999
  Pensions                                      8,099,311        7,442,344
                                             ------------     ------------
     Total long-term liabilities               21,700,752       20,312,343
                                             ------------     ------------
SHAREHOLDERS' EQUITY
  Common stock                                  3,153,530        3,153,530
  Capital in excess of par value               37,071,853       34,015,110

  Retained earnings                           356,815,174      338,753,939

  Cumulative translation adjustments        (  25,167,173)   (  27,405,455)
                                             ------------     ------------
                                              371,873,384      348,517,124
  Less - Shares held in treasury, at cost     103,144,434       94,151,219
                                             ------------     ------------
     Total shareholders' equity               268,728,950      254,365,905
                                             ------------     ------------
                                             $469,201,896     $429,730,726
                                             ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

      FOR THE QUARTERS ENDED SEPTEMBER 30, 1994 and 1993 (Unaudited)


                                                1994              1993
                                                ----              ----
NET SALES                                   $193,255,053      $182,481,378

COST OF SALES                                 85,032,087        77,697,990
                                            ------------      ------------
GROSS PROFIT                                 108,222,966       104,783,388

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                     86,244,463        83,353,851
                                            ------------      ------------
OPERATING PROFIT                              21,978,503        21,429,537
  Interest expense                         (     209,719)    (     533,821)
  Other income, net                              936,331           601,189
                                            ------------      ------------
INCOME BEFORE INCOME TAXES                    22,705,115        21,496,905

  Income taxes                                 9,587,971         9,597,114
                                            ------------      ------------
NET INCOME                                  $ 13,117,144      $ 11,899,791
                                            ============      ============

EARNINGS PER COMMON SHARE,
  Primary and fully diluted                        $ .67             $ .60

















The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 and 1993 (Unaudited)

                                                1994              1993
                                                ----              ----
NET SALES                                   $553,616,075      $534,207,325

COST OF SALES                                229,323,679       215,768,986
                                            ------------      ------------
GROSS PROFIT                                 324,292,396       318,438,339

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                    266,500,132       266,407,010

RESTRUCTURING CHARGE                                   -        17,000,000
                                            ------------      ------------
OPERATING PROFIT                              57,792,264        35,031,329
  Interest expense                         (     513,583)    (   1,263,928)
  Other income, net                            2,123,646         2,012,229
                                            ------------      ------------
INCOME BEFORE INCOME TAXES                    59,402,327        35,779,630

  Income taxes                                26,543,970        18,835,441
                                            ------------      ------------
NET INCOME                                    32,858,357        16,944,189


RETAINED EARNINGS, beginning of period       338,753,939       325,241,068

  Cash dividends, $.765 per share in 1994
    and $.75 per share in 1993             (  14,797,122)    (  14,772,209)
                                            ------------      ------------
RETAINED EARNINGS, end of period            $356,815,174      $327,413,048
                                            ============      ============

EARNINGS PER COMMON SHARE:
  Primary                                          $1.68             $ .86
  Fully diluted                                    $1.67             $ .86








The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 and 1993 (Unaudited)

                                                  1994            1993
                                                  ----            ----
OPERATING ACTIVITIES:
  Net cash used in operating activities       ($12,625,636)   ($ 1,491,079)
                                               -----------     -----------

INVESTING ACTIVITIES:
  Purchase of property, plant and equipment   (  4,503,887)   (  4,840,332)
  Acquisition of businesses, net of cash
   acquired                                   ( 12,978,935)   (    199,858)
  Proceeds from sale of property, plant and
   equipment                                     2,265,461         416,375
  Other, principally marketable securities    ( 12,610,392)   )        163)
                                               -----------     -----------
  Net cash used in investing activities       ( 27,827,753)   (  4,623,978)
                                               -----------     -----------

FINANCING ACTIVITIES:
  Cash dividends                              ( 14,797,122)   ( 14,772,209)
  Exchanges and purchases of common stock     (  9,534,403)   ( 11,766,487)
  Notes and loans payable                       18,411,727      12,423,403
  Exercise of stock options                      3,313,800         459,341
  Other common stock issuance                      284,131         296,098
                                               -----------     -----------
  Net cash used in financing activities       (  2,321,867)   ( 13,359,854)
                                               -----------     -----------
  Effect of exchange rate changes on cash and
   cash equivalents                                579,394    (  1,789,247)
                                               -----------     -----------
  Increase/(decrease) in cash and
   cash equivalents                           ( 42,195,862)   ( 21,264,158)
  Cash and cash equivalents,
   beginning of year                            53,333,754      33,793,236
                                               -----------     -----------
  Cash and cash equivalents, end of quarter    $11,137,892     $12,529,078
                                               ===========     ===========

SUPPLEMENTAL CASH FLOW DATA
  Cash paid for:
    Interest                                   $   564,036     $ 1,272,961
    Income taxes                               $15,655,020     $17,890,618



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

1.  ACCOUNTING POLICIES:

     The Company's financial statements for the three and nine months ended

September 30, 1994 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1993 consolidated financial statements included in the Company's 1993 Annual Report on Form

10-K.  Marketable securities with maturities of three months or less are considered to be cash equivalents but there were none at September 30, 1994 and December 31, 1993.  The cash flows' cash and cash equivalents at

September 30, 1994 are equal to the cash and certificates of deposit on the

September 30, 1994 balance sheet. Notes and accounts receivable were net of allowance for doubtful accounts of $17,373,000 at September 30, 1994 and

$15,731,000 at December 31, 1993.

     The impact of adopting the AICPA's SOP 93-7 (Reporting on Advertising

Costs) is immaterial to the Company as the Company is already in compliance with all the Statement's accounting provisions.

     The Company recognizes revenue as merchandise is turned over to the shipper.



2.  OTHER INCOME, NET:

     Other income, net for the quarters and nine months ended September

30, 1994 and 1993 consists of the following (in thousands):

                                           Quarters Ended September 30

                                               1994            1993
                                               ----            ----
     Interest income                          $  918          $  767
     Gains on the sale of
       capital assets, net                       800              33
     Exchange transaction/ translation
       gains/(losses), net                   (   165)            335
     Other assets amortization               (   594)        (   581)
     Other items, net                        (    22)             47
                                              ------          ------
                                              $  937          $  601
                                              ======          ======

                                           Nine Months Ended September 30
                                               1994            1993
                                               ----            ----
     Interest income                          $2,888          $2,999
     Gains on the sale of
       capital assets, net                     1,262              34
     Exchange transaction/ translation
       gains/(losses),net                    (   253)            297
     Other assets amortization               ( 1,796)        ( 1,713)
     Other items, net                             23             395
                                              ------          ------
                                              $2,124          $2,012
                                              ======          ======

3.  INVENTORY CLASSES:

     The major classes of inventories at September 30 and December 31 were as follows (in thousands):

                                           September 30,    December 3l,

                                               1994            1993
                                               ----            ----
     Raw materials and supplies             $  8,999        $  6,710
     Work in process                             247             644
     Finished goods in transit                 9,866           8,762
     Finished goods                           88,736          78,761
                                            --------        --------
                                            $107,848        $ 94,877
                                            ========        ========

4.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

     Earnings per common share are based on the average number of common shares outstanding and common share equivalents for the periods covered.  For 1993 and the third quarter of 1994, there was no difference in earnings per share between primary and fully diluted earnings per share computations.  There was a slight difference for the nine months ended September 30, 1994 where 19,596,767 shares were utilized as the average number of shares for the primary computation,

including common share equivalents of 241,097.  For the third quarter,

the average number of shares utilized in the fully diluted computation was 19,513,969 and 19,718,116 shares for 1994 and 1993, respectively.

The average number of shares utilized in the fully diluted computation for the nine months ended September 30 was 19,618,973 for 1994 and

19,815,410 for 1993.  Both 1994 computations included common share equivalents of 263,303 and both 1993 computations included common share equivalents of 106,855.  The lower average number of shares for the third quarter and first nine months of 1994 primarily resulted from the repurchase of shares as part of the Company's repurchase program.

5.  ACQUISITIONS:

     On September 22, 1994, the Company's Worldwide Giftware Group acquired the business assets (primarily accounts receivable and inventories) and trademarks of Otagiri Mercantile Company, Inc., a privately held giftware company located in South San Francisco, California.  The Otagiri product line items include home decor, musicals, gift accessories and mugs.  During the fourth quarter of 1994, the Otagiri product line will be sold and accounts serviced from the Enesco Giftware location in Elk Grove Village,

Illinois utilizing the company's existing infrastructure.

     During the month of October, the Company's cash tender offer was completed for the stock of Lilliput Group plc, a leading publicly held U.K.

giftware company that manufactures and markets Lilliput Lane sculptured miniature cottages on an international basis.  The total cost of the acquisition, including transaction fees, will approximate $62,000,000.  The acquisition will be accounted for as a purchase and the excess acquisition costs over the net book value acquired will be recorded as goodwill and amortized over 40 years.  A Form 8-K Report dated October 14, 1994 was filed.  The financial statements of the business acquired and the pro forma financial information relative to the business acquired will be filed under cover of Form 8-K/A on or before December 17, 1994.

     During the fourth quarter of 1994, the Company offered to acquire the stock of Border Fine Arts Company Limited, the leading U.K. manufacturer of high quality collectible animal figurines, with markets in the U.K., U.S.,

Canada, Germany, Japan and Australia.  The company has operated as the managing agent for the Enesco Ltd. subsidiary.  Annual sales for Border approximate $12,000,000.  The acquisition is expected to be completed during the fourth quarter and the cost, including transaction fees, will approximate $17,000,000. The acquisition will be accounted for as a purchase.  The excess acquisition cost over the net book value acquired will be recorded as goodwill and amortized over 40 years.

     The acquisitions of Lilliput and Border combined with the Company's existing giftware subsidiaries in the U.K. and Germany and European distributors is expected to strengthen the Worldwide Giftware Group's position in the U.K. and Europe.

6.  RESTRUCTURING PROGRAM:

     In the second quarter of 1993, the Company incurred a restructuring charge of $17 million pre-tax, $11.5 million after tax, or $.58 per share.

The tax benefit of $5.5 million, or 32%, was limited by the inability to fully receive tax benefits for all of the charges in certain international

locations.   The charge included $9.7 million for severance pay related expenses, $4.8 million for facilities closing and moving, $1.7 million write down of current assets, and $.8 million write down of net fixed assets.  The restructuring did not include any charges for future operating expenses or future systems enhancements.  No additional charges are anticipated to complete this restructuring program.  The restructuring program takes advantage of consolidation opportunities principally in the distribution and administrative functions within the Company to achieve future operating efficiencies and savings.  The restructuring included the closing of the Gift Gallery and Industrial Divisions in the United States

and the closing of subsidiary operations in Australia, Germany and

Portugal.  When completed, it is expected to include a reduction of approximately 10% of the Company's worldwide work force of 4,500.  The restructuring charge was $13 million for Worldwide Direct Selling and $4 million for Enesco Worldwide Giftware. The program is expected to be virtually completed by the end of 1994. When completed, future annual cost savings are expected to be approximately $11 million pre-tax ($8 million for Direct Selling and $3 million for Giftware), $7 million after tax, or

$.35 per share.  For the first nine months of 1994, compared to 1993, the restructuring has resulted in improved operating profit of approximately

$1,700,000 for the Worldwide Giftware Group and $5,100,000 for the

Worldwide Direct Selling Group.  Additionally, the last six months of 1993 compared to 1992 reflected improved operating profit of $600,000 for the

Worldwide Direct Selling Group.  Part of the savings generated by the program will be used to build the Company's profitability, as well as enhance the Company's flexibility to capitalize on attractive growth opportunities.

     As of September 30, 1994, the restructuring program is basically progressing as scheduled for anticipated costs, savings and completion.

The remaining restructuring balance sheet accrual as of September 30, 1994 of $4,909,000 principally consists of severance pay related expenses.

7.  DERIVATIVE FINANCIAL INSTRUMENTS:

     The Company enters into various foreign exchange forward contracts during the year, all of which are held for purposes other than trading.

     The Company's various subsidiaries import products in foreign currencies and from time to time will enter into short-term foreign exchange contracts or build currency deposits as a partial hedge for current inventory purchases against currency fluctuations.  Gains and losses on these contracts are deferred and recorded as a component of cost of sales when the related inventory is sold.  At September 30, 1994, there were no open inventory purchase contracts and any deferred amount was not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and fully hedges these transactions,

via forward contracts, against currency fluctuations.  The cost of these currency contracts is included in the interest charged to the subsidiaries and expensed monthly as the interest expense is charged.  The intercompany interest charged to the subsidiary and resulting intercompany interest income eliminate upon consolidation and any gains and losses on the currency contracts are recorded as a component of other income.  The

Company receives dividends, technical service fees, royalties and other payments from its subsidiaries.  From time to time, the Company will enter into short-term foreign exchange contracts as a partial hedge against currency fluctuations on these present and future receivables.  Gains and losses are recognized or the credit or debit offsets the foreign currency payables.  As of September 30, 1994, deferred amounts on outstanding contracts were not material and all current contracts have expiration dates during the fourth quarter of 1994.  The outstanding currency contract amounts are as follows:


       United Kingdom         $ 7,108,000
       Canada                   6,336,000
       Italy                    5,147,000
       Germany                  4,794,000
       Australia                1,109,000
       France                     759,000
       Spain                      703,000
                              -----------
       Total                  $25,956,000 Notional value
                              ===========

                               STANHOME INC.

             QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1994

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS

     BUSINESS SEGMENTS of the Company's operations are summarized on Page

22.  A discussion and analysis of the segments follows:

     Enesco Worldwide Giftware Group sales increased for the third quarter and first nine months primarily due to increased unit volume from the

Precious Moments and Cherished Teddies collectible licensed lines.  First nine months 1994 sales of the Precious Moments line represented 46% of total sales compared to 47% in 1993 and the Cherished Teddies line represented 16% of total sales in 1994 compared to 10% in 1993.

International sales volume declined for the third quarter and first nine months due, in part, to unfavorable currency translation rates and to significantly lower sales from Australia.  The Australian company was sold to a distributor in April 1994, and the close-out costs were provided for in the 1993 restructuring.  For the first nine months of 1994, Australia recorded $257,000 in sales and no loss compared to sales of $1,953,000 and an operating loss of $844,000 in 1993.  Excluding Australia, international operating profit declined for the third quarter and first nine months due to higher cost of sales.  Total Group operating profit increased for the third quarter and first nine months led by the United States and benefited from a lower percentage of selling, general and administrative expenses principally due to the favorable impact of the sales increase on fixed costs combined with the benefits from the 1993 restructuring.  The total benefits from the restructuring for the first nine months of 1994 improved operating profit by approximately $1,700,000. The total cost of sales percentage for the third quarter and first nine months increased approximately 2% due to higher costs and product promotions.

     Hamilton Worldwide Direct Response Group sales increased for the first nine months due to unit volume sales growth in plates in the United States in very competitive market conditions.  Third quarter sales decreased.

Doll sales decreased and represented 29% of first nine months sales in 1994 compared to 37% in 1993.  International sales decreased and operating losses increased and were impacted by poor economic conditions.  Operating profit for the third quarter and first nine months benefited from a 2%

lower cost of sales percentage due to sales mix.  Selling, general and administrative expenses increased as a percentage of sales due to higher spending and higher advertising expenses.  For the first nine months of

1994, advertising expense amounted to 47% of sales compared to 44% in 1993,

reflecting the competitive market conditions.

     The Worldwide Direct Selling Group's results decreased during the seasonally slow third quarter.  For the quarter and year-to-date, the lower sales were due to closed operations from the restructuring program,

sluggish European economies, unfavorable foreign currency exchange rates and lower sales in the United States.  However, first nine months operating profit improved as a result of the benefits from the restructuring program,

announced in 1993.  Included in the benefits were reduced losses from operations that have been discontinued.  First nine months sales and operating losses for 1994 and 1993 of operations that have been discontinued as a result of the restructuring were sales of $857,000 and

$3,759,000, respectively, and operating losses of $1,000 and $1,776,000,

respectively. In addition, the restructuring has resulted in cost savings of approximately $3,300,000 for the first nine months of 1994 compared to

1993.  The cost of sales percentage for the third quarter and first nine months of 1994 decreased by approximately 1% due principally to sales mix and the absence of higher cost of sales from discontinued operations.

European Direct Selling sales increased 4% for the quarter but decreased 8%

for the first nine months due to unit volume declines from all the major operations.  Operating profit increased during the third quarter and was up

13% for the first nine months due to the benefits from the restructuring.

First nine months 1994 European local currency sales and operating profit translated at 1993 exchange rates would have resulted in a 3% sales decrease but a 20% operating profit increase.  The Company has previously reported that its Italian subsidiary, Stanhome S.p.A., has been assisting its independent Dealers in the defense of personal tax assessments made against them in connection with the distribution of hostess gifts as part of the Stanhome Party Plan Sales System, by paying legal expenses,

advancing amounts for tax deposits, or making settlement payments where this is more cost effective than potential litigation costs, so as to protect its Dealer force and its ability to recruit and retain future

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

Selling sales and operating profit increased for the first nine months due principally to strong results from Mexico.  The third quarter sales and operating profit were down principally due to reductions in Venezuela from the significant devaluation of the currency.  U.S. Direct Selling sales decreased and, excluding the 1993 restructuring charge, the operating loss increased significantly for the third quarter and first nine months, and the results were below management's expectations.

     General corporate expense increased for the third quarter and first nine months due principally to higher compensation and benefits, consistent with the 1994 proxy statement disclosure.

     International operations were unfavorably impacted by lower currency translation rates in the third quarter and first nine months of 1994 compared to 1993 and the same periods in 1993 compared to 1992.  The value of the U.S. dollar versus Asian currencies has resulted in higher costs of imported products.  The value of the U.S. dollar versus international currencies where the Company conducts business will continue to impact the future results of these businesses.  In addition to the currency risks, the

Company's international operations, including sources of imported products,

are subject to the risks of doing business abroad including import or export restrictions and changes in economic and political climates.

     The fluctuations in net sales and operating profit margins from quarter to quarter are partially due to the seasonal characteristics of the

Company's business segments.

     INTEREST EXPENSE AND OTHER INCOME, NET.  Interest expense for the third quarter and first nine months of 1994 decreased compared to 1993 principally due to lower borrowings.  Interest income compared to 1993 increased for the third quarter principally due to higher investments but decreased for the first nine months principally due to lower rates. The

1994 gains in the third quarter and first nine months on the sale of assets were from the sales of the Company's Direct Selling Zanesville, Ohio

Customer Care Center in the first quarter and Puerto Rico Distribution

Center in the third quarter.  The exchange gain in 1993 and loss in 1994 principally represent the difference between actual and forward exchange contracts on intercompany transactions.

     THE EFFECTIVE TAX RATES for 1994 were lower than 1993, excluding the impact of the restructuring charge, due to a favorable earnings mix with a lower ratio of foreign income to United States income, which has a lower rate.  The tax benefit of $5.5 million, or 32% of the $17 million 1993 restructuring charge, was limited by the inability to fully receive tax benefits for all of the charges in certain international locations.

     FINANCIAL CONDITION.  The Company has historically satisfied its capital requirements with internally generated funds and short-term loans.

Working capital requirements have seasonal variations during the year and are generally greatest during the third quarter.

     Net cash used in operating activities increased for 1994 compared to

1993 due primarily to increases in prepaid expenses due to marketing efforts in support of higher sales for the Worldwide Direct Response

Group, in accounts receivable for the Worldwide Giftware and Direct

Response Groups to support higher sales, and in inventory for all Groups to support increased business.

     The major uses of cash in investing activities in the first nine months of 1994 were for capital expenditures and acquisition payments.

Capital expenditure commitments for $20 million are forecast for 1994.  At

September 30, 1994, as part of the restructuring program, the Company had for sale one distribution center with a total appraised value of approximately $1.7 million.  The Company has an acquisition program, and may utilize funds for this purpose in the future.  In April 1994, the year-

end 1993 acquisition accrual amount was paid in connection with the

Company's 1989 stock purchase of The Hamilton Group Limited, Inc.  In

September 1994, $3.5 million was paid to acquire the business assets

(principally inventories and accounts receivable) and trademarks of

Otagiri Mercantile Company, Inc.  During the third quarter the Company purchased shares of Lilliput Group plc, a British giftware company, for

$16,800,000 in conjunction with the Company's cash offer for all the shares of Lilliput.  During the fourth quarter of 1994, the Company will complete the acquisition of all the shares.  The total cost, including transaction fees, will be approximately $62,000,000.  In October 1994, the

Company offered to buy 100% of the stock of Border Fine Arts Company

Limited, a Scottish giftware company.  The offer is expected to be accepted and the acquisition completed during the fourth quarter.  The total cost, including transaction fees, will approximate $17,000,000.

Financing for the acquisitions will be from existing cash and investments and borrowings.  Marketable securities principally consists of Italian treasury bills and commercial paper.  The Italian subsidiary invests excess cash in short-term investments which change from time to time based on availability and rates.  The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit and time deposits.

     The major uses of cash in financing activities were for dividends to shareholders and purchases of common stock. Purchases of common stock principally included shares repurchased by the Company. During the first nine months of this year, the Company repurchased 277,000 shares for

$9,381,000, including 25,000 shares ($857,000) in the third quarter.  The

Company has an authorized program to purchase shares of stock for the

Company treasury from time to time in the open market, depending on market conditions, and may utilize funds for this purpose in the future.  As of

September 30, 1994, 1,124,000 shares remained available for purchase under the program.  The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives.  The major source of funds from financing activities was from higher seasonal borrowings and from the exercise of stock options.  Total stock options outstanding at the exercise price amounted to $72 million at September 30, 1994 and the

Company could receive these funds in the future if the options are exercised.

     Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items.  The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.  International currency fluctuations of $2,238,000 reduced the cumulative translation component which contributed to the shareholders' equity increase in the first nine months of 1994.  The translation adjustments to the September 30, 1994 balance sheet that produced the 1994 change in the cumulative translation component of shareholders' equity were increases in working capital by

$1,598,000; net property, plant and equipment and other assets by

$1,726,000; and long-term liabilities by $1,086,000.  The Company depends upon its international operations to pay dividends and to make other payments to the Company. The Company's international operations are subject to the risks of doing business abroad including currency, economic and political.

     With the level of funds generated from operations, the level of working capital and the unused lines of credit, no liquidity problems are anticipated.





                                  STANHOME INC.

                 SALES AND OPERATING PROFIT BY BUSINESS SEGMENT

  FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                   (Unaudited)

                                 (In Thousands)

                                                Third Quarter                                 First Nine Months
                                       ------------------------------                -------------------------------
                                        1994            1993         Percent           1994             1993         Percent
                                       Actual          Actual        Change           Actual           Actual        Change
                                       ------          ------        -------          ------           ------        -------
Net Sales:

  Worldwide Giftware                  $116,913        $104,298         12%           $294,685         $263,104        12%
  Worldwide Direct Response             33,494          33,755        ( 1)             92,362           88,768         4
  Worldwide Direct Selling              43,535          44,661        ( 3)            168,632          183,346       ( 8)
  Eliminations                       (     687)      (     233)                     (   2,063)       (   1,011)
                                      --------        --------                       --------         --------
  Total Net Sales                     $193,255        $182,481          6%           $553,616         $534,207         4%
                                      ========        ========                       ========         ========

Operating Profit:

  Worldwide Giftware                  $ 21,851        $ 19,508         12%           $ 45,027         $ 38,192        18%
  Worldwide Direct Response              2,100           3,182        (34)              5,901            6,758       (13)
  Worldwide Direct Selling                 245             435        (44)             13,533           12,567         8
  Corporate                          (   2,218)      (   1,696)       (31)          (   6,669)       (   5,486)      (22)
                                      --------        --------                       --------         --------
                                        21,978          21,429          3              57,792           52,031        11
  Restructuring                              -               -                              -        (  17,000)
                                      --------        --------                       --------         --------
  Total Operating Profit              $ 21,978        $ 21,429          3%           $ 57,792         $ 35,031        65%
                                      ========        ========                       ========         ========

                        PART II.  OTHER INFORMATION


ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      -     Financial Data Schedule.

      (b)   Reports on Form 8-K

            A Current Report on Form 8-K dated October 14, 1994 was filed by Stanhome Inc. with the Securities and Exchange Commission on October 14, 1994 reporting under Item 2. Acquisition or Disposition of Assets which described its acquisition of the allotted, called up and fully paid shares of capital stock of Lilliput Group plc, and which included under Item 7. Financial Statements and Exhibits the following exhibits, all of which are incorporated herein by reference:

      1. Recommended Cash Offer announced September 1, 1994 and made on September 9, 1994 by Goldman Sachs International on behalf of Stanhome for Lilliput.
      2. Form of Acceptance in respect of the Recommended Cash Offer made on September 9, 1994 by Goldman Sachs International on behalf of Stanhome for Lilliput.
      3.    Notice of Unconditional Acceptance of Recommended Cash Offer
            made on September 9, 1994 dated as of October 3, 1994.
      4.    Notice to Non-Assenting Shareholders and related Letter dated as of October 11, 1994.
      5. Notice and Recommended Cash Offer to the holders of options under the Lilliput Savings-Related Share Option Scheme made on October 11, 1994.
      6. Form of Acceptance and Surrender relating to the Proposal by Stanhome made to the holders of options under the Lilliput Savings-Related Share Option Scheme.
      7. Notice and Recommended Cash Offer to the holders of options under the Lilliput Executive Share Option Scheme made on October 11, 1994.
      8.    Form of Acceptance and Surrender relating to the Proposal by
      ` Stanhome made to the holders of options under the Lilliput Executive Share Option Scheme.

            The Financial Statements of Businesses Acquired and Pro Forma Financial Information related to the above described acquisition are to be filed under cover of Form 8-K/A on or before December 17, 1994.

All other items hereunder are omitted because either such item is inapplicable or the response to it is negative.

                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STANHOME INC.
                              (Registrant)



Date:  November 11, 1994      /s/ G. William Seawright
                              G. William Seawright
                              President and Chief Executive Officer



Date:  November 11, 1994      /s/ Allan G. Keirstead
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer

                               EXHIBIT INDEX

Reg. S-K
Item 601                Exhibit                         10-Q Page No.
_________               _______                         _____________


  27                    Financial Data Schedule               26