Form 10-K
STANHOME INC
filed 1995-03-29
CIK 93542

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1994

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: $547,074,947 on January 31, 1995.

      The number of shares outstanding of the registrant's Common Stock as of March 15, 1995 was 18,919,430 Shares.

      Parts I, II, and IV of this Form 10-K incorporate by reference certain information from the registrant's Annual Report to Stockholders for fiscal year ended December 31, 1994. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated March 17, 1995, for its Annual Meeting of Stockholders to be held on April 27, 1995.

                                P A R T  I

ITEM 1. BUSINESS.

      Through its subsidiaries' operations, the Company is engaged in three primary lines of business worldwide: (1) the design and sale to independent retailers of collectible figurines and ornaments, action musicals, decorative home accents, and other giftware, (2) the direct response marketing and sale of collectible plates and dolls, jewelry, and other giftware and non-giftware consumer products, and (3) the manufacture or purchase, sale, and distribution principally through the direct selling method known as the "Famous Stanley Hostess Party Plan" of home and personal care products, giftware, and other items.

Giftware

      The Company's Enesco Worldwide Giftware Group is led by Enesco Corporation ("Enesco"), a subsidiary of the Company, with its new headquarters located in Itasca, Illinois and its principal showroom, large warehouse and distribution center complex located in nearby Elk Grove Village, Illinois. Enesco is a leading importer and distributor of creatively designed giftware items, including proprietary and licensed lines and collectibles. Its products include diverse lines of porcelain and cold cast figurines, musicals and music boxes, dolls, ornaments, waterballs, decoupage, miniatures, jack-in-the-boxes, tinware, gift bags, and other giftware primarily produced by independent manufacturers in the Far East, with total production capacity in several cases being exclusively devoted to Enesco products. As part of a previously announced restructuring, the operations of Via Vermont Ltd. were transferred to Elk Grove Village in January, 1995 and consolidated into Enesco's operations. During 1994 the Enesco Worldwide Group also closed its retail store at the Gurnee Mills Mall in Gurnee, Illinois, converted its Australian operations into a distributorship, made preparations to take over the existing operations of Hamilton (U.K.), and acquired all of the stock of both Lilliput Group plc and Border Fine Arts Company Limited as well as substantially all of the assets of Otagiri Mercantile Company, Inc.

      Enesco sells its products through three separately managed divisions, each with its own sales organization comprised of independent sales representatives. The Designed Giftware and Gift Gallery divisions each have approximately 200 independent sales representatives servicing defined territories with their respective giftware lines. The newest division, International Collections, is serviced by about 65 sales representatives offering decorative accessories for the home from the product lines of each of the Company's 1994 acquisitions, Lilliput, Otagiri, and Border Fine Arts, as well as from Via Vermont. Enesco displays the Worldwide Giftware Group products of the three divisions in fifteen showrooms located in the U.S. as well as at periodic trade and private shows held in major U.S. and foreign cities. These products are marketed principally in the U.S. through more than 30,000 independent retail outlets, including gift stores, greeting card and gift shops, national chains, mail order houses, and department stores. Another newly established affiliate, Consumer Appreciation, Inc., administers the Group's collectors clubs and promotional advertising. Foreign affiliates and distributors of the Enesco Worldwide Giftware Group are presently located in Australia, Brazil,

Canada, Chile, Germany, Hong Kong, Italy, Japan, The Netherlands, People's Republic of China, Philippines, Singapore, Taiwan, Thailand, and the United Kingdom.

      The product lines of the Worldwide Giftware Group are based partially on Enesco's collection of proprietary designs and partially on products produced under license from independent creative designers. Most of its products, whether proprietary or produced under license, are protected by trademark and/or copyright registrations in the U.S. and many foreign countries. Principal product trademarks of the Enesco Worldwide Giftware Group include ENESCO, TREASURED MEMORIES, GROWING UP, LAURA'S ATTIC, SUN SHELLS, ENESCO SMALL WONDERS, SMALL WORLD OF MUSIC, ELUSIVE LEGEND, THE ENESCO TREASURY OF CHRISTMAS ORNAMENTS, CHERISHED TEDDIES, MAGNAMARKER, VIA VERMONT, SPORTS IMPRESSIONS, SANTA'S SPECIAL DEERLIVERY, COW KISSES, CUTE AS A BUTTON, CORAL KINGDOM, MARY'S MOO MOOS, LILLIPUT LANE, BORDER FINE ARTS, and OTAGIRI. Among its important licensed lines are PRECIOUS MOMENTS, CHERISHED TEDDIES, GARFIELD, MEMORIES OF YESTERDAY, LUCY AND ME, CHAPEAU NOELLE, CALICO KITTENS, BARBIE, PENNYWHISTLE LANE, A CELEBRATION OF LIFE, SISTERS & BEST FRIENDS, MICKEY & CO./DISNEY, THE NORTH POLE VILLAGE, COCA COLA, FROSTY THE SNOWMAN, CURRIER & IVES, GNOMES, THE WORLD OF SINTERKLAAS, THE GOLDEN LEAGUE, SESAME STREET, McDONALD'S, RUDOLPH THE RED NOSED REINDEER, IVORY CATS, MAUD HUMPHREY BOGART, BESSIE PEASE GUTMANN, ROSE O'NEIL KEWPIE COLLECTION, ELVIS PRESLEY, THE BEATLES, STAR TREK, WIZARD OF OZ, SANDMAN, VICTORIAN BELLES, COUNTRY HAMLET, PUREBRED PUPS, and IN HIS NAME.

      The internal development and licensing of innovative new product designs lessens Enesco's dependency on existing trademarks or copyrighted designs. Protection of all of the intellectual property is important to the Company's business, and Enesco has maintained an aggressive and visible program to identify and challenge companies and individuals who infringe its registered trademarks and copyrighted designs. The rights with respect to the licensed lines are materially important to Enesco because of the substantial volume of sales represented by these products, especially the PRECIOUS MOMENTS and CHERISHED TEDDIES product lines which accounted for approximately 25% and 9% of the Company's consolidated revenue during 1994, respectively.

      Collectibles and giftware products sold in the Via Vermont, Lilliput, and Border Fine Arts lines are supplied by manufacturing plants owned by Stanhome's subsidiaries operating in Mexico, England, and Scotland, respectively. Worldwide Giftware Group operations are supplied by these manufacturing plants and by Enesco's affiliate in Hong Kong, Enesco International (H.K.) Limited, which assists Enesco by ordering and overseeing the production of collectibles and giftware products by independent manufacturers, which are located principally in China, Hong Kong, and Taiwan, and to a lesser extent in the Philippines, Indonesia, and Thailand. In addition, this affiliate assists the Company's direct selling operations in Europe and Latin America by sourcing premium items and giftware manufactured in the Far East. N.C. Cameron & Sons Limited, a subsidiary of the Company and a member of the Enesco Worldwide Giftware Group located in Ontario, Canada, sources its products not only through Enesco's manufacturing subsidiaries and Enesco International (H.K.) Limited but also from other Far Eastern, European, and Canadian manufacturers. Enesco and its affiliates require all manufacturing sources, whether Company affiliates or contract manufacturers, to comply with quality standards established and enforced by the Company and its subsidiaries.

      Competition in the giftware business in North America, Europe, and the Far East is highly fragmented among a diversity of collectible and giftware product categories. The principal factors affecting success in the marketplace are originality of product design, quality, sourcing marketing ability, customer service, and price. The Company believes that Enesco is a significant factor in the U.S. giftware business among a small number of sizable, and largely privately-held, competitors within the industry, which businesses include Hallmark, Department 56, Lladro, Silvestri, and Schmid, among others. With the addition of both Lilliput Group plc and Border Fine Arts Company Limited, the Enesco European Giftware Group has become the third largest quality giftware distributor in the U.K., behind only Wedgwood and Royal Doulton. The Enesco Group's sales tend to peak in the third and fourth quarters. As of the end of 1994, the Enesco Worldwide Giftware Group had a backlog of firm orders totaling $93,400,000, as compared to $91,800,000 as of the end of 1993. The Company expects that substantially all of the existing order backlog will be fulfilled during 1995. It is a standard practice within the giftware industry, however, that orders are subject to amendment or cancellation by customers prior to shipment. Because of the multiplicity of external factors that can impact the status of unshipped orders at any particular time, the comparison of backlog orders in a given year with those at the same date in a prior year is not necessarily indicative of sales performance for that year or for prospective sales results in future years. Backlog orders can also be affected by various programs employed by the Company to induce its customers to place orders and accept shipments at specified times in the year. In addition, extended credit and payment terms have been and will continue to be key marketing tools. The Enesco Worldwide Giftware Group plans to utilize similar sales promotions in 1995 to those it employed in 1994 and 1993.

      Over the years, there has been an ongoing issue in the U.S. as to the classification of sales representatives as employees or independent contractors, with resulting tax and other legal consequences to the worker and company involved. The U.S. Internal Revenue Service and Congress have expressed renewed interest in this area in general, and some states have challenged from time to time the classification of positions within the Enesco sales organizations. This will in all likelihood receive increased attention from the federal and state governments in the future.

Direct Response

      The Company's Hamilton Worldwide Direct Response Group is led by The Hamilton Collection, Inc. ("Hamilton"), a subsidiary of the Company, which has its headquarters and warehouse facilities located in Jacksonville, Florida. Hamilton sells collectibles and giftware directly to consumers through print advertising and direct mail marketing in the U.S., Canada, and the United Kingdom. The Hamilton business in the U.K. became part of the Enesco Worldwide Giftware Group effective January 1, 1995.

      Hamilton's direct mail promotions and media advertisements offer approximately 90 new products each year, primarily collectible plates, dolls, and figurines. The artwork incorporated in these items is, for the most part, licensed from well known artists and many feature television and motion picture properties. In 1993, limited-edition dolls accounted for 38% of Hamilton's Worldwide Group sales. In 1994, its collectible plates, hand-painted sculptures, and other non-doll product categories continued to grow substantially as a percentage of sales and accounted for over 69% of total sales of the Worldwide Direct Response Group. The principal trademarks of Hamilton include THE HAMILTON COLLECTION.

      Most of Hamilton's products are advertised and sold as part of a collection series. Generally, the consumer is offered the opportunity to purchase a single limited-edition item for which the Company has anticipated related follow-up items. After the initial purchase, the collector may be offered additional products over a period of time based upon the same theme and utilizing the same artist as the first product purchased. Advertising costs total approximately 49% of all Worldwide Direct Response Group sales. A key factor in achieving continued sales growth for Hamilton, especially in the collectible plate category during 1994, has been the sale of product with no down payment and, particularly in the case of dolls, sales on installment payments and subsequent shipments in a collection series. The collector may typically purchase a product with either little or no down payment and a small number of interest-free installment payments, depending on the price of the product.

      Hamilton sources its products in the U.S., Great Britain, Germany, Italy, and the Far East from numerous contract manufacturers that comply with quality standards established and enforced by the Company and its subsidiaries. It has an expanding customer mailing list of over 1,200,000 buyers and collectors. Hamilton's principal licensed properties include:
PRECIOUS MOMENTS, THE WIZARD OF OZ, CHERISHED TEDDIES, STAR WARS, I LOVE LUCY, THE GIFTED LINE, NASCAR, and STAR TREK. Well known artists include Chuck Ren, Chuck Dehaan, Connie Walser Derek, Donald Zolan, Sandra Kuck, Thomas Blackshear, Jim Lamb, Helen Kish, Samuel J. Butcher, and Ted Xaras.

      The Hamilton Worldwide Direct Response Group is faced with substantial competition in its North American markets. Competition in direct response marketing exists with respect to price, product design and innovation, licensing, quality, advertising and marketing ability, and customer service. The Company believes that Hamilton is a growing factor in the U.S. among the handful of prominent giftware and manufactured collectibles companies whose products are sold to the public through direct response media and mail. These industry leaders include Danbury Mint, Franklin Mint, Bradford Exchange, and Lenox Collection, three of which have significantly larger sales volumes than Hamilton. The volume of sales of the Hamilton Worldwide Group peaks in the third and fourth quarters.

      Many of Hamilton's direct response solicitations and most of its product orders are shipped to customers through the U.S. Postal Service and increases in the rates for this service, such as the increase effective January 1, 1995, as well as recent increased media advertising and paper costs, will have a substantial impact on Hamilton's operating profit depending on the amount of the increases and its ability to introduce cost-saving measures or pass along the increased costs to its customers.

Direct Selling

      The Company's Stanhome Worldwide Direct Selling Group is now composed of direct selling operations conducted by subsidiaries of the Company in France, Italy, Mexico, Spain, and Venezuela. Some of these operations manufacture, as well as distribute and sell, a broad line of home care items and personal care and other products, including specialty chemical products for household use, cleaning equipment, cosmetics, toiletries, and general giftware. The Company is presently undergoing the divestiture of its North American direct selling operations, known as Stanley Home Products, which will result in the closing of all such operations in the U.S. and Puerto Rico. For these operations, the Company has licensed the products, trademarks, and business to CPAC, Inc. for continued direct selling in these jurisdictions plus Canada until 2010. These changes follow closely on the previously announced restructuring which led to the consolidation of several facilities and operations and the elimination of approximately ten percent of the Company's then worldwide work force.

      Worldwide sales of home care items and personal care products to consumers generally result from the direct selling method known as the "Famous Stanley Hostess Party Plan". Under this method a homemaker, or hostess, invites her friends and neighbors to her home to view a demonstration of Stanhome products by an independent Stanhome dealer, in return for which she usually receives premium prizes or gifts. After the demonstration, the dealer solicits orders from those present. In Italy and France, the local affiliate of the Company sells the ordered products directly to the consumer, pays a commission to the dealer on those sales, and distributes the premiums to the hostess. In other countries, the dealer purchases products at wholesale from the local affiliate of the Company to fill her orders and resells the products at retail to the consumers who placed the orders either at the home demonstration or through catalog solicitations, door-to-door and other non-party sales, or over the telephone. The dealer may also purchase premiums from the local affiliate to distribute to the hostess as prizes or gifts for hosting the demonstration. These premium prizes or gifts generally consist of cookware and other useful or decorative household items that are purchased from multiple independent suppliers located around the world.

      The independent contractor relationship between the independent Stanhome dealers and the Worldwide Direct Selling Group has proven adaptable in most of the foreign jurisdictions in which the Company conducts its direct selling business and in the past has been well established in the U.S., where the Company has not been subject to either social security or unemployment compensation tax with respect to them. Government efforts to broaden social benefit coverage, as well as to impose additional taxes on occupations including dealers, affects the local affiliates' recruiting and marketing approach and results, in some cases, in additional expense for them.

      In Italy, the Company has previously reported that independent dealers have received personal tax assessments in connection with the distribution of hostess gifts as a part of the Stanhome Party Plan Sales System. Some dealers have elected to use an amnesty settlement procedure to resolve their pending claims. Because of the effect on dealer recruitment and retention, Stanhome's Italian subsidiary is continuing to assist dealers in the defense of their individual tax claims by making payments of legal expenses, advancing amounts for tax deposits, and making payments of settlements where this is more cost effective than potential litigation costs. These payments have not been material. Stanhome S.p.A. has recently received a favorable ruling from the Italian government regarding certain tax consequences of the distribution of hostess gifts. This ruling should lead to a favorable resolution of the ongoing dealer tax litigation concerning these assessments. Separately, registration taxes imposed by the Italian government continue to affect the dealer force.

      Wholesale products sold in Mexico, Spain, and Venezuela are largely supplied by manufacturing plants owned by Stanhome's subsidiaries operating in those countries. The remaining foreign operations are supplied by these manufacturing plants, and, in France, Italy, and Venezuela, partially by independent local manufacturing licensees. All products of the Stanhome Worldwide Direct Selling Group, whether manufactured by Company affiliates or by contract manufacturers, comply with quality standards established and enforced by the Company and its subsidiaries.

      The Stanhome Worldwide Direct Selling Group also has license arrangements in Brazil and, effective after March 1995, the U.S., Canada, and Puerto Rico. Distribution arrangements are currently in effect with independent distributors in the Caribbean area, Chile, Cyprus, Peru, Portugal, Singapore, and Thailand.

      The direct selling operations of the Company are faced with substantial competition in all markets in which they are engaged. Competition in direct selling worldwide exists not only with respect to price and product performance, but also with respect to obtaining and retaining an adequate number of dealers, which is of material importance to the success of the direct selling business. Like other direct selling companies, there is a substantial turnover in dealers, particularly with respect to individuals who engage in this independent business activity only on a part-time and occasional basis. The recruiting process is therefore a continuous one. The retention of key sales personnel is highly dependent on interpersonal relationships and loyalties as well as on competitive remuneration systems.

      While adequate figures are not available for precise comparisons, the Company believes that the Stanhome Worldwide Direct Selling Group is a major factor among the large group of companies whose products are sold to the public via the party plan sales method in those principal foreign markets where affiliates of the Group are doing business. This is particularly the case in Italy, where the Company's local subsidiary is considered a major direct selling organization. While this operation accounted for less than half of the Worldwide Direct Selling Group's total 1994 sales, it produced a substantial majority of the Group's 1994 operating profits. Sales for the direct selling subsidiaries tend to peak in the fourth quarter and, to a lesser degree, in the second quarter.

      The Company's direct selling trademarks are generally protected by registrations in the U.S. and foreign countries where its product line is marketed and by registrations of its major trademarks in many other countries throughout the world. The principal trademark is the STANHOME name and design. These marks play a substantial role in the identification and acceptance of the Company's products by consumers. The Company's direct selling business is not materially dependent on patents or patent protection. Similarly, while the Company owns a large number of formulae and regards many of its manufacturing processes as secret, it does not believe that its business is materially dependent upon the maintenance of secrecy with respect to such formulae or processes.

Other Information

      By March 31, 1995, the Company plans to have discontinued substantially all of the operations of its Stanley Home Products (U.S.) Division and its Puerto Rican subsidiary. As part of the Company's previously announced restructuring, certain assets of the Stanley Home Products (U.S.) Division are planned to be sold to CPAC, Inc. and others upon cessation of its operations.

      As of December 31, 1994, the Company and its U.S. subsidiaries employed approximately 1,640 persons on a full-time basis. There were also approximately 24,160 Stanley Home Products (U.S.) dealers, group leaders, and district managers and 470 Enesco sales representatives engaged in selling the Company's products in the U.S., all of whom are treated as independent contractors. As of the same date, the Company's foreign subsidiaries employed approximately 3,300 persons on a full-time basis. Additionally, there were approximately 49,350 Stanhome direct selling dealers, most of whom are recognized as independent contractors.

      For financial information about industry segments, including financial information regarding foreign and domestic operations, see Note 5 of "Notes to Consolidated Financial Statements" included on pages 40 and 41 of the 1994 Annual Report to Stockholders, which is incorporated herein by reference.

      See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 21 of the 1994 Annual Report to Stockholders, which is incorporated herein by reference, for a comparison and discussion of the results of operations and operating profit from foreign and domestic sources and a discussion of sales tax collection efforts by several states involving mail-order purchases.

ITEM 2. PROPERTIES.

      The principal physical properties of the Company and its subsidiaries in the United States, all of which are owned unless otherwise noted, consist of the following: Corporate Headquarters - 333 Western Avenue, Westfield, Massachusetts; a new headquarters offices of Enesco in Itasca, Illinois; and showroom, warehouse, and distribution facilities for Enesco's giftware business in Elk Grove Village, Illinois. The Enesco Group also leases showrooms in various other locations in the U.S. for the display of its products. The Hamilton Group Limited, Inc. leases office headquarters and warehouse space in Jacksonville, Florida. In addition, a former office of Stanley Home Products (U.S.), manufacturing, and warehouse facilities in Easthampton, Massachusetts and three other former Stanley Home Products direct selling warehouse and distribution centers situated across the U.S. are still owned but are all currently being offered for sale as part of the Company's ongoing worldwide restructuring.

      Outside of the U.S., the principal physical properties of the Company's Worldwide Direct Selling Group subsidiaries, all of which are owned unless otherwise noted, consist of 8 major manufacturing and/or distribution facilities located in France, Italy, Mexico, Spain, and Venezuela. Some of these foreign manufacturing plants had, and continue to have, additional capacity available. In addition, the various direct selling foreign subsidiaries maintain numerous sales and administrative offices as well as smaller distribution facilities, most of which are leased. The principal physical properties relating to the foreign subsidiaries of the Enesco Worldwide Giftware Group are for the most part owned. These include Via Vermont, S.A. de C.V., which owns an assembly and distribution facility in San Miguel de Allende, Guanajuato, Mexico; Lilliput Group plc, which owns warehouse facilities in Penrith, Cumbria, England, and manufacturing plants in Workington and Carlisle, England; and Border Fine Arts Company Limited, which owns a manufacturing plant and warehouse complex in Langholm, Dumfriesshire, Scotland and a manufacturing facility in Carlisle, England. These manufacturing facilities are generally operating at capacity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.


                   EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                Date First
Name                    Age   Positions                         Elected
G. William Seawright    53    Director                          3/08/90
                              President and Chief
                              Executive Officer                 11/09/93
                              Member of the Executive
                              Committee                         4/22/93

      Prior to Mr. Seawright joining the Company in November, 1993, he was President and Chief Executive Officer of The Paddington Corporation, an importer of wines and spirits, in Fort Lee, New Jersey since 1990, after having previously served as the President of Heublein International and a Senior Vice President of Heublein, Inc. since 1986.

Allan G. Keirstead      50    Director                          4/25/85
                              Executive Vice President
                              and Chief Administrative
                              Officer                           4/28/88
                              Chief Financial Officer           4/28/83
                              Controller                        12/02/81
                              Member of the Executive
                              Committee                         4/25/85

      Prior to Mr. Keirstead's election as Executive Vice President and
Chief Administrative Officer, he served as Financial Vice President from
January, 1983 to April, 1988.  He served as Assistant Controller from
April, 1977 to December, 1981.

Eugene Freedman         70    Executive Vice President          4/28/88
                              President and CEO of Enesco
                              Worldwide Giftware Group          9/06/89

      Mr. Freedman previously served as a Vice President of the Company from January, 1984 to April, 1988. He also has served for many years as President and Chief Executive Officer of Enesco Corporation.

James P. Smith, Jr.     51    Executive Vice President          1/26/94
                              President and CEO of Hamilton
                              Worldwide Direct Response Group   9/06/89

      Mr. Smith previously served as Senior Vice President of the Company from April, 1992 until January, 1994 and as a Vice President of the Company from May, 1989 to April, 1992. He also has served for many years as President and Chief Executive Officer of The Hamilton Collection, Inc.

John J. Dur             43    Vice President                    2/01/95
                              President and CEO of Stanhome
                              Worldwide Direct Selling Group    1/16/95

      Prior to Mr. Dur joining the Company in January, 1995, he was the founding principal of Tozai Strategists, a consulting company specializing in Asian market development. Previously, Mr. Dur served as President and Chief Executive Officer for both Gilbey Canada, Inc. and Heublein Japan from 1990 to 1994 and from 1981 to 1989, respectively, both of which are indirect subsidiaries of Grand Metropolitan plc.

Bruce H. Wyatt          48    Vice President and
                              General Counsel                   9/07/88
                              Clerk and Secretary               4/28/88

      Prior to Mr. Wyatt's elections as Vice President and General Counsel, and Clerk and Secretary, he served as Assistant General Counsel from April, 1985, Assistant Clerk from April, 1983, and Assistant Secretary from April,
1981.

Ronald R. Jalbert       56    Vice President                    8/29/79

      Mr. Jalbert joined the Company in August, 1979 as its Vice President of Personnel and from April, 1982 until January, 1995 he served as Vice
President, Human Resources and Public Affairs. Since January, 1995, he has served as Vice President, Human Resources.

Thomas E. Evangelista   45    Vice President                    12/07/88

      Prior to Mr. Evangelista joining the Company in December, 1988, he was a Marketing Consultant for Marketing Corporation of America in Westport, Connecticut where he focused on business development strategies primarily for consumer products and services clients. From December, 1988 until January, 1995 he served as Vice President, Strategic Planning and
Development.  Since January, 1995, he has served as Vice President,
Corporate Development and Communications.

Carmen J. Mascaro       59    Treasurer                         2/01/93

      Prior to Mr. Mascaro's election as Treasurer, he served as Assistant
Treasurer from January, 1986 to February, 1993.

NOTE: All officers are elected for the ensuing year and until their successors are duly elected and qualified.


                                P A R T  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Information required by this item is set forth in the Sections entitled "Financial Highlights" and "Stock Market, Dividend and
Shareholder Information" appearing on page 1 of the 1994 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this item is set forth in the Section entitled "Financial Highlights Last Ten Years" appearing on pages 50 and 51 of the 1994 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Information required by this item is set forth in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 21 through 27 of the 1994 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item is set forth in the Financial Statements together with Notes and the Report of Independent Public Accountants appearing on pages 28 through 48 of the 1994 Annual Report to Stockholders, and is incorporated herein by reference. Also incorporated herein by reference are the Quarterly results (unaudited) during 1994, 1993 and 1992 set forth on page 49 of the 1994 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                               P A R T  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item regarding the directors of the Company is set forth under the captions "Election of Directors" and "Information as to Board of Directors and Nominees" in the Company's proxy statement dated March 17, 1995, and is incorporated herein by reference. Information required by this item regarding the executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is set forth under the captions "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Performance Graph", and "Remuneration of Non-Employee Directors" in the Company's proxy statement dated March 17, 1995, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's proxy statement dated March 17, 1995, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's proxy statement dated March 17, 1995, and is incorporated herein by reference.

                                P A R T  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)(1) and (2) Financial Statements and Schedules. The financial statements and schedules required by this item are listed in the Index to Financial Statements and Schedules of Stanhome Inc. on page 14 of this Form 10-K.

      (a)(3) Exhibits. The exhibits required by this item are listed in the Exhibit Index on pages 17 - 18 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10(a) to 10(t) in the
Exhibit Index.

      (b) Reports on Form 8-K. During the fourth quarter of 1994, a Form 8-K dated October 14, 1994 was filed by the Company which reported the acquisition of all but 5.83% of the allotted, called up and fully paid shares of capital stock of Lilliput Group plc, a public limited company organized and existing in the United Kingdom, with its principal place of business located at Penrith, Cumbria, England, and the Company's offer to acquire the remaining shares and all outstanding options for shares in Lilliput as well. Total cash consideration for all of the shares and options of Lilliput amounted to approximately (Pounds)37,334,356 in the aggregate. Because no financial statements and pro forma financial information were filed therewith, a Form 8-K/A dated December 14, 1994 was also filed by the Company which reported the financial statements of businesses acquired and pro forma financial information on a consolidated basis relating to the acquisition of all the shares and options of Lilliput.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1995.



                               STANHOME INC.
                               (Registrant)



                                By:/s/G. William Seawright
                                   G. William Seawright
                                   President and Chief Executive Officer



                                By:/s/Allan G. Keirstead
                                   Allan G. Keirstead
                                   Executive Vice President,
                                   Chief Administrative & Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of March, 1995 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                       Title


/s/H. L. Tower              *
H. L. Tower                                     Director


/s/Homer G. Perkins         *
Homer G. Perkins                                Director


/s/Allan G. Keirstead
Allan G. Keirstead                              Director, Executive Vice
                                                President, and Chief
                                                Administrative & Financial
                                                Officer

/s/John F. Cauley, Jr.      *
John F. Cauley, Jr.                             Director


/s/G. William Seawright
G. William Seawright                            Director, President, and
                                                Chief Executive Officer


/s/Thomas R. Horton         *
Thomas R. Horton                                Director


/s/Anne-Lee Verville        *
Anne-Lee Verville                               Director


/s/Judith R. Haberkorn      *
Judith R. Haberkorn                             Director


/s/Janet M. Clarke          *
Janet M. Clarke                                 Director


/s/Charles W. Elliott       *
Charles W. Elliott                              Director




*By:/s/G. William Seawright
   G. William Seawright
   Attorney-In-Fact

                               STANHOME INC.
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to "Report of Independent Public Accountants" on page 48 of Stanhome's 1994 Annual Report to Stockholders.

FINANCIAL STATEMENTS - All of which are incorporated herein by reference to Stanhome's 1994 Annual Report to Stockholders.

      Consolidated Balance Sheet - December 31, 1994 and 1993

      Consolidated Statement of Income For the Years Ended December 31, 1994, 1993 and 1992

      Consolidated Statement of Retained Earnings For the Years Ended December 31, 1994, 1993 and 1992

      Consolidated Statement of Cash Flows For the Years Ended December 31, 1994, 1993 and 1992

      Notes to Consolidated Financial Statements - December 31, 1994, 1993 and 1992

      Quarterly results (unaudited)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

Schedule
 Number              Description
II                   Valuation and Qualifying Accounts and Reserves For
                     the Three Years Ended December 31, 1994

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

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
           ----------------------------------------------------



To Stanhome Inc.:

          We have audited in accordance with generally accepted auditing standards, the financial statements included in Stanhome Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 21, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         /s/ Arthur Andersen LLP


Hartford, Connecticut
February 21, 1995

SCHEDULE II
                                  STANHOME INC.
                                  -------------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 ----------------------------------------------
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1994
                  --------------------------------------------

          Column A                          Column B              Column C              Column D      Column E
                                                                 Additions
                                                                 ---------
                                            Balance at     Charged to    Charged to                   Balance at
                                             Beginning      Costs and      Other                       End of
          Description                       of Period       Expenses      Accounts      Deductions     Period
          -----------                       ----------     ----------    ----------     ----------    ----------
For the year ended December 31, 1992
------------------------------------
 Reserves which are deducted in the
  balance sheet from assets to which
  they apply -
   Allowance for doubtful accounts          $11,029,789    $8,452,492    $  -           $7,077,330    $12,404,951
                                            ===========    ==========    ========       ==========    ===========
   Accumulated amortization of
    other assets                            $14,630,221    $2,215,827    $145,000(b)    $  108,116    $16,882,932
                                            ===========    ==========    ========       ==========    ===========
   Other reserves                           $ 1,001,020                                               $   576,998
                                            ===========                                               ===========

For the year ended December 31, 1993
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
                                            ===========                                               ===========

For the year ended December 31, 1994
------------------------------------
 Reserves which are deducted in the
  balance sheet from assets to which
  they apply -
   Allowance for doubtful accounts          $15,730,525    $7,919,917    $200,619(a)    $8,602,247    $15,248,814
                                            ===========    ==========    ========       ==========    ===========
   Accumulated amortization of
    other assets                            $19,112,842    $2,782,503    $  -           $   56,984    $21,838,361
                                            ===========    ==========    ========       ==========    ===========
   Other reserves                           $   627,416                                               $   548,594
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

3(b)* By-Laws as amended. (Exhibit 3(ii) to Form 10-Q filed for the period ended March 31, 1994.)

4(a)*               Rights Agreement dated as of September 7, 1988, between
                    Stanhome Inc. and The Connecticut Bank and Trust Company,
                    N.A. as amended. (Exhibit 4(a) to Form 10-Q filed for the period ended September 30, 1988 and Exhibit 1 to Form 8-K filed on October 1, 1990.)

10(a) 1984 Stock Option Plan, as amended and restated through March 1, 1995.

10(b) 1991 Stock Option Plan, as amended and restated through March 1, 1995.

10(c)*              Special Interim Chief Executive Officer Stock Option Plan.
                    (Exhibit 10(c) to Form 10-K filed for the period ended
                    December 31, 1993.)

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

10(f)*              Employment Agreement with James P. Smith, Jr. (Exhibit 10 to
                    Form 10-Q filed for the period ended September 30, 1993.)

10(g)*              Employment Agreement with Alejandro Diaz Vargas.  (Exhibit
                    10(g) to Form 10-K filed for the period ended December 31, 1993.)

10(h)               Agreement with Alejandro Diaz Vargas made as of February 17,
                    1995.

10(i)*              Employment Agreement with G. William Seawright.  (Exhibit
                    10(h) to Form 10-K filed for the period ended December 31, 1993.)

10(j)*              Management Incentive Plan, as amended and restated effective
                    January 1, 1994. (Exhibit 10(i) to Form 10-K filed for the period ended December 31, 1993.)

10(k)*              Retirement Agreement with G. William Seawright.  (Exhibit
                    10(j) to Form 10-K filed for the period ended December 31, 1993.)
                                      -17-
10(l)               Supplemental Retirement Plan, as amended, with Allan G.
                    Keirstead.

10(m)*              Agreement under Supplemental Pension Plan, as amended, with
                    Ronald R. Jalbert. (Exhibit 10(n) to Form 10-K filed for the period ended December 31, 1993.)

10(n)*              Form of Severance Agreement.  Similar agreements exist with
                    Allan G. Keirstead, Bruce H. Wyatt, Ronald R. Jalbert, and
                    Thomas E. Evangelista. (Exhibit 19(d) to Form 10-K filed for the period ended December 31, 1992.)

10(o)* Form of Change in Control Agreement. Similar agreements exist with Allan G. Keirstead, Bruce H. Wyatt, Ronald R.
                    Jalbert, and Thomas E. Evangelista.  (Exhibit 19(c) to Form
                    10-K filed for the period ended December 31, 1992.)

10(p)*              Change in Control Agreement with G. William Seawright.
                    (Exhibit 10(r) to Form 10-K filed for the period ended
                    December 31, 1993.)

10(q)* Change in Control Agreement with certain corporate and subsidiary non-executive officers. (Exhibit 19(c) to Form
                    10-K filed for the period ended December 31, 1991.)

10(r)               Stanhome Inc. Supplemental Pension Plan effective May 1,
                    1994.

10(s)               Stanhome Supplemental Investment Savings Plan effective May
                    1, 1994.

10(t)               Hamilton Supplemental Investment Savings Plan effective
                    April 1, 1994.

10(u)*              License Agreement between Precious Moments, Inc. and Enesco
                    Corporation. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1993.)

13                  Portions of the 1994 Annual Report to the Stockholders of
                    Stanhome Inc.

21                  Subsidiaries of Stanhome Inc.

23                  Consent of Arthur Andersen LLP

24                  Power of Attorney

27                  Financial Data Schedule

______________________________________________
     *Incorporated Herein By Reference
