Form 10-Q
period 1995-03-31
STANHOME INC
filed 1995-05-15
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days      Yes  [X]    No [_]


                                                March 31,

                                          1995            1994
                                          ____            ____

Shares Outstanding:

      Common Stock with
      Associated Rights                18,808,715      19,470,555



                                                Total number of pages
                                                contained herein 24

                                                Index to Exhibits is
                                                on page 20

                       PART I. FINANCIAL INFORMATION
                      ------------------------------
                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                   MARCH 31, 1995 and DECEMBER 31, 1994
                                (Unaudited)
                                               March 31,      December 31,
                                                 1995            1994
                                                 ----            ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit           $ 20,983,249    $ 19,349,839

  Marketable securities, at cost (which
    approximates market value)                 10,483,644           2,000

  Notes and accounts receivable, net          146,237,945     140,696,603

  Inventories                                 112,602,291     116,015,060

  Prepaid advertising                          45,561,709      40,099,913

  Other prepaid expenses                        9,939,130       6,513,723
                                             ------------    ------------
     Total current assets                     345,807,968     322,677,138
                                             ------------    ------------


PROPERTY, PLANT AND EQUIPMENT, at cost        128,740,431     125,995,626

  Less - Accumulated depreciation and
         amortization                          70,345,961      68,036,607
                                             ------------    ------------
                                               58,394,470      57,959,019
                                             ------------    ------------


OTHER ASSETS:

    Goodwill and other intangibles, net       124,166,945     121,586,984
    Other                                       9,435,604       9,899,491
                                             ------------    ------------
                                              133,602,549     131,486,475
                                             ------------    ------------
                                             $537,804,987    $512,122,632
                                             ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                   MARCH 31, 1995 and DECEMBER 31, 1994
                                (Unaudited)
                                                March 31,       December 31,
                                                  1995             1994
                                                  ----             ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes and loans payable                     $ 88,579,082     $ 39,022,890

  Accounts payable                              59,070,473       63,072,000

  Federal, state and foreign taxes
    on income                                   29,988,637       37,062,510

  Accrued expenses--
    Payroll and commissions                     14,644,926       17,423,516
    Vacation, sick and postretirement
      benefits                                  10,160,227        9,435,495
    Royalties                                    7,668,208        7,974,606
    Pensions and profit sharing                  6,528,816        9,055,259
    Other                                       37,999,140       37,171,244
                                              ------------     ------------
     Total current liabilities                 254,639,509      220,217,520
                                              ------------     ------------

LONG-TERM LIABILITIES:
  Foreign employee severance obligations        12,236,081       13,207,097
  Pensions                                       9,472,474        9,302,239
                                              ------------     ------------
     Total long-term liabilities                21,708,555       22,509,336
                                              ------------     ------------

SHAREHOLDERS' EQUITY
  Common stock                                   3,153,530        3,153,530
  Capital in excess of par value                37,788,508       37,376,690

  Retained earnings                            364,368,486      362,946,840

  Cumulative translation adjustments         (  27,224,351)   (  27,660,727)
                                              ------------     ------------
                                               378,086,173      375,816,333
  Less - Shares held in treasury, at cost      116,629,250      106,420,557
                                              ------------     ------------
     Total shareholders' equity                261,456,923      269,395,776
                                              ------------     ------------
                                              $537,804,987     $512,122,632
                                              ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

      FOR THE THREE MONTHS ENDED MARCH 31, 1995 and 1994 (Unaudited)

                                              1995             1994
                                              ----             ----
NET SALES                                 $184,869,162     $171,769,005

COST OF SALES                               77,425,988       69,806,121
                                          ------------     ------------
GROSS PROFIT                               107,443,174      101,962,884

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                   93,673,069       86,982,547
                                          ------------     ------------
OPERATING PROFIT                            13,770,105       14,980,337
  Interest expense                       (   1,342,297)   (     156,920)
  Other income, net                      (     157,467)         664,328
                                          ------------     ------------
INCOME BEFORE INCOME TAXES                  12,270,341       15,487,745

  Income taxes                               5,820,000        7,354,813
                                          ------------     ------------
NET INCOME                                   6,450,341        8,132,932

RETAINED EARNINGS, beginning of
  period                                   362,946,840      338,753,939

  Cash dividends, $.265 per share in
    1995 and $.25 per share in 1994      (   5,028,695)   (   4,863,437)
                                          ------------     ------------
RETAINED EARNINGS, end of period          $364,368,486     $342,023,434
                                          ============     ============

EARNINGS PER COMMON SHARE:
  Primary and fully diluted                      $ .34            $ .41
                                                 =====            =====








The accompanying notes are an integral part of these condensed financial statements.

                                    STANHOME INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1995 and 1994 (Unaudited)

                                                   1995            1994
                                                   ----            ----
OPERATING ACTIVITIES:
  Net cash provided/(used) by
   operating activities                        ($16,375,129)    $17,164,172
                                                -----------     -----------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment    (  3,142,870)   (  1,321,591)
  Proceeds from sale of property, plant and
   equipment                                        500,339         605,699
  Acquisition of businesses, net of cash
   acquired, including additional
   contingent cash payments                    (    208,042)              -
  Other, principally marketable securities     (    416,052)   (        630)
                                                -----------     -----------
  Net cash used by investing activities        (  3,266,625)   (    716,522)
                                                -----------     -----------
FINANCING ACTIVITIES:
  Cash dividends                               (  5,028,695)   (  4,863,437)
  Exchanges and purchases of common stock      ( 10,301,359)   (    108,891)
  Notes and loans payable                        46,537,740    (     56,515)
  Exercise of stock options                         265,299       1,954,489
  Other common stock issuance                       239,185         230,674
                                                -----------     -----------
Net cash provided/(used) by
   financing activities                          31,712,170    (  2,843,680)
                                                -----------     -----------
  Effect of exchange rate changes on cash
   and cash equivalents                              44,638         187,903
                                                -----------     -----------
  Increase/(decrease) in cash and
   cash equivalents                              12,115,054      13,791,873
  Cash and cash equivalents,
   beginning of year                             19,349,839      53,333,754
                                                -----------     -----------
  Cash and cash equivalents, end of quarter     $31,464,893     $67,125,627
                                                ===========     ===========
SUPPLEMENTAL CASH FLOW DATA
  Cash paid for:
    Interest                                    $   763,854     $   190,717
    Income taxes                                $12,558,705     $ 1,709,357

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     The consolidated condensed financial statements and related notes included herein have been prepared by the Company, without audit except for the December 31, 1994 condensed balance sheet, which was derived from the

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

December 31, 1994.

1.  ACCOUNTING POLICIES:

     The Company's financial statements for the three months ended March

31, 1995 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1994 consolidated financial statements included in the Company's 1994 Annual Report on Form 10-K.

Marketable securities with maturities of three months or less are considered to be cash equivalents and amounted to $10,482,000 at March 31,

1995 versus none at December 31, 1994.  Except for $2,000 of other investments with terms in excess of 90 days, the cash flows' cash and cash equivalents at March 31, 1995 are equal to the cash and certificates of deposit and the marketable securities on the March 31, 1995 balance sheet.

Notes and accounts receivable were net of allowance for doubtful accounts of $15,322,000 at March 31, 1995 and $15,249,000 at December 31, 1994.

     The impact of adopting the AICPA's SOP 93-7 (Reporting on Advertising

Costs) in 1994 was immaterial to the Company as the Company was already in compliance with all the Statement's accounting provisions.

     The Company recognizes revenue as merchandise is turned over to the shipper.

2.  INVENTORY CLASSES:

     The major classes of inventories at March and December 3l were as follows (in thousands):

                                                March 31,  December 31,
                                                  1995        1994
                                                  ----        ----
     Raw materials and supplies                $  7,988    $  7,071
     Work in process                              1,144         818
     Finished goods in transit                   10,470       9,949
     Finished goods                              93,000      98,177
                                               --------    --------
                                               $112,602    $116,015
                                               ========    ========
3.  OTHER INCOME, NET:

     Other income, net for the three months ended March 31, 1995 and 1994 consists of the following (in thousands):

                                                  1995       1994
                                                  ----       ----
     Interest income                             $  745     $  846
     Amortization of other assets               ( 1,009)   (   598)
     Other, net                                     106        417
                                                 ------     ------
                                                ($  158)    $  665
                                                 ======     ======

4.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

     Earnings per common share are based on the average number of common shares outstanding and common share equivalents for the period covered.

For both years, there was no difference in earnings per share between primary and fully diluted earnings per share computations.  For the first quarter fully diluted computation, the average number of shares utilized was 19,033,574 and 19,754,901 shares for 1995 and 1994, respectively,

including common share equivalents of 19,174 in 1995 and 332,288 in 1994.

The lower average number of shares for 1995 primarily resulted from the repurchase of shares as part of the Company's repurchase program.



5.  FINANCIAL INSTRUMENTS:

       The Company enters into various short-term foreign exchange agreements during the year, all of which are held for purposes other than trading.  The purpose of the Company's foreign currency hedging activities is to reduce the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates.  The

Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases.  Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold.  At

March 31, 1995, there were no open inventory purchase agreements and deferred amounts were not material.  The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations. The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued.  The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income.  The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries.  From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables.  Gains and losses are recognized or the credit or debit offsets the foreign currency payables.  As of March 31, 1995, net deferred amounts on outstanding agreements were not material and all current agreements have expiration dates in 1995.  The outstanding agreement amounts (notional value) at March

31, 1995, are as follows (in thousands):



                   Canada                 $ 6,076
                   Germany                  5,381
                   Italy                    3,816
                   United Kingdom           2,594
                   France                   2,186
                   U.S.                     2,000
                                          -------
                   Total                  $22,053
                                          =======


6.  LICENSE AGREEMENT:

       In January 1995, the Company entered into an agreement with a third party to license the domestic operations of its Worldwide Direct Selling

Group.  The business licensed, known as Stanley Home Products ("SHP"),

marketed home care, personal care and cosmetic items to consumers through direct selling programs.  SHP recorded net sales of approximately $9 million in the first quarter of 1994 and produced operating losses for the past several years.  These sales represented approximately 15% of the

Worldwide Direct Selling Group's first quarter 1994 net sales and 5% of the

Company's consolidated net sales.  For the first quarter of 1994, SHP's operating loss in the U.S. and Puerto Rico was approximately $800 thousand.

      The agreement calls for the third party to license the trademarks and formulas of SHP for use in the U.S., Puerto Rico and Canada, and remit to the Company royalties based on sales of the related products.

      The transfer of the SHP business is on schedule to be completed by the second quarter of 1995.  In connection with this agreement, the Company closed administrative and distribution facilities in the U.S. and Puerto

Rico during the first quarter of 1995.  Management believes that the total costs to exit the SHP operations, including employee severance benefits,

will be offset in 1995 by a comparable amount of gains, approximately $6 million, primarily from the sale of SHP's distribution facilities.  The costs to exit the SHP operations therefore have not had and are not expected to have a material adverse impact on the Company's future operating results or financial condition.  As of March 31, 1995 the net book value of assets of the business to be disposed of or transferred were net inventories of $6.4 million and net property, plant and equipment of

$1.8 million.

                               STANHOME INC.

                     THREE MONTHS ENDED MARCH 31, 1995

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS



     BUSINESS SEGMENTS of the Company's operations are summarized on Page

17.  A discussion and analysis of the segments follows:



GIFTWARE

     Giftware Group sales increased 22% in the first quarter of 1995 due principally to 12% volume growth from existing lines and 10% from new businesses acquired in 1994.  International results increased and including the new businesses, international sales represented 17% of total 1995 first quarter sales compared to 12% in 1994.  The Precious Moments line represented 48% of total 1995 sales compared to 52% in 1994 and the

Cherished Teddies line represented 13% of total sales in 1995 compared to

14% in 1994.  Operating profit in the first quarter increased 12% and was less than the sales increase due principally to lower operating profits from the new businesses and higher cost of sales due in part to sales mix.



DIRECT RESPONSE

     Direct Response Group sales increased 22% in the first quarter of 1995 due to unit volume growth in dolls and figurines in the United States.

Doll sales amounted to 31% of 1995 sales compared to 27% in 1994, while plate sales accounted for 48% of sales in 1995 compared to 62% in 1994.

All other categories of sales, which are mostly figurines, increased to 21%

of sales compared to 11% in 1994. Market conditions in the direct response business continue to be very competitive. International sales decreased and operating losses increased.  The Group recorded a small operating loss in the first quarter of 1995 compared to an operating profit in 1994 of 6%

of sales.  The decrease in operating profit was due primarily to increased advertising expense in 1995 compared to 1994.  Advertising expenses increased to 51% of sales in 1995 versus 45% in 1994 due to lower sales response rates to programs reflecting the very competitive market condition.  Operating expense also increased due to postal rate and paper cost increases.



DIRECT SELLING

     Comparable Direct Selling results for the first quarter excluding the

United States and Puerto Rico operations, which in 1995 have been licensed to a third party, are as follows:



                               1995       1994    % Change

       Sales                 $47,759    $49,861     (  4)
       Operating profit        4,749      6,138     ( 23)

European sales increased 2% on lower unit volume and represented 90% of

1995 first quarter sales while operating profit decreased 22% and accounted for 91% of first quarter operating profit.  Lower sales in Italy combined with higher selling, general and administrative expenses in Italy and Spain reduced operating margins.  European local currency 1995 sales and operating profit translated at 1994 average first quarter exchange rates would have resulted in a 4% sales decrease and a 27% operating profit decrease.  Sales for the Mexican and Venezuelan Group in the first quarter decreased 37% due to a 45% decrease in Mexico, resulting from the devaluation of the Mexican peso, while Group operating profit decreased due to the peso devaluation and higher selling, general and administrative expenses.  The United States and Puerto Rico direct selling operations in

1995 have been assumed by a third party.  The assets of these businesses,

not assumed by the third party, have been and are being disposed during

1995.  The severance and other exit costs are expected to approximate $6 million, and to be offset by gains on the sale of assets of the business.


     GENERAL CORPORATE EXPENSE increased in the first quarter due to higher compensation and benefits consistent with the Company programs.


INTERNATIONAL ECONOMIES AND CURRENCY

     The Latin American operations in Mexico and Venezuela have experienced highly inflationary economies with rapidly changing prices in local currencies.  These conditions, with the resulting adverse impact on local economies, have made it difficult for operations in these locations to achieve adequate operating margins.  In addition, the strengthening of the dollar versus Latin American currencies has resulted in lower U.S. dollar results for these operations.  European operations were favorably impacted by higher currency translation rates in 1995 compared to 1994.  The value of the U.S. dollar versus international currencies where the Company conducts business will continue to impact the future results of these businesses.  In addition to the currency risks, the Company's international operations, including sources of imported products, are subject to other risks of doing business abroad, including import or export restrictions and changes in economic and political climates.

     The fluctuations in net sales and operating profit margins from quarter to quarter are partially due to the seasonal characteristics of the

Company's business segments.

INTEREST EXPENSE AND OTHER INCOME, NET

     Interest expense increased due to higher borrowing levels principally for the 1994 acquisitions.  Other assets amortization of goodwill increased due to the impact from the 1994 acquisitions.  The amortization for Giftware in 1995 was $.8 million compared to $.4 million in 1994 and the amortization for Direct Response was $.2 million in 1995 and $.2 million in 1994.  Other income, net last year includes a $.4 million gain on the sale of a U.S. distribution center.



     THE EFFECTIVE TAX RATE of 47% was the same as 1994 despite international rate increases, and higher non deductible goodwill in 1995.

This was due principally to earnings mix with a lower ratio of foreign income to United States income, which has a lower rate.



FINANCIAL CONDITION

     The Company has historically satisfied its capital requirements with internally generated funds and short-term loans.  Working capital requirements have seasonal variations during the year and are generally greatest during the third quarter.

     The major sources of funds from operating activities in the first quarter of 1995 were from net income, depreciation, amortization and lower inventory levels.  The major uses were increased accounts receivable which increased due to the higher sales volume and marketing programs; increased prepaid expenses from higher advertising in direct response; lower accounts payable and accrued expenses due principally to timing and the payment of year end payrolls and benefits; and lower accrued taxes due to timing of payments. The first quarter 1995 working capital increases in receivables, inventories and prepaids compared to the first quarter of

1994 reflect increases to support higher levels of sales.

     The major use of cash in investing activities in the first quarter of

1995 was for capital expenditures.  Capital expenditure commitments for

$20 million are forecasted for 1995.  Due to the Company's exit from the

United States direct selling business, the Company has for sale four

United States distribution facilities with a total appraised value of approximately $7 million.  The Company has an acquisition program, and may utilize funds for this purpose in the future.  The Italian subsidiary invests excess cash in short-term investments which change from time to time based on availability and rates.  The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

     The major uses of cash in financing activities were for dividends to shareholders and purchases of common stock.  Purchases of common stock principally included shares repurchased by the Company.  During the first quarter of this year, the Company repurchased 360,600 shares for

$10,302,000.  The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market,

depending on market conditions, and may utilize funds for this purpose in the future.  As of March 31, 1995, 655,000 shares remained available for purchase under the program.  The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the

Company's view, one of its best investment alternatives.  The major source of funds from financing activities was from higher seasonal borrowings,

which also increased due to reduced intercompany loans which fluctuate depending on market condition rates. Total stock options outstanding at the exercise price amounted to $88 million at March 31, 1995 and the

Company could receive these funds in the future if the options are exercised.

     Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items.  The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.  International currency fluctuations of $436,000 reduced the cumulative translation component which reduced the shareholders' equity decrease in the first three months of

1995.  The translation adjustments to the March 31, 1995 balance sheet that produced the 1995 change in the cumulative translation component of shareholders' equity were decreases in working capital by $2,508,000;

increases in net property, plant and equipment and other assets by

$2,353,000; and decreases in long-term liabilities by $591,000.  The

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

                               STANHOME INC.

              SALES AND OPERATING PROFIT BY BUSINESS SEGMENT


   FOR THE FIRST THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (Unaudited)
                              (In Thousands)


                                    1995           1994       Percent
                                   Actual         Actual      Change
                                   ------         ------      -------
Net Sales:

  Giftware                        $105,955       $ 86,745       22%
  Direct Response                   31,806         26,074       22
  Direct Selling                    47,759         59,439      (20)
  Eliminations                   (     651)     (     489)
                                  --------       --------
  Total Net Sales                 $184,869       $171,769        8%
                                  ========       ========


Operating Profit:

  Giftware                        $ 11,499       $ 10,288       12%
  Direct Response                (      16)         1,549
  Direct Selling                     4,749          5,315      (11)
  Corporate                      (   2,462)     (   2,172)     (13)
                                  --------       --------
  Total Operating Profit          $ 13,770       $ 14,980      ( 8%)
                                  ========       ========

                        PART II.  OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   The Annual Meeting of Stockholders was held on April 27, 1995.

      (c) The first matter voted upon at the meeting was the election of Directors. The members of Class III were standing for election to a three-year term expiring at the Annual Meeting in 1998. Upon motion duly made and seconded, it was voted to elect John
            F. Cauley, Jr., Homer G. Perkins, G. William Seawright, and Anne-Lee Verville as Class III Directors for a three-year term expiring at the Annual Meeting in 1998 and until their successors are elected and qualified. The votes for each of the candidates were reported as follows:

                  John F. Cauley, Jr.     For:        16,059,457

                                          Withheld:      239,629

                  Homer G. Perkins        For:        16,011,924

                                          Withheld:      287,162

                  G. William Seawright    For:        16,044,449

                                          Withheld:      254,637

                  Anne-Lee Verville       For:        16,048,450

                                          Withheld:      250,636

                  The second matter voted upon at the meeting was the
            ratification of the Board's appointment of Arthur Andersen LLP as independent accountants for 1995. Upon motion duly made and seconded, it was voted that the appointment by the Board of Directors at its March 1, 1995 meeting of Arthur Andersen LLP independent certified public accountants, as independent accountants for the Company for its fiscal year ending December 31, 1995 be ratified and approved. The votes for the independent accountants were reported as follows:

                  Arthur Andersen LLP     For:        16,228,390

                                          Against:        35,175

                                          Abstain:        35,521

                  The third matter voted upon at the meeting was the
            approval of the Stanhome Inc. Non-Employee Director Stock Plan. Upon motion duly made and seconded, it was voted that the Non-Employee Director Stock Plan adopted by the Board of Directors at its December 7, 1994 meeting be approved. The votes for the approval of the Non-Employee Director Stock Plan were reported as follows:

                  Non-Employee Director   For:        14,814,182
                  Stock Plan
                                          Against:       963,039

                                          Abstain:       521,865

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)         Exhibits

       -          Non-Employee Director Stock Plan.

       -          Financial Data Schedule



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

                              STANHOME INC.
                              (Registrant)



Date:  May 15, 1995           /s/ G. William Seawright
                              _____________________________________
                              G. William Seawright
                              President and Chief Executive Officer



Date:  May 15, 1995           /s/ Allan G. Keirstead
                              _____________________________________
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer

                               EXHIBIT INDEX

Reg. S-K
Item 601             Exhibit                            10-Q Page No.
_________            _______                            _____________

10                   Non-Employee Director Stock Plan         21

27                   Financial Data Schedule                  24









                                   -20-