Form 10-Q
period 1995-06-30
STANHOME INC
filed 1995-08-10
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

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


                                                June 30,

                                          1995            1994
                                          ____            ____

Shares Outstanding:

      Common Stock with
      Associated Rights                18,791,638      19,260,150



                                                Total number of pages
                                                contained herein 23

                                                Index to Exhibits is
                                                on page 22

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------
                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    JUNE 30, 1995 and DECEMBER 31, 1994
                                (Unaudited)

                                             June 30,     December 31,
                                               1995           1994
                                               ----           ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit        $ 26,055,350    $ 19,349,839

  Marketable securities, at cost (which
    approximates market value)              13,457,919           2,000

  Notes and accounts receivable, net       160,293,130     140,696,603

  Inventories                              115,757,019     116,015,060

  Prepaid advertising                       45,168,386      40,099,913

  Other prepaid expenses                    11,069,909       6,513,723
                                          ------------    ------------
     Total current assets                  371,801,713     322,677,138
                                          ------------    ------------


PROPERTY, PLANT AND EQUIPMENT, at cost     131,088,621     125,995,626

  Less - Accumulated depreciation and
         amortization                       72,352,609      68,036,607
                                          ------------    ------------
                                            58,736,012      57,959,019
                                          ------------    ------------


OTHER ASSETS:

  Goodwill and other intangibles, net      123,040,663     121,586,984
  Other                                      9,914,861       9,899,491
                                          ------------    ------------
                                           132,955,524     131,486,475
                                          ------------    ------------
                                          $563,493,249    $512,122,632
                                          ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    JUNE 30, 1995 and DECEMBER 31, 1994
                                (Unaudited)

                                                June 30,      December 31,
                                                  1995            1994
                                                  ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes and loans payable                    $105,075,616     $ 39,022,890

  Accounts payable                             61,166,883       63,072,000

  Federal, state and foreign taxes
    on income                                  28,690,364       37,062,510

  Accrued expenses--
    Payroll and commissions                    18,109,465       17,423,516
    Vacation, sick and postretirement
      benefits                                 10,325,043        9,435,495
    Royalties                                   8,396,091        7,974,606
    Pensions and profit sharing                 6,451,204        9,055,259
    Other                                      35,573,797       37,171,244
                                             ------------     ------------
     Total current liabilities                273,788,463      220,217,520
                                             ------------     ------------
LONG-TERM LIABILITIES:
  Foreign employee severance obligations       12,116,836       13,207,097
  Pensions                                      9,759,993        9,302,239
                                             ------------     ------------
     Total long-term liabilities               21,876,829       22,509,336
                                             ------------     ------------
SHAREHOLDERS' EQUITY
  Common stock                                  3,153,530        3,153,530
  Capital in excess of par value               38,316,680       37,376,690

  Retained earnings                           370,561,291      362,946,840

  Cumulative translation adjustments        (  26,190,667)   (  27,660,727)
                                             ------------     ------------
                                              385,840,834      375,816,333
  Less - Shares held in treasury, at cost     118,012,877      106,420,557
                                             ------------     ------------
     Total shareholders' equity               267,827,957      269,395,776
                                             ------------     ------------
                                             $563,493,249     $512,122,632
                                             ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

         FOR THE QUARTERS ENDED JUNE 30, 1995 and 1994 (Unaudited)


                                              1995            1994
                                              ----            ----
NET SALES                                 $209,489,366    $188,592,017

COST OF SALES                               88,567,476      74,485,471
                                          ------------    ------------
GROSS PROFIT                               120,921,890     114,106,546

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                   97,920,280      93,273,122
                                          ------------    ------------

OPERATING PROFIT                            23,001,610      20,833,424
  Interest expense                       (   1,936,735)  (     146,944)
  Other income, net                      (     438,711)        522,987
                                          ------------    ------------
INCOME BEFORE INCOME TAXES                  20,626,164      21,209,467

  Income taxes                               9,457,068       9,601,186
                                          ------------    ------------
NET INCOME                                $ 11,169,096    $ 11,608,281
                                          ============    ============

EARNINGS PER COMMON SHARE,
  primary and fully diluted                      $ .59           $ .59
                                                 =====           =====
















The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE SIX MONTHS ENDED JUNE 30, 1995 and 1994 (Unaudited)

                                                1995            1994
                                                ----            ----
NET SALES                                   $394,358,528    $360,361,022

COST OF SALES                                165,993,464     144,291,592
                                            ------------    ------------
GROSS PROFIT                                 228,365,064     216,069,430

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                    191,593,349     180,255,669
                                            ------------    ------------
OPERATING PROFIT                              36,771,715      35,813,761
  Interest expense                         (   3,279,032)  (     303,864)
  Other income, net                        (     596,178)      1,187,315
                                            ------------    ------------
INCOME BEFORE INCOME TAXES                    32,896,505      36,697,212

  Income taxes                                15,277,068      16,955,999
                                            ------------    ------------
NET INCOME                                    17,619,437      19,741,213


RETAINED EARNINGS, beginning of
  period                                     362,946,840     338,753,939

  Cash dividends, $.53 per share in
    1995 and $.50 per share in 1994        (  10,004,986)  (   9,695,350)
                                            ------------    ------------
RETAINED EARNINGS, end of period            $370,561,291    $348,799,802
                                            ============    ============

EARNINGS PER COMMON SHARE:
  Primary and fully diluted                        $ .93           $1.00
                                                   =====           =====












The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

        FOR THE SIX MONTHS ENDED JUNE 30, 1995 and 1994 (Unaudited)

                                                 1995           1994
                                                 ----           ----
OPERATING ACTIVITIES:
  Net cash provided/(used) by
   operating activities                      ($18,802,821)   $21,765,885
                                              -----------    -----------
INVESTING ACTIVITIES:
  Purchase of property, plant
   and equipment                             (  5,294,924)  (  2,662,229)
  Payments for acquisitions                  (  1,429,057)  (  9,481,217)
  Proceeds from sale of property,
   plant and equipment                            741,402        892,077
  Other, principally marketable
   securities                                     114,243      7,707,883
                                              -----------    -----------
  Net cash used by investing activities      (  5,868,336)  (  3,543,486)
                                              -----------    -----------
FINANCING ACTIVITIES:
  Cash dividends                             ( 10,004,986)  (  9,695,350)
  Exchanges and purchases of common stock    ( 11,800,149)  (  8,678,204)
  Notes and loans payable                      65,075,904   (    132,738)
  Exercise of stock options                       805,307      2,927,692
  Other common stock issuance                     342,512        259,105
                                              -----------    -----------
  Net cash provided/(used) by
   financing activities                        44,418,588   ( 15,319,495)
                                              -----------    -----------
  Effect of exchange rate changes on
   cash and cash equivalents                      391,717      1,442,758
                                              -----------    -----------
  Increase/(decrease) in cash and
   cash equivalents                            20,139,148      4,345,662
  Cash and cash equivalents,
   beginning of year                           19,349,839     53,333,754
                                              -----------    -----------
  Cash and cash equivalents,
   end of quarter                             $39,488,987    $57,679,416
                                              ===========    ===========

SUPPLEMENTAL CASH FLOW DATA
  Cash paid for:
    Interest                                  $ 2,646,470    $   369,888
    Income taxes                              $23,768,333    $ 8,319,711


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

December 31, 1994.



1.  ACCOUNTING POLICIES:

     The Company's financial statements for the three and six months ended

June 30, 1995 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1994 consolidated financial statements included in the Company's 1994 Annual Report on Form 10-K.

Marketable securities with maturities of three months or less are considered to be cash equivalents and amounted to $13,434,000 at June 30,

1995 versus none at December 31, 1994.  Except for $24,000 of other investments with terms in excess of 90 days, the cash flows' cash and cash equivalents at June 30, 1995 are equal to the cash and certificates of deposit and the marketable securities on the June 30, 1995 balance sheet.

Notes and accounts receivable were net of allowance for doubtful accounts of $18,494,000 at June 30, 1995 and $15,249,000 at December 31, 1994.

     The Company recognizes revenue as merchandise is turned over to the shipper.

2.  INVENTORY CLASSES:

     The major classes of inventories at June 30 and December 31 were as follows (in thousands):

                                                 June 30,    December 3l,
                                                   1995          1994
                                                   ----          ----

     Raw materials and supplies                 $  9,458      $  7,071
     Work in process                               1,116           818
     Finished goods in transit                    10,676         9,949
     Finished goods                               94,507        98,177
                                                --------      --------
                                                $115,757      $116,015
                                                ========      ========
3.  OTHER INCOME, NET:

     Other income, net for the quarters and six months ended June 30, 1995 and 1994 consists of the following (in thousands):


                                                 Quarters Ended June 30
                                                 ----------------------
                                                   1995         1994
                                                   ----         ----
     Interest income                              $  761       $1,124
     Other assets amortization                   ( 1,008)     (   604)
     Other items, net                            (   191)           2
                                                  ------       ------
                                                 ($  438)      $  522
                                                  ======       ======

                                                Six Months Ended June 30
                                                ------------------------
                                                   1995         1994
                                                   ----         ----
     Interest income                              $1,506       $1,970
     Other assets amortization                   ( 2,017)     ( 1,202)
     Other items, net                            (    85)         419
                                                  ------       ------
                                                 ($  596)      $1,187
                                                  ======       ======

4.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

     Earnings per common share are based on the average number of common shares outstanding and common share equivalents for the periods covered.

For both years, there was no difference in earnings per share between primary and fully diluted earnings per share computations.  For the second quarter, the average number of shares utilized in the fully diluted computation was 18,913,987 and 19,687,813 shares for 1995 and 1994,

respectively.  The average number of shares utilized in the fully diluted computation for the six months ended June 30 was 19,034,754 for 1995 and

19,691,266 for 1994.  Both 1995 computations included common share equivalents of 112,814 and both 1994 computations included common share equivalents of 289,239.  The lower average number of shares for the second quarter and first six months of 1995 primarily resulted from the repurchase of shares as part of the Company's repurchase program.

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

June 30, 1995, there were no open inventory purchase agreements and deferred amounts were not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations.  The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued.  The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income.  The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees.  From time to time,

the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables.

Gains and losses are recognized or the credit or debit offsets the foreign currency payables.  As of June 30, 1995, net deferred amounts on outstanding agreements were not material and all current agreements have expiration dates in 1995.  The outstanding agreement amounts (notional value) at June 30, 1995, are as follows (in thousands):


                   Germany                $ 5,073
                   Canada                   4,737
                   U.S.                     1,579
                   Italy                    1,540
                   France                   1,241
                                          -------
                   Total                  $14,170
                                          =======
6.  LICENSE AGREEMENT:

     In January 1995, the Company entered into an agreement with a third party to license the domestic operations of its Worldwide Direct Selling

Group.  The business licensed, known as Stanley Home Products ("SHP"),

marketed home care, personal care and cosmetic items to consumers through direct selling programs.  The agreement calls for the third party to license the trademarks and formulas of SHP for use in the U.S., Puerto Rico and Canada, and remit to the Company royalties based on sales of the related products.  The licensed areas recorded net sales of approximately

$10 million and $19 million in the second quarter and first six months of

1994, respectively, and operating losses of approximately $.3 million and

$1.1 million in the second quarter and first six months of 1994,

respectively.  These sales represented approximately 15% of the Worldwide

Direct Selling Group's first six months 1994 net sales and 5% of the

Company's consolidated net sales for the same period.

      The transfer of the businesses was completed in the second quarter of

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

                               STANHOME INC.

                QUARTER AND SIX MONTHS ENDED JUNE 30, 1995

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS



     BUSINESS SEGMENTS of the Company's operations are summarized on Page

20.  A discussion and analysis of the segments follows:



GIFTWARE

     Giftware Group sales increased for the second quarter and first six months primarily due to unit volume growth from existing lines and from new businesses acquired in 1994.  The new businesses accounted for 11% of the year-to-date 28% increase in sales.  Sales in the second quarter in the

United States benefited from an expansion of the Company's program of extended accounts receivable terms on Christmas related merchandise.  This facilitated the shipment of Christmas related orders sooner this year versus last year.  Consequently, the rate of sales increase achieved in the second quarter is not expected to be maintained for the balance of the year.  International results increased and, including the new businesses,

international sales represented 15% of year-to-date 1995 sales compared to

10% in 1994.  Year-to-date 1995 sales of the Precious Moments line represented 48% of total sales compared to 50% in 1994 and the Cherished

Teddies line represented 10% of year-to-date sales in 1995 compared to 16%

in 1994.  For the second quarter and first six months, operating profit increased greater than the sales increase, as a result of a lower percentage of selling, general and administrative expenses principally due to the favorable impact of the sales increase on fixed costs.

DIRECT RESPONSE

     Direct Response Group sales increased in the second quarter and first six months due principally to unit volume growth in dolls and figurines.

International sales and operating losses increased for the quarter and year-

to-date.  International sales represented 10% of the first six months sales compared to 9% in 1994.  Year-to-date total Group doll sales accounted for

33% of 1995 sales compared to 27% in 1994, while plate sales accounted for

43% of sales in 1995 compared to 58% in 1994.  All other categories of sales, which are primarily figurines, increased to 24% of sales in 1995 compared to 15% in 1994.  Market conditions for the direct response businesses for the Company's products continue to be soft and very competitive with many product offerings and ads going against weakness in consumer spending.  These conditions have significantly increased advertising expense to sales due to reduced response rates to ads, a lower success rate for product introductions, and a resistance by customers to higher prices.  Additionally, product returns and bad debts on installment billing programs have increased.  Reflecting these poor market conditions combined with postage, paper and advertising rate increases, the Group recorded an operating loss for the second quarter and first six months.

Advertising expenses increased to 51% of sales in 1995 versus 46% in 1994.

If the market conditions do not improve, it is expected that the Group's operating performance will not improve for the balance of the year.



DIRECT SELLING

     Comparable Direct Selling results for the second quarter and first six months excluding the United States and Puerto Rico operations, which in 1995 have been licensed to a third party, are as follows:

                                     Second Quarter
                                     --------------
                               1995       1994    % Change
                               ----       ----    --------

       Sales                 $52,114    $ 56,113    (  7)
       Operating profit        6,586       8,246    ( 20)


                                    First Six Months
                                    ----------------
                               1995       1994     % Change
                               ----       ----     --------

       Sales                 $99,873    $105,974     (  6)
       Operating profit       11,335      14,384     ( 21)


European sales for the quarter decreased 1%, were even with 1994 for the first six months, and represented 90% of total 1995 sales.  Operating profit decreased 12% for the second quarter and 16% for the first six months, and represented 93% of total 1995 operating profit.  For the quarter and year-to-date, lower sales in Italy combined with higher selling, general and administrative expenses in Italy reduced operating margins.  First six months 1995 European local currency sales and operating profit translated at 1994 average exchange rates would have resulted in a 5% sales decrease and a 21% operating profit decrease.

Sales for the Mexican and Venezuelan group decreased 42% and 41%,

respectively, for the second quarter and first six months resulting primarily from the devaluation of the Mexican peso compared to 1994.  The group's second quarter and year-to-date operating profit decreased 70% and

59%, respectively, due to the peso devaluation and the resulting unfavorable economic impact.  The United States and Puerto Rico direct selling operations in 1995 have been assumed by a third party.  The assets of these businesses, not assumed by the third party, have been and are being disposed during 1995 and, as of June 30, 1995, amounted to $5.8 million in inventories and $1.7 million of net property plant and equipment.  The severance and other exit costs are expected to approximate

$6 million, which should be offset by gains on the sale of assets of the business.


     GENERAL CORPORATE EXPENSE increased for the quarter and first six months due to higher compensation and benefits consistent with the Company programs.


INTERNATIONAL ECONOMIES AND CURRENCY

     The Latin American operations in Mexico and Venezuela have experienced highly inflationary economies with rapidly changing prices in local currencies.  These conditions, with the resulting adverse impact on local economies, have made it difficult for operations in these locations to achieve consistent adequate operating margins.  In addition, the strengthening of the dollar versus Latin American currencies has resulted in lower U.S. dollar results for these operations.  European operations were favorably impacted by higher currency translation rates in 1995 compared to 1994.  The value of the U.S. dollar versus international currencies where the Company conducts business will continue to impact the future results of these businesses.  In addition to the currency risks, the

Company's international operations, including sources of imported products,

are subject to other risks of doing business abroad, including import or export restrictions and changes in economic and political climates.

     The fluctuations in net sales and operating profit margins from quarter to quarter are partially due to the seasonal characteristics of the

Company's business segments.

INTEREST EXPENSE AND OTHER INCOME, NET

     Net interest expense increased due to higher borrowing levels principally for the 1994 acquisitions and the stock buy back program.

Other assets amortization of goodwill increased due to the impact from the

1994 acquisitions.  The year-to-date amortization for Giftware in 1995 was

$1.7 million compared to $.9 million in 1994 and the amortization for

Direct Response was $.3 million in 1995 and $.3 million in 1994.  Year-to-

date other income, net last year includes a $.4 million gain on the sale of a U.S. distribution center.



     THE EFFECTIVE TAX RATE year-to-date of 46% was the same as 1994 despite international rate increases, and higher non deductible goodwill in 1995.  This was due principally to earnings mix with a lower ratio of foreign income to United States income, which has a lower rate.



FINANCIAL CONDITION

     The Company has historically satisfied its capital requirements with internally generated funds and short-term loans.  Working capital requirements have seasonal variations during the year and are generally greatest during the third quarter.

     The major sources of funds from operating activities in the first six months of 1995 were from net income, depreciation, amortization and lower inventory levels.  The major uses were increased accounts receivable which increased due to the higher sales volume and marketing programs

(particularly the expansion of the Company's Giftware program of extended accounts receivable terms on Christmas related merchandise); increased prepaid expenses from higher advertising in direct response; lower accounts payable and accrued expenses due principally to timing and the payment of year end payrolls and benefits; and lower accrued taxes due to timing of payments.  The first six months 1995 working capital increases in receivables, inventories and prepaids compared to 1994 reflect increases to support higher levels of sales.

     The major uses of cash in investing activities in the first six months of 1995 were for capital expenditures and payments related to acquisition liabilities.  Capital expenditure commitments for $15 million are forecasted for 1995.  Due to the Company's exit from the United States direct selling business, the Company has for sale four United States distribution facilities with a total appraised value of approximately $7 million.  The Company has an acquisition program, and may utilize funds for this purpose in the future.  The Italian subsidiary invests excess cash in short-term investments which change from time to time based on availability and rates.  The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

     The major uses of cash in financing activities were for dividends to shareholders and purchases of common stock.  Purchases of common stock principally included shares repurchased by the Company.  During the first six months this year, the Company repurchased 406,500 shares for

$11,711,000.  The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market,

depending on market conditions, and may utilize funds for this purpose in the future.  On June 6, 1995, the repurchase of up to 2,000,000 shares was newly authorized and, at June 30, 1995, 1,991,000 shares remained available for purchase under the program.  The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives. The major source of funds for the seasonal working capital requirements, investing activities and financing activities was an increase in borrowings, which also increased due to reduced intercompany loans which fluctuate depending on market condition rates.  Total stock options outstanding at the exercise price amounted to $86 million at June 30, 1995 and the Company could receive these funds in the future if the options are exercised.

     In August 1995 the Company entered into a five year $200 million multicurrency revolving credit agreement with various banks which can be used for working capital, investing and financing activities.  The agreement has an annual facility and agency fee as well as a margin supplement for Eurocurrency rate loans where more than one third of the commitment is utilized.  The agreement contains financial covenants that include requirements, as defined, for minimum net worth, interest coverage and maximum borrowings.  None of these covenants is expected to have an adverse effect on the Company's ability to operate in the future.  The

Company currently believes that cash from operations and available financing alternatives are adequate to meet anticipated requirements for working capital, dividends, capital expenditures, the stock repurchase program and other needs.

     Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items.  The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.  International currency fluctuations of $1,470,000 reduced the cumulative translation component which reduced the shareholders' equity decrease in the first six months of

1995.  The translation adjustments to the balance sheet that produced the

1995 change in the cumulative translation component of shareholders' equity were decreases in working capital by $802,000; increases in net property,

plant and equipment and other assets by $2,271,000; and decreases in long-

term liabilities by $1,000.  The Company depends upon its international operations to pay dividends and to make other payments to the Company. The

Company's international operations are subject to the risks of doing business abroad including currency, economic and political.

                                  STANHOME INC.

                 SALES AND OPERATING PROFIT BY BUSINESS SEGMENT

    FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                   (Unaudited)

                                 (In Thousands)

                                           Second Quarter                          First Six Months
                                   -----------------------------             ------------------------------
                                    1995           1994        Percent        1995            1994        Percent
                                   Actual         Actual       Change        Actual          Actual       Change
                                   ------         ------       -------       ------          ------       -------
Net Sales:

  Giftware                        $122,126       $ 91,027        34%        $228,081        $177,772        28%
  Direct Response                   37,019         32,794        13           68,825          58,868        17
  Direct Selling                    52,114         65,658       (21)          99,873         125,097       (20)
  Eliminations                   (   1,769)     (     887)                 (   2,420)      (   1,376)
                                  --------       --------                   --------        --------
  Total Net Sales                 $209,490       $188,592        11%        $394,359        $360,361         9%
                                  ========       ========                   ========        ========

Operating Profit:

  Giftware                        $ 19,913       $ 12,888        55%        $ 31,412        $ 23,176        36%
  Direct Response                (     852)         2,252                  (     868)          3,801
  Direct Selling                     6,586          7,973       (17)          11,335          13,288       (15)
  Corporate                      (   2,645)     (   2,279)      (16)       (   5,107)      (   4,451)      (15)
                                  --------       --------                   --------        --------
  Total Operating Profit          $ 23,002       $ 20,834        10%        $ 36,772        $ 35,814         3%
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

                              STANHOME INC.
                              (Registrant)



Date:  August 9, 1995         /s/ G. William Seawright
                              _____________________________________
                              G. William Seawright
                              President and Chief Executive Officer



Date:  August 9, 1995         /s/ Allan G. Keirstead
                              _____________________________________
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer

                               EXHIBIT INDEX

Reg. S-K
Item 601             Exhibit                            10-Q Page No.
_________            _______                            _____________

27                   Financial Data Schedule                  23



