Form 10-Q
period 1995-09-30
STANHOME INC
filed 1995-11-13
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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


                                                September 30,

                                          1995            1994
                                          ____            ____

Shares Outstanding:

      Common Stock with
      Associated Rights                18,590,589      19,240,950



Total number of pages
                                                contained herein 23

                                                Index to Exhibits is
                                                on page 22

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------
                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                 SEPTEMBER 30, 1995 and DECEMBER 31, 1994
                                (Unaudited)
                                          September 30,     December 31,
                                              1995             1994
                                              ----             ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit         $ 22,873,952     $ 19,349,839

  Marketable securities, at cost (which
    approximates market value)                   14,358            2,000

  Notes and accounts receivable, net        194,127,243      140,696,603

  Inventories                               111,391,483      116,015,060

  Prepaid advertising                        46,839,308       40,099,913

  Other prepaid expenses                     10,061,968        6,513,723
                                           ------------     ------------
     Total current assets                   385,308,312      322,677,138
                                           ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, at cost      131,310,196      125,995,626

  Less - Accumulated depreciation and
           amortization                      72,305,293       68,036,607
                                           ------------     ------------
                                             59,004,903       57,959,019
                                           ------------     ------------
OTHER ASSETS:

  Goodwill and other intangibles, net       121,819,191      121,586,984
  Other                                      10,469,706        9,899,491
                                           ------------     ------------
                                            132,288,897      131,486,475
                                           ------------     ------------
                                           $576,602,112     $512,122,632
                                           ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                 SEPTEMBER 30, 1995 and DECEMBER 31, 1994
                                (Unaudited)
                                            September 30,      December 31,
                                                1995              1994
                                                ----              ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes and loans payable                   $125,866,234      $ 39,022,890

  Accounts payable                            58,022,253        63,072,000

  Federal, state and foreign taxes
    on income                                 26,931,395        37,062,510

  Accrued expenses--
    Payroll and commissions                   18,048,653        17,423,516
    Royalties                                  9,589,899         7,974,606
    Vacation, sick and
     postretirement benefits                   8,635,958         9,435,495
    Pensions and profit sharing                7,112,812         9,055,259
    Other                                     31,900,093        37,171,244
                                            ------------      ------------
     Total current liabilities               286,107,297       220,217,520
                                            ------------      ------------
LONG-TERM LIABILITIES:
  Foreign employee severance obligations      12,280,071        13,207,097
  Pensions                                     9,988,870         9,302,239
                                            ------------      ------------
     Total long-term liabilities              22,268,941        22,509,336
                                            ------------      ------------
SHAREHOLDERS' EQUITY
  Common stock                                 3,153,530         3,153,530
  Capital in excess of par value              39,388,627        37,376,690
  Retained earnings                          377,495,105       362,946,840
  Cumulative translation adjustments       (  26,343,074)    (  27,660,727)
                                            ------------      ------------
                                             393,694,188       375,816,333
  Less - Shares held in
   treasury, at cost                         125,468,314       106,420,557
                                            ------------      ------------
     Total shareholders' equity              268,225,874       269,395,776
                                            ------------      ------------
                                            $576,602,112      $512,122,632
                                            ============      ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

      FOR THE QUARTERS ENDED SEPTEMBER 30, 1995 and 1994 (Unaudited)


                                              1995             1994
                                              ----             ----
NET SALES                                 $205,706,026     $193,255,053

COST OF SALES                               92,267,826       85,032,087
                                          ------------     ------------
GROSS PROFIT                               113,438,200      108,222,966

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                   90,037,720       86,244,463
                                          ------------     ------------
OPERATING PROFIT                            23,400,480       21,978,503
  Interest expense                       (   1,928,605)   (     209,719)
  Other income, net                      (     744,444)         936,331
                                          ------------     ------------
INCOME BEFORE INCOME TAXES                  20,727,431       22,705,115

  Income taxes                               8,859,754        9,587,971
                                          ------------     ------------
NET INCOME                                $ 11,867,677     $ 13,117,144
                                          ============     ============

EARNINGS PER COMMON SHARE,
  Primary and fully diluted                      $ .63            $ .67

















The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 and 1994 (Unaudited)

                                            1995              1994
                                            ----              ----
NET SALES                               $600,064,554      $553,616,075

COST OF SALES                            258,261,290       229,323,679
                                        ------------      ------------
GROSS PROFIT                             341,803,264       324,292,396

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                281,631,069       266,500,132
                                        ------------      ------------
OPERATING PROFIT                          60,172,195        57,792,264
  Interest expense                     (   5,207,637)    (     513,583)
  Other income, net                    (   1,340,622)        2,123,646
                                        ------------      ------------
INCOME BEFORE INCOME TAXES                53,623,936        59,402,327

  Income taxes                            24,136,822        26,543,970
                                        ------------      ------------
NET INCOME                                29,487,114        32,858,357

RETAINED EARNINGS, beginning
  of period                              362,946,840       338,753,939

  Cash dividends, $.795 per share
    in 1995 and $.765 per share
    in 1994                            (  14,938,849)    (  14,797,122)
                                        ------------      ------------
RETAINED EARNINGS, end of period        $377,495,105      $356,815,174
                                        ============      ============

EARNINGS PER COMMON SHARE:
  Primary                                      $1.56             $1.68
  Fully diluted                                $1.55             $1.67







The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 and 1994 (Unaudited)

                                                 1995           1994
                                                 ----           ----
OPERATING ACTIVITIES:
  Net cash used by operating activities      ($42,613,521)  ($12,625,636)
                                              -----------    -----------
INVESTING ACTIVITIES:
  Purchase of property, plant
   and equipment                             (  8,380,613)  (  4,503,887)
  Payments for acquisitions                  (  1,402,840)  ( 12,978,935)
  Proceeds from sale of property,
   plant and equipment                          1,274,098      2,265,461
  Other, principally marketable
   securities                                (     12,165)  ( 12,610,392)
                                              -----------    -----------
  Net cash used by investing activities      (  8,521,520)  ( 27,827,753)
                                              -----------    -----------
FINANCING ACTIVITIES:
  Cash dividends                             ( 14,938,849)  ( 14,797,122)
  Exchanges and purchases of common stock    ( 19,438,450)  (  9,534,403)
  Notes and loans payable                      86,421,953     18,411,727
  Exercise of stock options                     2,026,183      3,313,800
  Other common stock issuance                     376,447        284,131
                                              -----------    -----------
  Net cash provided/(used) by
   financing activities                        54,447,284   (  2,321,867)
                                              -----------    -----------
  Effect of exchange rate changes on
   cash and cash equivalents                      211,870        579,394
                                              -----------    -----------
  Increase/(decrease) in cash and
   cash equivalents                             3,524,113   ( 42,195,862)
  Cash and cash equivalents,
   beginning of year                           19,349,839     53,333,754
                                              -----------    -----------
  Cash and cash equivalents,
   end of quarter                             $22,873,952    $11,137,892
                                              ===========    ===========

SUPPLEMENTAL CASH FLOW DATA
  Cash paid for:
    Interest                                  $ 4,926,419    $   564,036
    Income taxes                              $34,296,980    $15,655,020

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

December 31, 1994.

1.  ACCOUNTING POLICIES:

     The Company's financial statements for the three and nine months ended

September 30, 1995 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1994 consolidated financial statements included in the Company's 1994 Annual Report on Form

10-K.  Marketable securities with maturities of three months or less are considered to be cash equivalents but there were none at September 30, 1995 and December 31, 1994.  The cash flows' cash and cash equivalents at

September 30, 1995 are equal to the cash and certificates of deposit on the

September 30, 1995 balance sheet. Notes and accounts receivable were net of allowance for doubtful accounts of $18,431,000 at September 30, 1995 and

$15,249,000 at December 31, 1994.

     The Company recognizes revenue as merchandise is turned over to the shipper.



2.  INVENTORY CLASSES:

     The major classes of inventories at September 30 and December 31 were as follows (in thousands):

                                           September 30,    December 3l,

                                               1995            1994
                                               ----            ----
     Raw materials and supplies             $  8,018        $  7,071
     Work in process                           1,166             818
     Finished goods in transit                12,790           9,949
     Finished goods                           89,418          98,177
                                            --------        --------
                                            $111,392        $116,015
                                            ========        ========
3.  OTHER INCOME, NET:

     Other income, net for the quarters and nine months ended September

30, 1995 and 1994 consists of the following (in thousands):

                                           Quarters Ended September 30

                                           ---------------------------
                                               1995             1994
                                               ----             ----
     Interest income                          $  613           $  918
     Other assets amortization               ( 1,045)         (   594)
     Other items, net                        (   313)             613
                                              ------           ------
                                             ($  745)          $  937
                                              ======           ======

                                           Nine Months Ended September 30
                                           ------------------------------
                                               1995             1994
                                               ----             ----
     Interest income                          $2,119           $2,888
     Other assets amortization               ( 3,062)         ( 1,796)
     Other items, net                        (   398)           1,032
                                              ------           ------
                                             ($1,341)          $2,124
                                              ======           ======
                                     -8-

4.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

     Earnings per common share are based on the average number of common shares outstanding and common share equivalents for the periods covered.  For the third quarters of 1995 and 1994, there were no differences in earnings per share between primary and fully diluted earnings per share computations.  There were slight differences for the nine months ended September 30, 1995 and 1994 where 18,888,161 shares for 1995 and 19,596,767 shares for 1994 were utilized as the average number of shares for the primary computations, including common share equivalents of 40,345 and 241,097 for 1995 and 1994, respectively.  For the third quarter, the average number of shares utilized in the fully diluted computation was 18,840,554 and 19,513,969 shares for 1995 and

1994, respectively.  The average number of shares utilized in the fully diluted computation for the nine months ended September 30 was

18,984,314 for 1995 and 19,618,973 for 1994.  Both 1995 fully diluted computations included common share equivalents of 136,498 and both 1994 fully diluted computations included common share equivalents of

263,303.  The lower average number of shares for the third quarter and first nine months of 1995 primarily resulted from the repurchase of shares as part of the Company's repurchase program.



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

September 30, 1995, there were no open inventory purchase agreements and deferred amounts were not material.  The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations.  The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued.  The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income.  The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees.  From time to time,

the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables.

Gains and losses are recognized or the credit or debit offsets the foreign currency payables.  As of September 30, 1995, net deferred amounts on outstanding agreements were not material and all current agreements have expiration dates in 1995.  The outstanding agreement amounts (notional value) at September 30, 1995, are as follows (in thousands):


                   Canada                 $ 6,707
                   Germany                  4,509
                   Italy                    1,561
                   France                   1,225
                   U.S.                       250
                                          -------
                   Total                  $14,252
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

$9 million and $28 million in the third quarter and first nine months of

1994, respectively, and operating losses of approximately $.8 million and

$1.9 million in the third quarter and first nine months of 1994,

respectively.  These sales represented approximately 17% of the Worldwide

Direct Selling Group's first nine months 1994 net sales and 5% of the

Company's consolidated net sales for the same period.

      The transfer of the businesses was completed in the second quarter of

1995.  In connection with this agreement, the Company closed administrative and distribution facilities in the U.S. and Puerto Rico during the first quarter of 1995.  Management believes that the total costs to exit the SHP operations, including employee severance benefits, will be offset in 1995 by a comparable amount of gains, approximately $6 million, net, primarily from the sale of SHP's distribution facilities.  The costs to exit the SHP operations have not had and are not expected to have a material adverse impact on the Company's future operating results or financial condition.

                               STANHOME INC.

             QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS



     BUSINESS SEGMENTS of the Company's operations are summarized on Page

20.  A discussion and analysis of the segments follows:



GIFTWARE

     Giftware Group sales increased for the third quarter and first nine months primarily due to unit volume growth from existing lines and from new businesses acquired in 1994.  The new businesses accounted for 10% of the third quarter 18% increase in sales and 10% of the year-to-date 24%

increase in sales.  Sales in the United States benefited from an expansion of the Company's program of extended accounts receivable terms on Christmas related merchandise.  This facilitated the shipment of Christmas related orders sooner this year versus last year.  The extended accounts receivable are not expected to have a material impact on bad debts.  Since the new businesses acquired in 1994 recorded sales in the fourth quarter of 1994 and considering the impact of the Company's expanded credit program, the rate of sales increase achieved for the first nine months is not expected to be maintained during the fourth quarter of 1995.  International results increased and, including the new businesses, international sales represented 15% of year-to-date 1995 sales compared to 10% in 1994.  The

Precious Moments line represented 46% of total year-to-date sales in 1995 and 1994.  The Cherished Teddies line represented 13% of total year-to-date sales in 1995 compared to 16% in 1994. Operating profit for the third quarter decreased as a percentage of sales compared to 1994 due to lower margins from the new businesses.  Operating profit for the first nine months increased as a percentage of sales compared to 1994, despite lower margins from the new businesses, as a result of lower percentage of selling, general and administrative expenses principally due to the favorable impact of the sales increase on fixed costs.



DIRECT RESPONSE

     Direct Response Group sales increased in the third quarter and first nine months due principally to unit volume growth in dolls and figurines.

International sales and operating losses increased for the quarter and year-

to-date.  International sales represented 10% of the first nine months sales compared to 9% in 1994.  Year-to-date total Group doll sales accounted for 32% of 1995 sales compared to 29% in 1994, while plate sales accounted for 41% of sales in 1995 compared to 55% in 1994.  All other categories of sales, which are primarily figurines, increased to 27% of sales in 1995 compared to 16% in 1994.  Market conditions for the direct response businesses for the Company's products continue to be soft and very competitive with many product offerings and ads going against weakness in consumer spending.  These conditions have significantly increased advertising expense to 52% of sales in 1995 compared to 47% in 1994 due to reduced response rates to ads, a significantly lower success rate for product introductions which have increased over 1994, and a resistance by customers to higher prices.  Additionally, product returns and bad debts on installment billing programs have increased.  Reflecting these poor market conditions combined with postage, paper and advertising rate increases, the

Group recorded an operating loss for the third quarter and first nine months. Some of the key management group have been replaced. If the market conditions do not improve, it is expected that the Group's operating performance will not improve for the balance of the year.



DIRECT SELLING

     Comparable Direct Selling results for the third quarter and first nine months excluding the United States and Puerto Rico operations, which in 1995 have been licensed to a third party, are as follows:

                                     Third Quarter

                                     -------------
                               1995       1994     % Change
                               ----       ----     --------

       Sales                 $ 33,715   $ 34,788     (  3)
       Operating profit         1,739      1,090       60


                                    First Nine Months
                                    -----------------
                               1995       1994     % Change
                               ----       ----     --------

       Sales                 $133,588   $140,762     (  5)
       Operating profit        13,074     15,474     ( 16)


     European sales for the quarter and first nine months were level with

1994,  and represented 88% of total 1995 year-to-date sales.  Operating profit, compared to 1994, increased 184% for the seasonally slow third quarter on a small base due to lower selling and marketing expenses but decreased 10% for the first nine months, and represented 90% of total year-

to-date 1995 operating profit.  For the quarter and year-to-date, sales decreased in Italy and higher year-to-date selling, general and administrative expenses in Italy reduced operating margins.  First nine months 1995 European local currency sales and operating profit translated at 1994 average exchange rates would have resulted in a 5% sales decrease and a 14% operating profit decrease.  Sales for the Mexican and Venezuelan group decreased 20% and 35%, respectively, for the third quarter and first nine months resulting primarily from the devaluation of the Mexican peso compared to 1994.  The group's third quarter and year-to-date operating profit decreased 12% and 47%, respectively, due to the peso devaluation and the resulting unfavorable economic impact.  The United States and

Puerto Rico direct selling operations in 1995 have been assumed by a third party.  The assets of these businesses, not assumed by the third party,

have been and are being disposed during 1995 and, as of September 30,

1995, amounted to $3.2 million in inventories and $1.3 million of net property plant and equipment.  The severance and other exit costs are expected to approximate $6 million, which should be offset by gains on the sale of assets of the business.


     GENERAL CORPORATE EXPENSE increased for the quarter and first nine months due to higher compensation, benefits and general expenses consistent with the Company programs.


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

Other assets amortization of goodwill increased due to the impact from the

1994 acquisitions.  The year-to-date amortization for Giftware in 1995 was

$2.6 million compared to $1.3 million in 1994 and the amortization for

Direct Response was $.5 million in 1995 and $.5 million in 1994.  Year-to-

date other income, net last year includes $1.2 million in gains on the sale of distribution centers in the U.S. and Puerto Rico.



     THE EFFECTIVE TAX RATE year-to-date of 45% was the same as 1994 despite international rate increases, and higher non deductible goodwill in 1995.  This was due principally to earnings mix with a lower ratio of foreign income to United States income, which has a lower rate.

FINANCIAL CONDITION

     The Company has historically satisfied its capital requirements with internally generated funds and short-term loans.  Working capital requirements have seasonal variations during the year and are generally greatest during the third quarter.

     The major sources of funds from operating activities in the first nine months of 1995 were from net income, depreciation, amortization and lower inventory levels.  The major uses were increased accounts receivable which increased due to the higher sales volume and marketing programs

(particularly the expansion of the Company's Giftware program of extended accounts receivable terms on Christmas related merchandise); increased prepaid expenses from higher advertising in direct response; lower accounts payable and accrued expenses due principally to timing and the payment of year end payrolls and benefits; and lower accrued taxes due to timing of payments.  The first nine months 1995 working capital increases in receivables, inventories and prepaids compared to 1994 reflect increases to support higher levels of sales.

     The major uses of cash in investing activities in the first nine months of 1995 were for capital expenditures and payments related to acquisition liabilities.  Capital expenditure commitments for $15 million are forecasted for 1995.  Due to the Company's exit from the United States direct selling business, the Company had for sale, as of September 30,

1995, four United States distribution facilities with a total appraised value of approximately $6 million, net.  One of the facilities was sold for $2.3 million, net in October.  The Company has an acquisition program,

and may utilize funds for this purpose in the future.  The Italian subsidiary invests excess cash in short-term investments which change from time to time based on availability and rates. The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

     The major uses of cash in financing activities were for dividends to shareholders and purchases of common stock.  Purchases of common stock principally included shares repurchased by the Company.  During the first nine months this year, the Company repurchased 652,017 shares for

$19,350,000.  The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market,

depending on market conditions, and may utilize funds for this purpose in the future.  On June 6, 1995, the repurchase of up to 2,000,000 shares was newly authorized and, at September 30, 1995, 1,745,000 shares remained available for purchase under the program.  The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives.  The major source of funds for the seasonal working capital requirements, investing activities and financing activities was an increase in borrowings, which also increased due to reduced intercompany loans which fluctuate depending on market condition rates.  Total stock options outstanding at the exercise price amounted to $85 million at September 30, 1995 and the

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

     Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items.  The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.  International currency fluctuations of $1,318,000 reduced the cumulative translation component which reduced the shareholders' equity decrease in the first nine months of

1995.  The translation adjustments to the balance sheet that produced the

1995 change in the cumulative translation component of shareholders' equity were decreases in working capital by $64,000; increases in net property,

plant and equipment and other assets by $1,544,000; and increases in long-

term liabilities by $162,000.  The Company depends upon its international operations to pay dividends and to make other payments to the Company. The

Company's international operations are subject to the risks of doing business abroad including currency, economic and political.





                                  STANHOME INC.

                 SALES AND OPERATING PROFIT BY BUSINESS SEGMENT

  FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (Unaudited)

                                 (In Thousands)

                                                Third Quarter                                 First Nine Months
                                       ------------------------------                 ----------------------------
---
                                        1995            1994         Percent           1995             1994         Percent
                                       Actual          Actual        Change           Actual           Actual        Change
                                       ------          ------        -------          ------           ------        -------
Net Sales:

  Giftware                            $138,150        $116,913         18%           $366,231         $294,685        24%
  Direct Response                       33,986          33,494          1             102,811           92,362        11
  Direct Selling                        33,715          43,535        (23)            133,588          168,632       (21)
  Eliminations                       (     145)      (     687)                     (   2,565)       (   2,063)
                                      --------        --------                       --------         --------
  Total Net Sales                     $205,706        $193,255          6%           $600,065         $553,616         8%
                                      ========        ========                       ========         ========

Operating Profit:

  Giftware                            $ 25,462        $ 21,851         17%           $ 56,874         $ 45,027        26%
  Direct Response                    (   1,290)          2,100                      (   2,158)           5,901
  Direct Selling                         1,739             245        610              13,074           13,533       ( 3)
  Corporate                          (   2,511)      (   2,218)       (13)          (   7,618)       (   6,669)      (14)
                                      --------        --------                       --------         --------
  Total Operating Profit              $ 23,400        $ 21,978          6%           $ 60,172         $ 57,792         4%
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

                              STANHOME INC.
                              (Registrant)



Date:  November 10, 1995      /s/ G. William Seawright
                              _____________________________________
                              G. William Seawright
                              President and Chief Executive Officer



Date:  November 10, 1995      /s/ Allan G. Keirstead
                              _____________________________________
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer

                               EXHIBIT INDEX

Reg. S-K
Item 601             Exhibit                            10-Q Page No.
_________            _______                            _____________

27                   Financial Data Schedule                  23



