Form 10-K405/A
period 1995-12-31
STANHOME INC
filed 1996-04-17
CIK 93542

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                       FORM 10-K/A (Amendment No. 1)
(Mark One)

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

                              SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April, 1996.



                              STANHOME INC.
                              (Registrant)



                              By:/s/G. William Seawright
                                 G. William Seawright
                                 President and Chief Executive Officer