Form 10-Q
period 1996-03-31
STANHOME INC
filed 1996-05-15
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1996

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


                                                March 31,

                                          1996            1995
                                          ____            ____

Shares Outstanding:

      Common Stock with
      Associated Rights                18,403,186      18,808,715



                                                Total number of pages
                                                contained herein 40

                                                Index to Exhibits is
                                                on page 19

                       PART I. FINANCIAL INFORMATION
                      ------------------------------
                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                   MARCH 31, 1996 and DECEMBER 31, 1995
                                (Unaudited)
                                               March 31,      December 31,
                                                 1996            1995
                                                 ----            ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit           $ 18,386,143    $ 23,053,926

  Notes and accounts receivable, net          155,176,985     158,572,959

  Inventories                                 122,869,950     114,294,928

  Prepaid advertising                          37,082,995      39,665,306

  Other prepaid expenses                        9,271,693       6,784,465
                                             ------------    ------------
     Total current assets                     342,787,766     342,371,584
                                             ------------    ------------


PROPERTY, PLANT AND EQUIPMENT, at cost        130,692,939     131,795,141

  Less - Accumulated depreciation and
         amortization                          70,933,379      70,947,871
                                             ------------    ------------
                                               59,759,560      60,847,270
                                             ------------    ------------


OTHER ASSETS:

    Goodwill and other intangibles, net       119,865,243     119,826,382
    Other                                      10,352,710      11,420,987
                                             ------------    ------------
                                              130,217,953     131,247,369
                                             ------------    ------------
                                             $532,765,279    $534,466,223
                                             ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                   MARCH 31, 1996 and DECEMBER 31, 1995
                                (Unaudited)
                                                March 31,       December 31,
                                                  1996             1995
                                                  ----             ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes and loans payable                     $ 91,194,441     $ 74,864,065

  Accounts payable                              52,977,804       64,880,028

  Federal, state and foreign taxes
    on income                                   30,877,123       28,758,277

  Accrued expenses--
    Payroll and commissions                      8,516,247       13,658,026
    Royalties                                    7,879,132        8,587,986
    Vacation, sick and postretirement
      benefits                                   7,726,399        6,979,623
    Pensions and profit sharing                  5,355,379        8,610,616
    Other                                       36,773,513       36,106,020
                                              ------------     ------------
     Total current liabilities                 241,300,038      242,444,641
                                              ------------     ------------

LONG-TERM LIABILITIES:
  Foreign employee severance obligations        12,330,670       12,482,097
  Postretirement benefits                       12,335,857       12,749,258
                                              ------------     ------------
     Total long-term liabilities                24,666,527       25,231,355
                                              ------------     ------------
SHAREHOLDERS' EQUITY:
  Common stock                                   3,153,530        3,153,530
  Capital in excess of par value                44,419,723       43,098,856

  Retained earnings                            384,204,976      385,008,394

  Cumulative translation adjustments         (  28,219,302)   (  27,409,482)
                                              ------------     ------------
                                               403,558,927      403,851,298
  Less - Shares held in treasury, at cost      136,760,213      137,061,071
                                              ------------     ------------
     Total shareholders' equity                266,798,714      266,790,227
                                              ------------     ------------
                                              $532,765,279     $534,466,223
                                              ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

      FOR THE THREE MONTHS ENDED MARCH 31, 1996 and 1995 (Unaudited)

                                              1996             1995
                                              ----             ----
NET SALES                                 $183,039,727     $184,869,162

COST OF SALES                               78,092,565       77,425,988
                                          ------------     ------------
GROSS PROFIT                               104,947,162      107,443,174

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                   94,552,037       93,673,069
                                          ------------     ------------
OPERATING PROFIT                            10,395,125       13,770,105
  Interest expense                       (   1,846,058)   (   1,342,297)
  Other expense, net                     (     799,725)   (     157,467)
                                          ------------     ------------
INCOME BEFORE INCOME TAXES                   7,749,342       12,270,341

  Income taxes                               3,679,010        5,820,000
                                          ------------     ------------
NET INCOME                                   4,070,332        6,450,341

RETAINED EARNINGS, beginning of
  period                                   385,008,394      362,946,840

  Cash dividends, $.265 per share in
    1996 and 1995                        (   4,873,750)   (   5,028,695)
                                          ------------     ------------
RETAINED EARNINGS, end of period          $384,204,976     $364,368,486
                                          ============     ============

EARNINGS PER COMMON SHARE:
  Primary and fully diluted                      $ .22            $ .34
                                                 =====            =====








The accompanying notes are an integral part of these condensed financial statements.

                                    STANHOME INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

           FOR THE THREE MONTHS ENDED MARCH 31, 1996 and 1995 (Unaudited)

                                                   1996            1995
                                                   ----            ----
OPERATING ACTIVITIES:
  Net cash used by operating activities        ($16,555,248)   ($16,375,129)
                                                -----------     -----------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment    (  2,046,210)   (  3,142,870)
  Proceeds from sales of property, plant and
   equipment                                      2,304,153         500,339
  Payments for acquisition of businesses,
   net of cash acquired                        (  1,200,000)   (    208,042)
  Other, principally marketable securities                -    (    416,052)
                                                -----------     -----------
  Net cash used by investing activities        (    942,057)   (  3,266,625)
                                                -----------     -----------
FINANCING ACTIVITIES:
  Cash dividends                               (  4,873,750)   (  5,028,695)
  Exchanges and purchases of common stock                 -    ( 10,301,359)
  Notes and loans payable                        16,044,359      46,537,740
  Exercise of stock options                       1,429,364         265,299
  Other common stock issuance                       192,361         239,185
                                                -----------     -----------
  Net cash provided by financing activities      12,792,334      31,712,170
                                                -----------     -----------
  Effect of exchange rate changes on cash
   and cash equivalents                              37,188          44,638
                                                -----------     -----------
  Increase/(decrease) in cash and
   cash equivalents                            (  4,667,783)     12,115,054
  Cash and cash equivalents,
   beginning of year                             23,051,926      19,349,839
                                                -----------     -----------
  Cash and cash equivalents, end of quarter     $18,384,143     $31,464,893
                                                ===========     ===========
SUPPLEMENTAL CASH FLOW DATA
  Cash paid for:
    Interest                                    $ 1,238,572     $   763,854
    Income taxes                                $ 1,608,128     $12,558,705

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     The consolidated condensed financial statements and related notes included herein have been prepared by the Company, without audit except for the December 31, 1995 condensed balance sheet, which was derived from the

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

December 31, 1995.

1.  ACCOUNTING POLICIES:

     The Company's financial statements for the three months ended March

31, 1996 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1995 consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K.  The

Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Notes and accounts receivable were net of reserves for uncollectible accounts, returns and allowances of $20,903,000 at March 31,

1996 and $20,741,000 at December 31, 1995.

     The Company recognizes revenue as merchandise is turned over to the shipper and a provision for anticipated merchandise returns and allowances is recorded based upon historical experience.  Amounts billed to customers for shipping and handling orders are netted against the associated costs.

2.  INVENTORY CLASSES:

     The major classes of inventories at March and December 3l were as follows (in thousands):


                                                March 31,  December 31,
                                                  1996        1995
                                                  ----        ----
     Raw materials and supplies                $  7,358    $  7,312
     Work in process                                693       1,237
     Finished goods in transit                   14,372      16,215
     Finished goods                             100,447      89,531
                                               --------    --------
                                               $122,870    $114,295
                                               ========    ========
3.  OTHER EXPENSE, NET:

     Other expense, net for the three months ended March 31, 1996 and 1995 consists of the following (in thousands):

                                                  1996       1995
                                                  ----       ----
     Interest income                             $  493     $  745
     Amortization of other assets               ( 1,153)   ( 1,009)
     Other, net                                 (   140)       106
                                                 ------     ------
                                                ($  800)   ($  158)
                                                 ======     ======

4.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

     Earnings per common share are based on the average number of common shares outstanding and common share equivalents for the period covered.

For both years, there was no difference in earnings per share between primary and fully diluted earnings per share computations.  For the first quarter fully diluted computation, the average number of shares utilized was 18,479,861 and 19,033,574 shares for 1996 and 1995, respectively,

including common share equivalents of 122,818 in 1996 and 19,174 in 1995.

The lower average number of shares for 1996 primarily resulted from the repurchase of shares in the latter part of 1995 as part of the Company's repurchase program.



5.  FINANCIAL INSTRUMENTS:

       The Company enters into various short-term foreign exchange agreements during the year, all of which are held for purposes other than trading.  The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates.  The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases.  Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold.  At March 31, 1996, there were no open inventory purchase agreements and deferred amounts were not material.  The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations.  The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued.  The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income.  All of the outstanding agreements as of March 31, 1996 are to hedge intercompany loans.  The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees.  From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables.  Gains and losses are recognized or the credit or debit offsets the foreign currency payables.  As of March 31, 1996, net deferred amounts on outstanding agreements were not material.  The outstanding agreement amounts (notional value) at March 31, 1996, are as follows (in thousands):



                   Canada                 $ 6,621
                   Germany                  4,070
                   U.S.                       875
                                          -------
                   Total                  $11,566
                                          =======

                               STANHOME INC.

                     THREE MONTHS ENDED MARCH 31, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS



     BUSINESS SEGMENTS of the Company's operations are summarized on Page

16.  A discussion and analysis of the segments follows:



GIFTWARE

     Giftware Group sales decreased 6% in the first quarter from lower sales in the United States and in international markets due principally to soft retail environments.  International sales represented 16% of total

1996 first quarter sales compared to 17% in 1995.  The Precious Moments line represented 42% of total 1996 sales compared to 48% in 1995 and the

Cherished Teddies line represented 16% of total sales in 1996 compared to

13% in 1995.  Operating profit as a percentage of sales was 8% in 1996 compared to 10.9% in 1995.  The decrease was due to higher cost of sales

(approximately 2%) from an unfavorable product mix with less sales of collectible lines and to a higher percentage of selling, general and administrative expenses resulting from the impact of lower sales on fixed expenses.



DIRECT RESPONSE

     Direct Response Group sales increased 15%, in a very competitive market, due to unit volume growth from increased product offerings primarily in the figural categories.  Doll sales decreased to 19% of 1996 sales compared to 31% in 1995 and plate sales decreased to 36% of 1996 sales compared to 48% in 1995. International sales decreased and operating losses increased.  International sales represented 7% of total 1996 first quarter Group sales compared to 10% in 1995.  The Precious Moments line represented 13% of 1996 sales compared to 10% in 1995 and the Cherished

Teddies line represented 12% of 1996 sales compared to 13% in 1995.

Operating profit improved to 1.9% of sales compared to a slight loss in

1995 due principally to a lower percentage of advertising expense to sales in 1996 of 47% compared to 51% in 1995.  The lower advertising percent benefited from a more favorable product mix and a higher percentage of sales from existing customer lists.  Partially offsetting the improved advertising ratio was a higher cost of sales due to product mix and a higher level of selling, general and administrative expenses.



DIRECT SELLING

     European sales for the first quarter increased 1% and represented 90%

of total 1996 Direct Selling sales.  European operating profit increased

3% and represented 98% of total 1996 Direct Selling operating profit.

Operating profit benefited from a lower cost of sales due to a more favorable product mix.  The Italian government has introduced new social benefit taxes that are planned to become effective during the second quarter of 1996.  This additional tax burden is expected to unfavorably impact the Italian subsidiary's independent Dealer force and its ability to recruit and retain Dealers.  European local currency sales and operating profit translated at 1995 average exchange rates would have resulted in a 3% sales decrease and a 2% operating profit decrease.  Sales in the first quarter for the Mexican and Venezuelan Group decreased 7% and operating profit decreased 81% due to the Mexican peso and Venezuelan bolivar currency devaluations and the resulting unfavorable local economic impacts.



     UNALLOCATED EXPENSES increased in the first quarter due to higher compensation, benefits and general expenses consistent with the

Company's programs.  Unallocated expenses are corporate expenses and other items not directly related to the operations of the Groups.


INTERNATIONAL ECONOMIES AND CURRENCY

     The Latin American operations in Mexico and Venezuela have experienced highly inflationary economies with rapidly changing prices in local currencies.  These conditions, with the resulting adverse impact on local economies, have made it difficult for operations in these locations to achieve adequate operating margins.  In addition, the strengthening of the dollar versus Latin American currencies has resulted in lower U.S. dollar results for these operations.  European operations were favorably impacted by higher currency translation rates in 1996 compared to 1995.  The value of the U.S. dollar versus international currencies where the Company conducts business will continue to impact the future results of these businesses.  In addition to the currency risks, the Company's international operations, including sources of imported products, are subject to other risks of doing business abroad, including import or export restrictions and changes in economic and political climates.

     The fluctuations in net sales and operating profit margins from quarter to quarter are partially due to the seasonal characteristics of the

Company's business segments.

INTEREST EXPENSE AND OTHER INCOME, NET

     Interest expense increased due to higher interest rates and borrowing levels.  Notes and loans payable going into 1996 were approximately $35.9 million higher than at the start of 1995.  Other assets amortization of goodwill increased due to the continuing impact from the 1994 acquisitions.  The amortization for Giftware in 1996 was $1.0 million compared to $.8 million in 1995 and the amortization for Direct Response was $.2 million in 1996 and $.2 million in 1995.



     THE EFFECTIVE TAX RATE of 47% was the same as 1995 despite higher non deductible goodwill in 1996.  This was due principally to earnings mix with a lower ratio of foreign income to United States income, which has a lower rate.



FINANCIAL CONDITION

     The Company has historically satisfied its capital requirements with internally generated funds and short-term loans.  Working capital requirements have seasonal variations during the year and are generally greatest during the third quarter.

     The major sources of funds from operating activities in the first quarter of 1996 were from net income, depreciation, amortization, lower net accounts receivable (from lower sales) and prepaid expense (from less spending in the media) and higher accrued tax levels (due to timing of payments).  The major uses were increased inventories from lower sales and lower accounts payable and accrued expenses due principally to lower sales and to timing and the payment of year end payrolls and benefits.  The first quarter 1996 increases in receivables and inventories compared to the first quarter of 1995 reflect timing differences and increases to support higher levels of sales.

     The major use of cash in investing activities in the first quarter of

1996 was for capital expenditures and the acquisition of a small French giftware company.  The acquisition was accounted for using the purchase method with basically all of the purchase pricing allocated to goodwill.

The Company has an acquisition program, and may utilize funds for this purpose in the future.  Capital expenditure commitments for $19 million are forecasted for 1996.  Proceeds from the sale of property, plant and equipment was primarily from the sale of a distribution center in

Charlotte, North Carolina.  As of March 31, 1996, two other distribution centers in the United States with a book value of $622 thousand remain to be sold.  The Italian subsidiary invests excess cash in short-term investments which change from time to time based on availability and rates.  The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

     The major use of cash in financing activities in the first quarter of

1996 was for dividends to shareholders.  The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market, depending on market conditions, and may utilize funds for this purpose in the future.  As of March 31, 1996, 1.3 million shares remained available for purchase under the program.  The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives.  The major source of funds from financing activities was from higher seasonal borrowings. Total stock options outstanding at the exercise price amounted to $77 million at March 31, 1996 and the Company could receive these funds in the future if the options are exercised.

     Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items.  The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.  International currency fluctuations of $810,000 increased the cumulative translation component which reduced the shareholders' equity increase in the first three months of 1996.  The translation adjustments to the March 31, 1996 balance sheet that produced the 1996 change in the cumulative translation component of shareholders' equity were increases in working capital by $520,000;

decreases in net property, plant and equipment and other assets by

$1,156,000; and increases in long-term liabilities by $174,000.  The

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

                               STANHOME INC.

              SALES AND OPERATING PROFIT BY BUSINESS SEGMENT


   FOR THE FIRST THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (Unaudited)
                              (In Thousands)


                                    1996           1995       Percent
                                   Actual         Actual      Change
                                   ------         ------      -------
Net Sales:

  Giftware                        $ 99,612       $105,955      ( 6%)
  Direct Response                   36,687         31,806       15
  Direct Selling                    47,648         47,759        -
  Eliminations                   (     907)     (     651)
                                  --------       --------
  Total Net Sales                 $183,040       $184,869      ( 1%)
                                  ========       ========


Operating Profit:

  Giftware                        $  8,010       $ 11,499      (30%)
  Direct Response                      707      (      16)
  Direct Selling                     4,503          4,749      ( 5)
  Unallocated Expense            (   2,825)     (   2,462)     (15)
                                  --------       --------
  Total Operating Profit          $ 10,395       $ 13,770      (25%)
                                  ========       ========

                        PART II.  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   The Annual Meeting of Stockholders was held on April 25, 1996.

      (c) The first matter voted upon at the meeting was the election of Directors. The members of Class I were standing for election to a three-year term expiring at the Annual Meeting in 1999. Upon motion duly made and seconded, it was voted to elect Judith R. Haberkorn, Thomas R. Horton, and H. L. Tower as Class I Directors for a three-year term expiring at the Annual Meeting in 1999 and until their successors are elected and qualified. The votes for each of the candidates were reported as follows:

                  Judith R. Haberkorn     For:              14,573,141

                                          Withheld:            267,177

                  Thomas R. Horton        For:              14,550,018

                                          Withheld:            290,300

                  H. L. Tower             For:              14,385,991

                                          Withheld:            454,327

            The second matter voted upon at the meeting was the ratification of the Board's appointment of Arthur Andersen LLP as independent accountants for 1996. Upon motion duly made and seconded, it was voted that the appointment by the Board of Directors at its March 6, 1996 meeting of Arthur Andersen LLP, independent certified public accountants, as independent accountants for the Company for its fiscal year ending December 31, 1996 be ratified and approved. The votes for the independent accountants were reported as follows:

                  Arthur Andersen LLP     For:              14,709,111

                                          Against:              62,186

                                          Abstain:              69,021

            The third matter voted upon at the meeting was the approval of the Stanhome Inc. 1996 Stock Option Plan. Upon motion duly made and seconded, it was voted that the 1996 Stock Option Plan adopted by the Board of Directors at its January 24, 1996 meeting be approved. The votes for the approval of the 1996 Stock Option Plan were reported as follows:

                  1996 Stock Option Plan  For:               8,850,285

                                          Against:           4,197,367

                                          Abstain:             859,481

ITEM 5.     OTHER INFORMATION

            In connection with the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying some of the important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)         Exhibits

       - Stanhome Supplemental Investment Savings Plan, as amended and restated through April 23, 1996

       -          1996 Stock Option Plan

       - John J. Dur Severance Arrangement, as amended and restated through May 7, 1996

       -          Financial Data Schedule

       - Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

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

                              STANHOME INC.
                              (Registrant)



Date:  May 14, 1996           /s/G. William Seawright
                              _____________________________________
                              G. William Seawright
                              President and Chief Executive Officer



Date:  May 14, 1996           /s/Allan G. Keirstead
                              _____________________________________
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer

                               EXHIBIT INDEX

Reg. S-K
Item 601             Exhibit                            10-Q Page No.
_________            _______                            _____________
10(a)                Stanhome Supplemental Investment         20
                     Savings Plan, as amended and restated
                     through April 23, 1996

10(b)                1996 Stock Option Plan                   31

10(c)                John J. Dur Severance Arrangement,       38
                     as amended and restated through
                     May 7, 1996

27                   Financial Data Schedule                  39

99                   Cautionary Statement for Purposes        40
                     of the "Safe Harbor" Provisions
                     of the Private Securities Litigation
                     Reform Act of 1995

