Form 10-Q
period 1996-06-30
STANHOME INC
filed 1996-08-13
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to _________.

                       Commission File Number 0-1349

                               Stanhome Inc.
___________________________________________________________________________
          (Exact name of registrant as specified in its charter)


            Massachusetts                                04-1864170
____________________________________                ______________________
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


333 Western Avenue, Westfield, Massachusetts                01085
___________________________________________________________________________
    (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:         413-562-3631
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


                                                June 30,

                                          1996            1995
                                          ____            ____

Shares Outstanding:

      Common Stock with
      Associated Rights                17,898,467      18,791,638



                                                Total number of pages
                                                contained herein 28

                                                Index to Exhibits is
                                                on page 20

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------
                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    JUNE 30, 1996 and DECEMBER 31, 1995
                                (Unaudited)

                                             June 30,     December 31,
                                               1996           1995
                                               ----           ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit        $ 20,477,816    $ 23,053,926

  Notes and accounts receivable, net       195,200,578     158,572,959

  Inventories                              120,726,325     114,294,928

  Prepaid advertising                       35,089,298      39,665,306

  Other prepaid expenses                    10,229,615       6,784,465
                                          ------------    ------------
     Total current assets                  381,723,632     342,371,584
                                          ------------    ------------



PROPERTY, PLANT AND EQUIPMENT, at cost     132,359,252     131,795,141

  Less - Accumulated depreciation and
         amortization                       73,494,942      70,947,871
                                          ------------    ------------
                                            58,864,310      60,847,270
                                          ------------    ------------



OTHER ASSETS:

  Goodwill and other intangibles, net      120,773,283     119,826,382
  Other                                     13,063,529      11,420,987
                                          ------------    ------------
                                           133,836,812     131,247,369
                                          ------------    ------------
                                          $574,424,754    $534,466,223
                                          ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    JUNE 30, 1996 and DECEMBER 31, 1995
                                (Unaudited)

                                                June 30,      December 31,
                                                  1996            1995
                                                  ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes and loans payable                    $125,957,176     $ 74,864,065

  Accounts payable                             57,832,607       64,880,028

  Federal, state and foreign taxes
    on income                                  32,077,104       28,758,277

  Accrued expenses--
    Payroll and commissions                    12,951,138       13,658,026
    Royalties                                   9,987,908        8,587,986
    Vacation, sick and postretirement
      benefits                                  7,824,678        6,979,623
    Pensions and profit sharing                 6,046,753        8,610,616
    Other                                      38,480,062       36,106,020
                                             ------------     ------------
     Total current liabilities                291,157,426      242,444,641
                                             ------------     ------------
LONG-TERM LIABILITIES:
  Foreign employee severance obligations       12,707,192       12,482,097
  Postretirement benefits                      12,789,255       12,749,258
                                             ------------     ------------
     Total long-term liabilities               25,496,447       25,231,355
                                             ------------     ------------
SHAREHOLDERS' EQUITY:
  Common stock                                  3,153,530        3,153,530
  Capital in excess of par value               44,705,463       43,098,856

  Retained earnings                           390,412,975      385,008,394

  Cumulative translation adjustments        (  28,612,995)   (  27,409,482)
                                             ------------     ------------
                                              409,658,973      403,851,298
  Less - Shares held in treasury, at cost     151,888,092      137,061,071
                                             ------------     ------------
     Total shareholders' equity               257,770,881      266,790,227
                                             ------------     ------------
                                             $574,424,754     $534,466,223
                                             ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

         FOR THE QUARTERS ENDED JUNE 30, 1996 and 1995 (Unaudited)


                                              1996            1995
                                              ----            ----
NET SALES                                 $217,724,172    $209,489,366

COST OF SALES                               95,095,791      88,567,476
                                          ------------    ------------
GROSS PROFIT                               122,628,381     120,921,890

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                  100,008,670      97,920,280
                                          ------------    ------------

OPERATING PROFIT                            22,619,711      23,001,610
  Interest expense                       (   2,105,054)  (   1,936,735)
  Other expense, net                     (     783,212)  (     438,711)
                                          ------------    ------------
INCOME BEFORE INCOME TAXES                  19,731,445      20,626,164

  Income taxes                               8,780,493       9,457,068
                                          ------------    ------------
NET INCOME                                $ 10,950,952    $ 11,169,096
                                          ============    ============

EARNINGS PER COMMON SHARE,
  primary and fully diluted                      $ .60           $ .59
                                                 =====           =====
















The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE SIX MONTHS ENDED JUNE 30, 1996 and 1995 (Unaudited)

                                                1996            1995
                                                ----            ----
NET SALES                                   $400,763,899    $394,358,528

COST OF SALES                                173,188,356     165,993,464
                                            ------------    ------------
GROSS PROFIT                                 227,575,543     228,365,064

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                    194,560,707     191,593,349
                                            ------------    ------------
OPERATING PROFIT                              33,014,836      36,771,715
  Interest expense                         (   3,951,112)  (   3,279,032)
  Other expense, net                       (   1,582,937)  (     596,178)
                                            ------------    ------------
INCOME BEFORE INCOME TAXES                    27,480,787      32,896,505

  Income taxes                                12,459,503      15,277,068
                                            ------------    ------------
NET INCOME                                    15,021,284      17,619,437


RETAINED EARNINGS, beginning of
  period                                     385,008,394     362,946,840

  Cash dividends, $.53 per share in
    1996 and 1995                          (   9,616,703)  (  10,004,986)
                                            ------------    ------------
RETAINED EARNINGS, end of period            $390,412,975    $370,561,291
                                            ============    ============

EARNINGS PER COMMON SHARE:
  Primary and fully diluted                        $ .82           $ .93
                                                   =====           =====












The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

        FOR THE SIX MONTHS ENDED JUNE 30, 1996 and 1995 (Unaudited)

                                                 1996           1995
                                                 ----           ----
OPERATING ACTIVITIES:
  Net cash used by
   operating activities                      ($25,884,695)  ($18,802,821)
                                              -----------    -----------
INVESTING ACTIVITIES:
  Purchase of property, plant
   and equipment                             (  3,910,264)  (  5,294,924)
  Payments for acquisition of businesses,
   net of cash acquired                      (  1,484,383)  (  1,429,057)
  Proceeds from sales of property,
   plant and equipment                          2,574,793        741,402
  Other, principally marketable
   securities                                           -        114,243
                                              -----------    -----------
  Net cash used by investing activities      (  2,819,854)  (  5,868,336)
                                              -----------    -----------
FINANCING ACTIVITIES:
  Cash dividends                             (  9,616,703)  ( 10,004,986)
  Exchanges and purchases of common stock    ( 15,178,033)  ( 11,800,149)
  Notes and loans payable                      49,650,150     65,075,904
  Exercise of stock options                     1,690,544        805,307
  Other common stock issuance                     267,075        342,512
                                              -----------    -----------
  Net cash provided by
   financing activities                        26,813,033     44,418,588
                                              -----------    -----------
  Effect of exchange rate changes on
   cash and cash equivalents                 (    684,594)       391,717
                                              -----------    -----------
  Increase/(decrease) in cash and
   cash equivalents                          (  2,576,110)    20,139,148
  Cash and cash equivalents,
   beginning of year                           23,051,926     19,349,839
                                              -----------    -----------
  Cash and cash equivalents,
   end of quarter                             $20,475,816    $39,488,987
                                              ===========    ===========

SUPPLEMENTAL CASH FLOW DATA
  Cash paid for:
    Interest                                  $ 2,760,982    $ 2,646,470
    Income taxes                              $ 9,237,855    $23,768,333


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

December 31, 1995.



1.  ACCOUNTING POLICIES:

     The Company's financial statements for the three and six months ended

June 30, 1996 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1995 consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K.  The

Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Notes and accounts receivable were net of reserves for uncollectible accounts, returns and allowances of $23,124,000 at June 30,

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

                                                 June 30,    December 3l,
                                                   1996          1995
                                                   ----          ----

     Raw materials and supplies                 $  7,546      $  7,312
     Work in process                               1,258         1,237
     Finished goods in transit                    14,805        16,215
     Finished goods                               97,117        89,531
                                                --------      --------
                                                $120,726      $114,295
                                                ========      ========
3.  OTHER EXPENSE, NET:

     Other expense, net for the quarters and six months ended June 30,

1996 and 1995 consists of the following (in thousands):


                                                 Quarters Ended June 30
                                                 ----------------------
                                                   1996         1995
                                                   ----         ----
     Interest income                              $  733       $  761
     Other assets amortization                   ( 1,200)     ( 1,008)
     Other items, net                            (   316)     (   191)
                                                  ------       ------
                                                 ($  783)     ($  438)
                                                  ======       ======

                                                Six Months Ended June 30
                                                ------------------------
                                                   1996         1995
                                                   ----         ----
     Interest income                              $1,226       $1,506
     Other assets amortization                   ( 2,353)     ( 2,017)
     Other items, net                            (   456)     (    85)
                                                  ------       ------
                                                 ($1,583)     ($  596)
                                                  ======       ======

4.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

     Earnings per common share are based on the average number of common shares outstanding and common share equivalents for the periods covered.

For both years, there was no difference in earnings per share between primary and fully diluted earnings per share computations.  For the second quarter, the average number of shares utilized in the fully diluted computation was 18,218,514 and 18,913,987 shares for 1996 and 1995,

respectively.  The average number of shares utilized in the fully diluted computation for the six months ended June 30 was 18,299,763 for 1996 and

19,034,754 for 1995.  Both 1996 computations included common share equivalents of 66,434 and both 1995 computations included common share equivalents of 112,814.  The lower average number of shares for the second quarter and first six months of 1996 primarily resulted from the repurchase of shares as part of the Company's repurchase program.

5.  FINANCIAL INSTRUMENTS:

     The Company enters into various short-term foreign exchange agreements during the year, all of which are held for purposes other than trading.  The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates.  The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases.  Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold.  At June 30, 1996, there were no open inventory purchase agreements and deferred amounts were not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations.  The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued.  The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other expense.  All of the outstanding agreements as of

June 30, 1996 are to hedge intercompany loans.  The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees.  From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables.  Gains and losses are recognized or the credit or debit offsets the foreign currency payables.  As of June

30, 1996, net deferred amounts on outstanding agreements were not material.

The outstanding agreement amounts (notional value) at June 30, 1996, are as follows (in thousands):


                   Canada                 $ 6,602
                   Germany                  3,938
                   U.S.                     1,900
                                          -------
                   Total                  $12,440
                                          =======

                               STANHOME INC.

                QUARTER AND SIX MONTHS ENDED JUNE 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS



     BUSINESS SEGMENTS of the Company's operations are summarized on Page

18.  A discussion and analysis of the segments follows:



GIFTWARE

     Giftware Group sales increased 7% for the second quarter and 1% for the first six months primarily due to unit volume growth in the United

States from existing lines.  International sales decreased slightly and represented 15% of year-to-date sales in both 1996 and 1995.  Year-to-date

1996 sales of the Precious Moments line represented 44% of total sales compared to 48% in 1995 and the Cherished Teddies line represented 17% of year-to-date sales in 1996 compared to 10% in 1995.  Operating profit for the first six months as a percentage of sales was 12.7% in 1996 compared to

13.8% in 1995.  The decrease was due to higher cost of sales (approximately

 .7%) from an unfavorable product mix and to a higher percentage of selling,

general and administrative expenses.  Most of the operating profit decrease was from international markets.  Operating profit in the United States was down approximately 1%.



DIRECT RESPONSE

     Direct Response Group sales decreased 5% in the second quarter but were 4% higher for the six months due to unit volume growth from increased product offerings primarily in the figural categories. Year-to-date doll sales decreased to 19% of 1996 sales compared to 33% in 1995 and plate sales decreased to 35% of sales in 1996 compared to 43% in 1995.  The

Precious Moments line represented 10% of year-to-date 1996 sales compared to 11% in 1995 and the Cherished Teddies line represented 10% of year-to-

date sales in both 1996 and 1995.  International sales decreased and operating losses increased for the quarter and year-to-date.  International sales represented 9% of the first six months sales compared to 10% in 1995.

Market conditions for the direct response businesses for the Company's products continue to be soft and very competitive with many product offerings and ads going against weakness in consumer spending.  Operating losses increased for the second quarter and first six months.  For the first six months, cost of sales as a percentage of sales increased 2.9% due to product mix and higher product returns.  For the first six months, total selling, general and administrative expenses decreased as a percentage of sales due to a lower percentage of advertising (47% of sales in 1996 versus

51% in 1995) due to product sales mix and a higher percentage of sales from existing customer lists.  Partially offsetting the improved advertising ratio was a higher level of selling, general and administrative expenses,

including higher bad debts and approximately $460 thousand of expense during the second quarter for new market testing.



DIRECT SELLING

     Total Direct Selling sales for the quarter and first six months were about level with 1995.  Operating profit decreased for the quarter and first six months of 1996.  Operating profit for the first six months as a percentage of sales was 10.0% in 1996 compared to 11.3% in 1995.  The decrease was due to higher cost of sales (approximately .5%) from product mix and a higher percentage of selling, general and administrative expenses.

     European sales decreased 3% and 1% for the quarter and first six months, respectively, and represented 87% of total 1996 sales for the quarter and 88% for the year-to-date.  Operating profit decreased 27% for the second quarter and 17% for the first six months, and represented 82%

of total 1996 operating profit for the quarter and 88% for the year-to-

date.  Operating profit for the first six months as a percentage of sales for Europe was down 1.7% compared to 1995.  The decrease was due to higher levels of selling, general and administrative expense principally in Italy and the impact of full six month expenses of the European headquarters.

The Italian government has introduced new social benefit taxes that have become effective during the second quarter of 1996.  This additional tax burden has unfavorably impacted the Italian subsidiary's independent

Dealer force and its ability to recruit and retain Dealers.  First six months 1996 European local currency sales and operating profit translated at 1995 average exchange rates would have resulted in a 3% sales decrease and a 17% operating profit decrease.  Sales for the Mexican and Venezuelan group increased 33% and 13%, respectively, for the second quarter and first six months resulting from improvement in Mexico.  The group's second quarter and year-to-date operating profit increased substantially from a low base and benefited from higher sales in Mexico.



     UNALLOCATED EXPENSES increased in the first six months due to higher compensation, benefits and general expenses consistent with the Company programs.  Unallocated expenses are corporate expenses and other items not directly related to the operations of the Groups.

INTERNATIONAL ECONOMIES AND CURRENCY

     The Latin American operations in Mexico and Venezuela have experienced highly inflationary economies with rapidly changing prices in local currencies.  These conditions, with the resulting adverse impact on local economies, have made it difficult for operations in these locations to achieve adequate operating margins.  In addition, the strengthening of the dollar versus Latin American currencies has resulted in lower U.S. dollar results for these operations.  European operations were not materially impacted by currency translation rates in 1996 compared to 1995.  The value of the U.S. dollar versus international currencies where the Company conducts business will continue to impact the future results of these businesses.  In addition to the currency risks, the Company's international operations, including sources of imported products, are subject to other risks of doing business abroad, including import or export restrictions and changes in economic and political climates.

     The fluctuations in net sales and operating profit margins from quarter to quarter are partially due to the seasonal characteristics of the

Company's business segments.



INTEREST EXPENSE AND OTHER EXPENSE, NET

     Interest expense increased due to higher interest rates and higher borrowing levels for general working capital and for stock buy backs.

Notes and loans payable going into 1996 were approximately $35.9 million higher than at the start of 1995.  Other assets amortization of goodwill increased due to the continuing impact from the 1994 acquisitions.  The amortization for Giftware in 1996 was $2.0 million compared to $1.7 million in 1995 and the amortization for Direct Response was $.3 million in 1996 and $.3 million in 1995.

     THE EFFECTIVE TAX RATE of 45% was lower than the 46% in 1995 despite higher non deductible goodwill in 1996.  This was due principally to earnings mix with a lower ratio of foreign income to United States income,

which has a lower rate.



FINANCIAL CONDITION

     The Company has historically satisfied its capital requirements with internally generated funds and short-term loans.  Working capital requirements have seasonal variations during the year and are generally greatest during the third quarter.

     The major sources of funds from operating activities in the first six months of 1996 were from net income, depreciation, amortization, lower prepaid expense (from less spending in the media) and higher accrued tax levels (due to timing of payments).  Prepaid expenses are down from June of last year due principally to less media spending in 1996 by the Direct

Response Group since the focus for sales generation has been toward existing customers.  The major uses of funds were increased accounts receivable which increased due to the higher sales volume, timing of sales in the quarter and marketing programs, particularly in Giftware; increased inventories to support the higher sales volume and from lower sales of in-

stock goods; increased other assets reflecting higher levels of funded retirement benefits; and lower accounts payable and accrued expenses due principally to timing and the payment of year end payrolls and benefits.

The June 30, 1996 increase in net accounts receivable compared to 1995 was due to the timing of sales during the second quarter, more customers with extended credit terms and higher sales volume.  The increase in inventories in 1996 compared to 1995 was due to increases to support higher levels of sales, lower sales of in-stock goods for the Giftware

Group and higher inventories in the Direct Response Group to provide customers with quicker fulfillment of orders.

     The major uses of cash in investing activities in the first six months of 1996 were for capital expenditures and the acquisition of a small French giftware company.  The acquisition was accounted for using the purchase method with basically all of the purchase pricing allocated to goodwill.  The Company has an acquisition program, and may utilize funds for this purpose in the future.  Capital expenditure commitments for

$17 million are forecasted for 1996.  Proceeds from the sale of property,

plant and equipment was primarily from the sale of a distribution center in Charlotte, North Carolina.  As of June 30, 1996, two other distribution centers in the United States with a book value of $622 thousand remain to be sold.  The Italian subsidiary invests excess cash in short-term investments which change from time to time based on availability and rates.  The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

     The major uses of cash in financing activities in the first six months of 1996 were for dividends to shareholders and purchases of common stock.  Purchases of common stock principally included shares repurchased by the Company.  During the first six months this year, the Company repurchased 515 thousand shares for $15.2 million.  The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market, depending on market conditions, and may utilize funds for this purpose in the future.  As of June 30, 1996,

 .8 million shares remained available for purchase under the program.  The

Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives.  The major source of funds from financing activities was from higher seasonal borrowings.  Total stock options outstanding at the exercise price amounted to $87 million at June 30, 1996 and the Company could receive these funds in the future if the options are exercised.

     Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items.  The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.  International currency fluctuations of $1,204,000 increased the cumulative translation component which contributed to the shareholders' equity decrease in the first six months of 1996.  The translation adjustments to the June 30, 1996 balance sheet that produced the 1996 change in the cumulative translation component of shareholders' equity were decreases in working capital by $885,000;

increases in net property, plant and equipment and other assets by

$110,000; and increases in long-term liabilities by $429,000.  The Company depends upon its international operations to pay dividends and to make other payments to the Company. The Company's international operations are subject to the risks of doing business abroad including currency, economic and political.

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

                                  STANHOME INC.

                 SALES AND OPERATING PROFIT BY BUSINESS SEGMENT

    FOR THE SECOND QUARTER AND FIRST SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                   (Unaudited)

                                 (In Thousands)

                                           Second Quarter                          First Six Months
                                   -----------------------------             ------------------------------
                                    1996           1995        Percent        1996            1995        Percent
                                   Actual         Actual       Change        Actual          Actual       Change
                                   ------         ------       -------       ------          ------       -------
Net Sales:

  Giftware                        $130,823       $122,126         7%        $230,435        $228,081         1%
  Direct Response                   35,094         37,019       ( 5)          71,781          68,825         4
  Direct Selling                    52,282         52,114         -           99,930          99,873         -
  Eliminations                   (     475)     (   1,769)                 (   1,382)      (   2,420)
                                  --------       --------                   --------        --------
  Total Net Sales                 $217,724       $209,490         4%        $400,764        $394,359         2%
                                  ========       ========                   ========        ========

Operating Profit:

  Giftware                        $ 21,346       $ 19,913         7%        $ 29,356        $ 31,412       ( 7%)
  Direct Response                (   1,756)     (     852)     (106)       (   1,049)      (     868)      (21)
  Direct Selling                     5,512          6,586       (16)          10,015          11,335       (12)
  Unallocated Expense            (   2,482)     (   2,645)        6        (   5,307)      (   5,107)      ( 4)
                                  --------       --------                   --------        --------
  Total Operating Profit          $ 22,620       $ 23,002       ( 2%)       $ 33,015        $ 36,772       (10%)
                                  ========       ========                   ========        ========

                                 PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)         Exhibits

       -          1996 Stock Option Plan, as amended

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

                              STANHOME INC.
                              (Registrant)



Date:  August 13, 1996        /s/G. William Seawright
                              _____________________________________
                              G. William Seawright
                              President and Chief Executive Officer



Date:  August 13, 1996        /s/Allan G. Keirstead
                              _____________________________________
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer

                               EXHIBIT INDEX

Reg. S-K
Item 601             Exhibit                            10-Q Page No.
_________            _______                            _____________
10                   1996 Stock Option Plan, as amended       21
                     and restated through June 4, 1996

27                   Financial Data Schedule                  28
