Form 10-Q
period 1996-09-30
STANHOME INC
filed 1996-11-14
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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


                                                September 30,

                                          1996            1995
                                          ____            ____

Shares Outstanding:

      Common Stock with
      Associated Rights                17,899,443      18,590,589



                                                Total number of pages
                                                contained herein 31

                                                Index to Exhibits is
                                                on page 21

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------
                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                 SEPTEMBER 30, 1996 and DECEMBER 31, 1995
                                (Unaudited)
                                          September 30,     December 31,
                                              1996             1995
                                              ----             ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit         $ 22,731,932     $ 23,053,926

  Notes and accounts receivable, net        210,194,141      158,572,959

  Inventories                               122,244,630      114,294,928

  Prepaid advertising                        32,935,649       39,665,306

  Other prepaid expenses                     10,052,827        6,784,465
                                           ------------     ------------
     Total current assets                   398,159,179      342,371,584
                                           ------------     ------------


PROPERTY, PLANT AND EQUIPMENT, at cost      134,570,735      131,795,141

  Less - Accumulated depreciation and
           amortization                      75,895,746       70,947,871
                                           ------------     ------------
                                             58,674,989       60,847,270
                                           ------------     ------------

OTHER ASSETS:

  Goodwill and other intangibles, net       119,366,869      119,826,382
  Other                                      13,813,776       11,420,987
                                           ------------     ------------
                                            133,180,645      131,247,369
                                           ------------     ------------
                                           $590,014,813     $534,466,223
                                           ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                 SEPTEMBER 30, 1996 and DECEMBER 31, 1995
                                (Unaudited)
                                            September 30,      December 31,
                                                1996              1995
                                                ----              ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes and loans payable                   $135,924,087      $ 74,864,065

  Accounts payable                            54,106,279        64,880,028

  Federal, state and foreign taxes
    on income                                 39,531,516        28,758,277

  Accrued expenses--
    Payroll and commissions                   12,002,823        13,658,026
    Royalties                                  8,366,111         8,587,986
    Pensions and profit sharing                6,621,198         8,610,616
    Vacation, sick and
     postretirement benefits                   6,382,517         6,979,623
    Other                                     35,594,077        36,106,020
                                            ------------      ------------
     Total current liabilities               298,528,608       242,444,641
                                            ------------      ------------
LONG-TERM LIABILITIES:
  Postretirement benefits                     13,346,728        12,749,258
  Foreign employee severance obligations      12,940,387        12,482,097
                                            ------------      ------------
     Total long-term liabilities              26,287,115        25,231,355
                                            ------------      ------------
SHAREHOLDERS' EQUITY:
  Common stock                                 3,153,530         3,153,530
  Capital in excess of par value              44,729,118        43,098,856
  Retained earnings                          396,854,413       385,008,394
  Cumulative translation adjustments       (  27,653,910)    (  27,409,482)
                                            ------------      ------------
                                             417,083,151       403,851,298
  Less - Shares held in
   treasury, at cost                         151,884,061       137,061,071
                                            ------------      ------------
     Total shareholders' equity              265,199,090       266,790,227
                                            ------------      ------------
                                            $590,014,813      $534,466,223
                                            ============      ============

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

      FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 and 1995 (Unaudited)


                                              1996             1995
                                              ----             ----
NET SALES                                 $209,931,607     $205,706,026

COST OF SALES                               96,588,837       92,267,826
                                          ------------     ------------
GROSS PROFIT                               113,342,770      113,438,200

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                   89,747,168       90,037,720
                                          ------------     ------------
OPERATING PROFIT                            23,595,602       23,400,480
  Interest expense                       (   2,468,267)   (   1,928,605)
  Other expense, net                     (   1,031,389)   (     744,444)
                                          ------------     ------------
INCOME BEFORE INCOME TAXES                  20,095,946       20,727,431

  Income taxes                               8,642,931        8,859,754
                                          ------------     ------------
NET INCOME                                $ 11,453,015     $ 11,867,677
                                          ============     ============

EARNINGS PER COMMON SHARE,
  Primary and fully diluted                      $ .64            $ .63

















The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995 (Unaudited)

                                            1996              1995
                                            ----              ----
NET SALES                               $610,695,506      $600,064,554

COST OF SALES                            269,777,193       258,261,290
                                        ------------      ------------
GROSS PROFIT                             340,918,313       341,803,264

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE                                284,307,875       281,631,069
                                        ------------      ------------
OPERATING PROFIT                          56,610,438        60,172,195
  Interest expense                     (   6,419,379)    (   5,207,637)
  Other expense, net                   (   2,614,326)    (   1,340,622)
                                        ------------      ------------
INCOME BEFORE INCOME TAXES                47,576,733        53,623,936

  Income taxes                            21,102,434        24,136,822
                                        ------------      ------------
NET INCOME                                26,474,299        29,487,114

RETAINED EARNINGS, beginning
  of period                              385,008,394       362,946,840

  Cash dividends, $.81 per share
    in 1996 and $.795 per share
    in 1995                            (  14,628,280)    (  14,938,849)
                                        ------------      ------------
RETAINED EARNINGS, end of period        $396,854,413      $377,495,105
                                        ============      ============

EARNINGS PER COMMON SHARE:
  Primary                                      $1.46             $1.56
  Fully diluted                                $1.46             $1.55







The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995 (Unaudited)

                                                 1996           1995
                                                 ----           ----
OPERATING ACTIVITIES:
  Net cash used by operating activities      ($26,622,773)  ($42,613,521)
                                              -----------    -----------
INVESTING ACTIVITIES:
  Purchase of property, plant
   and equipment                             (  6,406,773)  (  8,380,613)
  Payments for acquisition of businesses,
   net of cash acquired                      (  1,566,165)  (  1,402,840)
  Proceeds from sale of property,
   plant and equipment                          2,603,924      1,274,098
  Other, principally marketable
   securities                                           -   (     12,165)
                                              -----------    -----------
  Net cash used by investing activities      (  5,369,014)  (  8,521,520)
                                              -----------    -----------
FINANCING ACTIVITIES:
  Cash dividends                             ( 14,628,280)  ( 14,938,849)
  Exchanges and purchases of common stock    ( 15,178,033)  ( 19,438,450)
  Notes and loans payable                      59,650,937     86,421,953
  Exercise of stock options                     1,692,019      2,026,183
  Other common stock issuance                     293,286        376,447
                                              -----------    -----------
  Net cash provided by
   financing activities                        31,829,929     54,447,284
                                              -----------    -----------
  Effect of exchange rate changes on
   cash and cash equivalents                 (    160,136)       211,870
                                              -----------    -----------
  Increase/(decrease) in cash and
   cash equivalents                          (    321,994)     3,524,113
  Cash and cash equivalents,
   beginning of year                           23,051,926     19,349,839
                                              -----------    -----------
  Cash and cash equivalents,
   end of quarter                             $22,729,932    $22,873,952
                                              ===========    ===========

SUPPLEMENTAL CASH FLOW DATA
  Cash paid for:
    Interest                                  $ 5,879,821    $ 4,926,419
    Income taxes                              $10,414,538    $34,296,980

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

December 31, 1995.

1.  ACCOUNTING POLICIES:

     The Company's financial statements for the three and nine months ended

September 30, 1996 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1995 consolidated financial statements included in the Company's 1995 Annual Report on Form

10-K.  The Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents.  Notes and accounts receivable were net of reserves for uncollectible amounts, returns and allowances of

$22,097,000 at September 30, 1996 and $20,741,000 at December 31, 1995.

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

                                           September 30,    December 3l,

                                               1996            1995
                                               ----            ----
     Raw materials and supplies             $  8,447        $  7,312
     Work in process                             911           1,237
     Finished goods in transit                15,595          16,215
     Finished goods                           97,292          89,531
                                            --------        --------
                                            $122,245        $114,295
                                            ========        ========
3.  OTHER EXPENSE, NET:

     Other expense, net for the quarters and nine months ended September

30, 1996 and 1995 consists of the following (in thousands):

                                           Quarters Ended September 30

                                           ---------------------------
                                               1996             1995
                                               ----             ----
     Interest income                          $  445           $  613
     Other assets amortization               ( 1,072)         ( 1,045)
     Other items, net                        (   404)         (   313)
                                              ------           ------
                                             ($1,031)         ($  745)
                                              ======           ======

                                           Nine Months Ended September 30
                                           ------------------------------
                                               1996             1995
                                               ----             ----
     Interest income                          $1,671           $2,119
     Other assets amortization               ( 3,425)         ( 3,062)
     Other items, net                        (   860)         (   398)
                                              ------           ------
                                             ($2,614)         ($1,341)
                                              ======           ======
                                    -8-

4.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

     Earnings per common share are based on the average number of common shares outstanding and common share equivalents for the periods covered.  For the third quarters of 1996 and 1995 and the nine months ended September 30, 1996, there were no differences in earnings per share between primary and fully diluted earnings per share

computations.  There was a slight difference for the nine months ended

September 30, 1995 where 18,888,161 shares were utilized as the average number of shares for the primary computation, including common share equivalents of 40,345.  For the third quarter, the average number of shares utilized in the fully diluted computation was 17,950,076 and

18,840,554 shares for 1996 and 1995, respectively.  The average number of shares utilized in the fully diluted computation for the nine months ended September 30 was 18,184,175 for 1996 and 18,984,314 for 1995.

Both 1996 fully diluted computations included common share equivalents of 51,102 and both 1995 fully diluted computations included common share equivalents of 136,498.  The lower average number of shares for the third quarter and first nine months of 1996 primarily resulted from the repurchase of shares as part of the Company's repurchase program.



5.  FINANCIAL INSTRUMENTS:

     The Company enters into various short-term foreign exchange agreements during the year, all of which are held for purposes other than trading.  The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases.  Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold.  At September 30, 1996, there were no open inventory purchase agreements and deferred amounts were not material.  The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations.  The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued.  The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other expense.  All of the outstanding agreements as of

September 30, 1996 are to hedge intercompany loans.  The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees.  From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables.  Gains and losses are recognized or the credit or debit offsets the foreign currency payables.

As of September 30, 1996, net deferred amounts on outstanding agreements were not material.  The outstanding agreement amounts (notional value) at

September 30, 1996, are as follows (in thousands):


                   Canada                 $ 6,607
                   Germany                  3,934
                   U.S.                     3,500
                                          -------
                   Total                  $14,041
                                          =======

                               STANHOME INC.

             QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         AND RESULTS OF OPERATIONS



     BUSINESS SEGMENTS of the Company's operations are summarized on Page

19.  A discussion and analysis of the segments follows:



GIFTWARE

     Giftware Group sales increased 5% for the third quarter and 2% for the first nine months primarily due to unit volume growth in the United States from existing lines and from incoming goods for open orders.  Additionally,

sales from a new business acquired in France during the first quarter of

1996 accounted for approximately 1% of the sales increase for the third quarter and first nine months.  International sales increased primarily due to the new business acquired in France and represented approximately 15% of year-to-date sales in both 1996 and 1995.  Year-to-date 1996 sales of the

Precious Moments line represented 40% of total sales compared to 46% in

1995 and the Cherished Teddies line represented 18% of year-to-date sales in 1996 compared to 13% in 1995.  Operating profit for the first nine months as a percentage of sales was 15.2% in 1996 compared to 15.5% in

1995.  The decrease was due to higher cost of sales (approximately .9%)

primarily from an unfavorable product mix.  All of the operating profit decrease was from international markets.  Operating profit in the United

States was up approximately 1%.

DIRECT RESPONSE

     Direct Response Group sales increased 2% in the third quarter and 3%

for the nine months due to unit volume growth from increased product offerings primarily in the figural categories.  Year-to-date doll sales decreased to 19% of 1996 sales compared to 32% in 1995 and plate sales decreased to 31% of sales in 1996 compared to 41% in 1995.  The Precious

Moments line represented 11% of year-to-date 1996 sales compared to 12% in

1995 and the Cherished Teddies line represented 10% of year-to-date sales in both 1996 and 1995.  International sales increased for the quarter primarily due to timing of shipments but sales decreased 8% for the year-to-

date and operating losses increased substantially for the quarter and year-

to-date due to higher selling, marketing and advertising expenses.

International sales represented approximately 10% of the first nine months sales in 1996 and 1995.  Market conditions for the direct response businesses for the Company's products continue to be soft and very competitive with many product offerings and ads going against weakness in consumer spending and credit.  Operating losses decreased for the third quarter and first nine months due to the return to profitability in 1996 in the United States.  For the first nine months, cost of sales as a percentage of sales increased 1.6% due to product mix and higher product returns.  For the first nine months, total selling, general and administrative expenses decreased as a percentage of sales due to a lower percentage of advertising (46% of sales in 1996 versus 52% in 1995) due to product sales mix and a higher percentage of sales from existing customer lists, that have a much higher rate of advertising productivity.  Partially offsetting the improved advertising ratio was a higher level of selling,

general and administrative expenses, including higher bad debts.

DIRECT RESPONSE - NEW BUSINESSES

     Direct Response New Businesses represent the cost in the United States to develop and test existing products and new product offerings in the potentially profitable catalog and telephone response markets.  The catalog tests are targeted for the fourth quarter and, in total, are expected to be unprofitable due to the development costs.  The results of the test in the fourth quarter will determine the future course of action for these programs.

DIRECT SELLING

     Total Direct Selling sales for the quarter and first nine months were below 1995 by 8% and 2%, respectively.  For the 1996 quarter and first nine months, sales, principally in Europe, include $1.6 million and $2.8 million, respectively, from extending the normal sales period close from the last Thursday of the month to the last day of the month.  Operating results decreased for the quarter and first nine months of 1996.

Operating profit for the first nine months as a percentage of sales was

7.2% in 1996 compared to 9.8% in 1995.  The decrease was due to lower sales and higher cost of sales (approximately .4%) from product mix and a higher percentage of selling, general and administrative expenses.

     European sales decreased 5% and 2% for the quarter and first nine months, respectively, and represented 85% of total 1996 sales for the quarter and 88% for the year-to-date.  An operating loss was incurred for the seasonally slow third quarter.  For the first nine months, operating profit decreased 31% and represented 86% of total 1996 Direct Selling operating profit.  Operating profit for the first nine months as a percentage of sales for Europe was down 3.0% compared to 1995.  The decrease was due to higher levels of selling, general and administrative expense principally in Italy and the impact of full nine month expenses of the European headquarters.  The Italian government introduced new social benefit taxes that became effective during the second quarter of 1996.

This additional tax burden has unfavorably impacted the Italian subsidiary's independent Dealer force and its ability to recruit and retain Dealers.  First nine months 1996 European local currency sales and operating profit translated at 1995 average exchange rates would have resulted in a 3% sales decrease and a 32% operating profit decrease.

Sales for the America's Group (Mexico, Venezuela and Colombia - starting in the third quarter of 1996) decreased 20% for the third quarter and increased 1% for the first nine months.  Following the sales decline,

operating profit for the third quarter decreased to break even and included a $105 thousand loss from the new start up in Colombia.  For the first nine months, operating profit was down 36% due to the Colombian $105 thousand loss and to higher cost of sales due to the impact of currency.



     UNALLOCATED EXPENSES increased in the first nine months due to higher general expenses, primarily outside consultant fees, consistent with the

Company programs.  Unallocated expenses are corporate expenses and other items not directly related to the operations of the Groups.



INTERNATIONAL ECONOMIES AND CURRENCY

     The operations in Mexico and Venezuela have experienced highly inflationary economies with rapidly changing prices in local currencies.

These conditions, with the resulting adverse impact on local economies,

have made it difficult for operations in these locations to achieve adequate operating margins. In addition, the strengthening of the dollar versus the Mexican and Venezuelan currencies has resulted in lower

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

Notes and loans payable going into 1996 were approximately $35.9 million higher than at the start of 1995.  Other assets amortization of goodwill increased due to the continuing impact from recent acquisitions.  The amortization for Giftware in 1996 was $2.9 million compared to $2.6 million in 1995 and the amortization for Direct Response was $.5 million in 1996 and 1995.



     THE EFFECTIVE TAX RATE year-to-date of 44% was lower than the 45% in

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

     The major sources of funds from operating activities in the first nine months of 1996 were from net income, depreciation, amortization,

lower prepaid expense (from less spending in the media) and higher accrued tax levels (due to timing of payments).  Prepaid expenses are down from

September of last year due principally to less media spending in 1996 by the Direct Response Group since the focus for sales generation has been toward existing customers.  The major uses of funds were increased accounts receivable which increased due to the higher sales volume and extended credit marketing programs, particularly in Giftware; increased inventories to support the higher sales volume and from lower sales of in-

stock goods; increased other assets reflecting higher levels of funded retirement benefits; and lower accounts payable and accrued expenses due principally to timing and the payment of year end payrolls and benefits.

The September 30, 1996 increase in net accounts receivable compared to

1995 was due to more customers with extended credit terms and higher sales volume.  The increase in inventories in 1996 compared to 1995 was due to increases to support higher levels of sales, lower sales of in-stock goods for the Giftware Group and higher inventories in the Direct Response Group to provide customers with quicker fulfillment of orders.

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

$17 million are forecasted for 1996.  Proceeds from the sale of property,

plant and equipment was primarily from the sale of a distribution center in Charlotte, North Carolina.  As of September 30, 1996, two other distribution centers in the United States with a book value of $622 thousand remain to be sold.  The Italian subsidiary invests excess cash in short-term investments which change from time to time based on availability and rates.  The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

     The major uses of cash in financing activities in the first nine months of 1996 were for dividends to shareholders and purchases of common stock.  Purchases of common stock principally included shares repurchased by the Company.  During the first nine months this year, the Company repurchased 515 thousand shares for $15.2 million.  The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market, depending on market conditions, and may utilize funds for this purpose in the future.  As of September 30,

1996, .8 million shares remained available for purchase under the program.

The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives.  The major source of funds from financing activities was from higher seasonal borrowings.  Total stock options outstanding at the exercise price amounted to $86 million at September 30,

1996 and the Company could receive these funds in the future if the options are exercised.

     Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items.  The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.  International currency fluctuations of $244,000 increased the cumulative translation component which contributed to the shareholders' equity decrease in the first nine months of 1996.  The translation adjustments to the September 30, 1996 balance sheet that produced the 1996 change in the cumulative translation component of shareholders' equity were decreases in working capital by

$126,000; increases in net property, plant and equipment and other assets by $395,000; and increases in long-term liabilities by $513,000.  The

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




                                  STANHOME INC.

                 SALES AND OPERATING PROFIT BY BUSINESS SEGMENT

  FOR THE THIRD QUARTER AND FIRST NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (Unaudited)

                                 (In Thousands)

                                           Third Quarter
First Nine Months
                                   ------------------------------    ---------
---------------------
                                     1996        1995     Percent      1996        1995     Percent
                                    Actual      Actual    Change      Actual      Actual    Change
                                    ------      ------    -------     ------      ------    -------
Net Sales:

  Giftware                         $144,756    $138,150      5%      $375,191    $366,231     2%
  Direct Response                    34,614      33,986      2        106,390     102,811     3
  Dir. Response - New Businesses         29           -                    34           -
  Direct Selling                     30,983      33,715    ( 8)       130,913     133,588   ( 2)
  Eliminations                    (     451)  (     145)            (   1,833)  (   2,565)
                                   --------    --------              --------    --------
  Total Net Sales                  $209,931    $205,706      2%      $610,695    $600,065     2%
                                   ========    ========              ========    ========

Operating Profit:

  Giftware                         $ 27,502    $ 25,462      8%      $ 56,858    $ 56,874     -
  Direct Response                 (     271)  (   1,290)    79      (     721)  (   2,158)   67
  Dir. Response - New Businesses  (     232)          -             (     831)          -
  Direct Selling                  (     530)      1,739                 9,485      13,074   (27)
  Unallocated Expense             (   2,874)  (   2,511)   (14)     (   8,181)  (   7,618)  ( 7)
                                   --------    --------              --------    --------
  Total Operating Profit           $ 23,595    $ 23,400      1%      $ 56,610    $ 60,172   ( 6%)
                                   ========    ========              ========    ========

                                 PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)         Exhibits

       -          Enesco Corporation Supplemental Profit Sharing Plan

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

                              STANHOME INC.
                              (Registrant)



Date:  November 11, 1996      /s/G. William Seawright
                              _____________________________________
                              G. William Seawright
                              President and Chief Executive Officer



Date:  November 13, 1996      /s/Allan G. Keirstead
                              _____________________________________
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer

                               EXHIBIT INDEX

Reg. S-K
Item 601             Exhibit                            10-Q Page No.
_________            _______                            _____________
10                   Enesco Corporation Supplemental          22
                     Profit Sharing Plan, effective
                     January 1, 1994

27                   Financial Data Schedule                  31
