Form 10-K405
period 1996-12-31
STANHOME INC
filed 1997-03-26
CIK 93542

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1996

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: $434,631,768 on January 31, 1997.

      The number of shares outstanding of the registrant's Common Stock as of March 17, 1997 was 17,910,161 Shares.

      Parts I, II, and IV of this Form 10-K incorporate by reference certain information from the registrant's Annual Report to Stockholders for fiscal year ended December 31, 1996. Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated March 14, 1997, for its Annual Meeting of Stockholders to be held on April 24, 1997.

                                P A R T  I

ITEM 1. BUSINESS.

      Through its subsidiaries' or licensed distributors' operations, the Company sells two primary categories of quality products worldwide using three distinct distribution channels: (1) designed and licensed collectible figurines and ornaments, action musicals, decorative home accents, and other giftware are sold at wholesale to independent retailers;
(2) collectible plates, dolls, figurines, and other giftware and non-giftware consumer products are sold directly to consumers through direct response marketing; and (3) manufactured or purchased home and personal care products, giftware, cosmetics, and other items are sold and distributed principally through party plan and catalog direct selling methods.

Giftware and Collectible Products

      Wholesale sales of giftware and collectible products are principally effected through the Company's Enesco Giftware Group which is led by Enesco Corporation ("Enesco"), a subsidiary of the Company, with its headquarters offices located in Itasca, Illinois and its principal showroom, large warehouse and distribution center complex located in nearby Elk Grove Village, Illinois. In January 1997, Enesco announced an immediate senior management transition with the naming of Jeffrey A. Hutsell as the new President and Chief Operating Officer which is intended to augment the Giftware Group's worldwide management team. Enesco is a leading importer and distributor of creatively designed giftware items, including proprietary and licensed lines and collectibles. Its products include diverse lines of porcelain and cold cast figurines, cottages, musicals and music boxes, dolls, ornaments, waterballs, miniatures, tableware and general home accessories, and other giftware primarily produced by independent manufacturers in the Far East, with total production capacity in several cases being exclusively devoted to Enesco products.

      Enesco sells its products through a nationwide sales organization comprised of independent sales representatives. Approximately 575 independent sales representatives service defined territories with their giftware lines. Enesco displays the Giftware Group products in fifteen showrooms located in the U.S. as well as at periodic trade and private shows held in major U.S. and foreign cities. These products are marketed principally in the U.S. through more than 30,000 independent retail outlets, including gift stores, greeting card and gift shops, national chains, mail order houses, and department stores. Consumer Appreciation, Inc., an Enesco affiliate, administers the Group's collectors clubs and promotional advertising. Foreign affiliates and distributors of the Enesco Giftware Group are presently located in Australia, Brazil, Canada, Chile, France, Germany, Hong Kong, Italy, Japan, Mexico, The Netherlands, People's Republic of China, Philippines, Singapore, South Korea, Taiwan, Thailand, and the United Kingdom.

      The product lines of the Giftware Group are based partially on Enesco's collection of proprietary designs and partially on licenses Enesco has with independent creative designers. Most of its products, whether or not produced under license, are protected by trademark and/or copyright
                                    -2-
registrations in the U.S. and many foreign countries. Principal product trademarks of the Enesco Giftware Group include ENESCO, GROWING UP, THE ENESCO ARTISTS GALLERY, MARY'S HEN HOUSE, THIS LITTLE PIGGY, SMALL
WORLD OF MUSIC, THE ENESCO TREASURY OF CHRISTMAS ORNAMENTS, CHERISHED TEDDIES, CALICO KITTENS, VIA VERMONT, SPORTS IMPRESSIONS, TEDDY TOMPKINS, MOOSE CREEK CROSSING, FRIENDS OF THE FEATHER, CUTE AS A BUTTON, CORAL KINGDOM, HEAVENLY KINGDOM, MARY'S MOO MOOS, LILLIPUT LANE, and BORDER FINE ARTS. Among its important licensed lines are PRECIOUS MOMENTS, CHERISHED TEDDIES, MEMORIES OF YESTERDAY, LUCY & ME, CHAPEAU NOELLE, CALICO KITTENS, BARBIE, MY BLUSHING BUNNIES, THE HUNCHBACK OF NOTRE DAME, MICKEY & CO./DISNEY, COCA COLA, GNOMES, PRISCILLA'S MOUSE TALES, McDONALD'S, COW KISSES, PRETTY AS A PICTURE, HOGS & KISSES, WIZARD OF OZ, PUREBRED PUPS, ALL THAT JAZZ, IN HIS NAME, MAHOGANY PRINCESS, and GONE WITH THE WIND.

      The internal development and licensing of innovative new product designs lessens Enesco's dependency on existing trademarks or copyrighted designs. Protection of all of the intellectual property is important to the Company's business, and Enesco has maintained an aggressive and visible program to identify and challenge companies and individuals who infringe its registered trademarks and copyrighted designs. The rights with respect to the licensed lines are materially important to Enesco because of the substantial volume of sales represented by these products, especially the PRECIOUS MOMENTS and CHERISHED TEDDIES product lines which accounted for approximately 26.5% and 12.5% of the Company's consolidated revenue during 1996, respectively.

      Giftware and collectible products sold within the Via Vermont, Lilliput, and Border Fine Arts branded lines are supplied by manufacturing plants owned by Stanhome's subsidiaries operating in Mexico, England, and Scotland, respectively. Manufacturing and distribution operations in Europe, both affiliates and distributors, are managed by Enesco European Giftware Group Limited, a subsidiary of the Company, with its headquarters located in Carlisle, Cumbria, England. Enesco Giftware Group operations are supplied by these manufacturing plants and Enesco's affiliate in Hong Kong, Enesco International (H.K.) Limited, which assists Enesco by ordering and overseeing the production of collectibles and giftware products by independent manufacturers, which are located principally in China, Hong Kong, and Taiwan, and to a lesser extent in the Philippines, Indonesia, and Thailand. In addition, this affiliate assists the Company's direct selling operations in Europe and Latin America by sourcing premium items and giftware manufactured in the Far East. The Company presently plans no changes to this affiliate's operations, although Hong Kong is expected to revert to Chinese sovereignty in mid-1997. N.C. Cameron & Sons Limited, a subsidiary of the Company and a member of the Enesco Giftware Group located in Mississauga, Ontario, Canada, sources its products not only through Enesco's manufacturing subsidiaries and Enesco International (H.K.) Limited but also from other Far Eastern, European, and Canadian manufacturers. Enesco and its affiliates require all manufacturing sources, whether Company affiliates or contract manufacturers, to comply with quality standards established and enforced by the Company and its subsidiaries.

      Competition in the giftware business in North America, Europe, and the Far East is highly fragmented among a diversity of collectible and giftware product categories. The principal factors affecting success in the marketplace are originality of product design, quality, sourcing marketing ability, customer service, and price. The Company believes that Enesco is a significant factor in the U.S. giftware business among a small number of sizable, and largely privately-held, competitors within the industry, which businesses include Hallmark, Department 56, Lladro, Cast Art, and Midwest Imports, among others. Enesco European Giftware Group Limited, which manages businesses under the brand names of Lilliput Lane, Border Fine Arts, Enesco, and Hamilton Collection, is the third largest quality giftware distributor in the U.K., behind only Wedgwood and Royal

Doulton. It underwent a transition in senior management during 1996. It maintains an employed sales organization based in the United Kingdom along with a network of distributors and multiple independent sales agents throughout continental Europe. In 1996, the Company enlarged its presence in France through the acquisition of the Gault manufacturing and distribution operations which are now doing business under the name Enesco France. The Enesco Giftware Group's sales tend to peak in the third and fourth quarters. As of the end of 1996, the Enesco Giftware Group had a backlog of firm orders totaling $80,000,000, as compared to $78,400,000 as of the end of 1995. The Company expects that substantially all of the existing order backlog will be fulfilled during 1997. It is a standard practice within the giftware industry, however, that orders are subject to amendment or cancellation by customers prior to shipment. Because of the multiplicity of external factors that can impact the status of unshipped orders at any particular time, the comparison of backlog orders in a given year with those at the same date in a prior year is not necessarily indicative of sales performance for that year or for prospective sales results in future years. Backlog orders can also be affected by various programs employed by the Company to induce its customers to place orders and accept shipments at specified times in the year. In addition, extended credit and payment terms have been and will continue to be key marketing tools. The Enesco Giftware Group plans to utilize various sales promotions in 1997 similar to those it employed in prior years.

      There has been a long-standing issue in the U.S. as to the appropriate classification of sales representatives as employees or independent contractors, with resulting tax and other legal consequences to the worker and company involved. The U.S. Internal Revenue Service and Congress periodically have expressed interest in this area in general, and some states have challenged from time to time the classification of positions within the Enesco sales organization, successfully in one recent case, as well as other contracted service providers. The federal government is reviewing this issue as well and management expects increased attention on the status of workers from both federal and state governments in the future.

      Sales of giftware and collectible products through direct mail marketing and print advertising are made directly to U.S. and Canadian consumers by The Hamilton Collection, Inc., a subsidiary of the Company, with its headquarters and warehouse facilities located in Jacksonville, Florida, and to European collectors by the Hamilton Collection division of Enesco European Giftware Group Limited (collectively "Hamilton"). The Hamilton business in the U.K. continued as part of Enesco European Giftware Group Limited during 1996 but is planned to be closed down within the first half of 1997.

      Hamilton's direct mail promotions and media advertisements offered approximately 300 new programs during 1996, primarily involving collectible figurines, plates, and dolls. The artwork incorporated in these items is, for the most part, licensed from well known artists and many feature television and motion picture properties. In 1995, limited-edition dolls accounted for approximately 28% of Hamilton's sales. In 1996, its collectible plates, hand-painted figurines and sculptures, and other non-doll product categories continued to grow in the aggregate as a percentage of sales and accounted for 82% of total Hamilton sales. The principal trademark of Hamilton is THE HAMILTON COLLECTION.

      Most of Hamilton's products are advertised and sold increasingly to targeted audiences as part of a collection series. Generally, the consumer is offered the opportunity to purchase a single item (often limited
                                    -4-
edition) for which the Company has anticipated a program of related follow-up items. After the initial purchase, the collector may be offered additional products within the program over a period of time based upon the same theme and often utilizing the same artist as the first product purchased. Advertising costs for 1996 totaled approximately 47% of all Hamilton sales, and this lowered ratio was principally due to Hamilton soliciting more to predetermined, target audiences by mail and further reducing its general media advertising. A key factor in direct response sales success for Hamilton, especially in the growing sculpture and figurine category, has been the sale of product with no down payment and, particularly in the case of dolls and other higher price point items, sales on installment payments and subsequent shipments in a collection series. The collector may typically purchase a product with either little or no down payment and a small number of interest-free installment payments, depending on the price of the product.

      Hamilton sources its products in the U.S., Great Britain, Germany, Italy, and the Far East from Enesco International (H.K.) Limited and numerous contract manufacturers that comply with quality standards established and enforced by the Company and its subsidiaries. It has a current North American customer mailing list of over 1,120,000 buyers and collectors. Hamilton's principal licensed properties include: PRECIOUS MOMENTS, SPORTS IMPRESSIONS, CHERISHED TEDDIES, STAR WARS, I LOVE LUCY, DREAMSICLES, CHEVROLET, NASCAR, and STAR TREK. Well known artists include Chuck Ren, Chuck Dehaan, Connie Walser Derek, Donald Zolan, Sandra Kuck, Thomas Blackshear, Jim Lamb, Helen Kish, Samuel J. Butcher, and Ted Xaras.

      Hamilton is faced with substantial competition in its North American markets. Competition in direct response marketing exists with respect to price, product design and innovation, licensing, quality, advertising and marketing ability, and customer service. The Company believes that Hamilton is among the handful of prominent U.S. giftware and manufactured collectibles companies whose products are sold to the public through direct response mail and media. These industry leaders include Bradford Exchange, Danbury Mint, Franklin Mint, and Lenox Collection, three of which have significantly larger sales volumes than Hamilton. The volume of sales of Hamilton peaks in the third and fourth quarters.

      Financial results from Hamilton's new business ventures in 1996, including multiple catalog promotions and telephone response initiatives, were well below expectations due to substantially lower response rates from customers than expected. The Company anticipates significant reductions in Hamilton's new business development costs in 1997 because of planned scaled back funding for such investment.

Home and Personal Care Products

      Sales of home and personal care products are made directly to consumers by the Company's Stanhome Direct Selling Group which is now composed of direct selling operations conducted by subsidiaries of the Company in Colombia, France, Italy, Mexico, Slovenia, Spain, and Venezuela and managed out of the Stanhome Worldwide Direct Selling Group, Inc. offices in Paris, France. These operations distribute and sell, and some manufacture as well, a broad line of home care items and personal care and other products, including specialty chemical products for household use, cleaning equipment, cosmetics, toiletries, lingerie, and general giftware. For its North American direct selling operations, known as Stanley Home Products, the Company has licensed the products, trademarks, and business to CPAC, Inc. for continued selling activity until 2010. The Group's local direct selling operations in Venezuela and Mexico were affected by highly inflationary economies in those countries during 1996.
                                    -5-

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

      The independent contractor relationship between the independent Stanhome dealers and the Direct Selling Group has proven adaptable in most of the foreign jurisdictions in which the Company conducts its direct selling business. Government efforts to broaden social benefit coverage as well as to claim and impose additional taxes due from the dealers, as previously reported in Italy, affects the local affiliates' recruiting and marketing approach and results, in some cases, in additional expense for them. As a recent example, newly enacted social benefit taxes and registration requirements implemented by the Italian government in 1996 unfavorably impacted the ability of the Company's Italian subsidiary, among other direct selling companies in Italy, to recruit and retain dealers. In April 1996, management introduced new compensation plans and other incentive programs to counter these effects.

      Wholesale products sold in Mexico, Spain, and Venezuela are largely supplied by manufacturing plants owned by Stanhome's subsidiaries operating in those countries. The remaining foreign operations are supplied by these manufacturing plants, and, in Colombia, France, Italy, and Venezuela, partially by independent suppliers and other local manufacturing licensees. All products of the Stanhome Direct Selling Group, whether manufactured by Company affiliates or by contract manufacturers, comply with quality standards established and enforced by the Company and its subsidiaries.

      The Stanhome Direct Selling Group also has license arrangements in the U.S., Canada, Puerto Rico, and Brazil. Distribution arrangements are currently in effect with independent distributors of the Company's home and personal care products in the Caribbean area, Cyprus, Portugal, and Thailand.

      The direct selling operations of the Company are faced with substantial competition in all markets in which they are engaged. Competition in direct selling worldwide exists not only with respect to price and product performance, but also with respect to obtaining and retaining an adequate number of dealers, which is of material importance to the success of the direct selling business. Like other direct selling companies, there is a substantial turnover in dealers, particularly with respect to individuals who engage in this independent business activity only on a part-time and occasional basis. The recruiting process is therefore a continuous one. The retention of key sales personnel is highly dependent on interpersonal relationships and loyalties as well as on competitive remuneration systems.
                                    -6-

      While adequate figures are not available for precise comparisons, the Company believes that the Stanhome Direct Selling Group is a major factor among the large group of companies whose products are sold to the public via the party plan sales method in those principal foreign markets where affiliates of the Group are doing business. This is particularly the case in Italy, where the Company's local subsidiary is considered a major direct selling organization. While this operation accounted for less than half of the Direct Selling Group's total 1996 sales, it produced more than half of the Group's 1996 operating profits. Sales for the direct selling subsidiaries tend to peak in the fourth quarter and, to a lesser degree, in the second quarter.

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

Other Information

      As of December 31, 1996, the Company and its U.S. subsidiaries employed approximately 1,525 persons on a full-time basis. There were also approximately 575 Enesco sales representatives engaged in selling the Company's products in the U.S., all of whom are independent contractors.
As of the same date, the Company's foreign subsidiaries employed approximately 3,025 persons on a full-time basis. Additionally, there were approximately 54,800 Stanhome Direct Selling Group unit sales leaders and dealers, most of whom are recognized in their respective foreign countries as independent contractors.

      For financial information about industry segments, including financial information regarding foreign and domestic operations, see Note 6 of "Notes to Consolidated Financial Statements" included on pages 29, 30 and 31 of the 1996 Annual Report to Stockholders, which is incorporated herein by reference.

      See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 5 of the 1996 Annual Report to Stockholders, which is incorporated herein by reference, for a comparison and discussion of the results of operations and operating profit from foreign and domestic sources within each business segment.

ITEM 2. PROPERTIES.

      The principal physical properties of the Company and its subsidiaries in the United States, all of which are owned unless otherwise noted, consist of the following: Corporate Headquarters - 333 Western Avenue, Westfield, Massachusetts; headquarters offices of Enesco in Itasca, Illinois; and showroom, warehouse, and distribution facilities for Enesco's giftware business in Elk Grove Village, Illinois. Enesco also leases showrooms in various other locations in the U.S. for the display of its products. The Hamilton Collection, Inc. leases office headquarters and warehouse space in Jacksonville, Florida. In addition, the vacated former manufacturing, office, and warehouse facilities of Stanley Home Products (U.S.) located in Easthampton, Massachusetts are still owned but are currently being offered for sale as part of the Company's ongoing worldwide restructuring.

      Outside of the U.S., the principal physical properties of the Company's Direct Selling Group subsidiaries, all of which are owned unless otherwise noted, consist of 9 major manufacturing and/or distribution facilities located in Colombia (leased), France, Italy, Mexico, Spain, and Venezuela. Some of these foreign manufacturing plants had, and continue to have, additional capacity available. In addition, the various direct selling foreign subsidiaries maintain numerous sales and administrative offices as well as smaller distribution facilities, most of which are leased. The principal physical properties relating to the foreign subsidiaries of the Enesco Giftware Group are for the most part owned. These include Via Vermont, S.A. de C.V., which owns an assembly and distribution facility in San Miguel de Allende, Guanajuato, Mexico; and Enesco European Giftware Group Limited, which owns manufacturing plants and warehouse facilities in Penrith, Workington, and Carlisle, Cumbria, England, and in Langholm, Dumfriesshire, Scotland. These manufacturing facilities are generally operating at or near to capacity.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                   EXECUTIVE OFFICERS OF THE REGISTRANT
                                                                Date First
Name                    Age   Positions                         Elected
G. William Seawright    55    Director                          3/08/90
                              President and Chief
                              Executive Officer                 11/09/93
                              Member of the Executive
                              Committee                         4/22/93

      Prior to Mr. Seawright joining the Company in November, 1993, he was President and Chief Executive Officer of The Paddington Corporation, an importer of wines and spirits, in Fort Lee, New Jersey since 1990, after having previously served as the President of Heublein International and a Senior Vice President of Heublein, Inc. since 1986.

Allan G. Keirstead      52    Director                          4/25/85
                              Executive Vice President
                              and Chief Administrative
                              Officer                           4/28/88
                              Chief Financial Officer           4/28/83
                              Controller                        12/02/81
                              Member of the Executive
                              Committee                         4/25/85

      Prior to Mr. Keirstead's election as Executive Vice President and
Chief Administrative Officer, he served as Financial Vice President from
January, 1983 to April, 1988.  He served as Assistant Controller from
April, 1977 to December, 1981.

Eugene Freedman         72    Executive Vice President          4/28/88
                              Chairman and CEO of Enesco

                              Giftware Group                    9/06/89

      Mr. Freedman previously served as a Vice President of the Company from January, 1984 to April, 1988. He also has served for many years as President and Chief Executive Officer of Enesco Corporation, a subsidiary of the Company, of which Mr. Freedman was a founder in 1959.

Michael W. Burgess      46    Vice President                    9/06/95
                              President and CEO of Hamilton
                              Direct Response Group             8/01/95

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

John J. Dur             45    Vice President                    2/01/95
                              President and CEO of Stanhome
                              Direct Selling Group              1/16/95

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

Jeffrey A. Hutsell      43    Vice President                    1/22/97
                              President and COO of Enesco
                              Giftware Group                    1/20/97

      Prior to Mr. Hutsell's elections as Vice President and as President and Chief Operating Officer of Enesco Corporation, a subsidiary of the Company, he served as Enesco's Executive Vice President, Worldwide Creative from January, 1992 to January, 1997, Vice President, Creative from January,
1989 until December, 1991, as Vice President, Art from April, 1986 until
December, 1988, and as Vice President, Product Development from August,
1985 to April, 1986.

Bruce H. Wyatt          50    Vice President and
                              General Counsel                   9/07/88
                              Clerk and Secretary               4/28/88

      Prior to Mr. Wyatt's elections as Vice President and General Counsel, and Clerk and Secretary, he served as Assistant General Counsel from April, 1985, Assistant Clerk from April, 1983, and Assistant Secretary from April,
1981.

Thomas E. Evangelista   47    Vice President                    12/07/88

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


Ronald R. Jalbert       58    Vice President                    8/29/79

      Mr. Jalbert joined the Company in August, 1979 as its Vice President of Personnel and from April, 1982 until January, 1995 he served as Vice
President, Human Resources and Public Affairs. Since January, 1995, he has served as Vice President, Human Resources.

Carmen J. Mascaro       61    Treasurer                         2/01/93

      Prior to Mr. Mascaro's election as Treasurer, he served as Assistant
Treasurer from January, 1986 to February, 1993.

NOTE: All officers are elected for the ensuing year and until their successors are duly elected and qualified.


                                P A R T  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Information required by this item is set forth in the Section entitled "Stock Market, Dividend and Shareholder Information" appearing on page 1 of the 1996 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this item is set forth in the Section entitled "Financial Highlights Last Ten Years" appearing on pages 38 and 39 of the 1996 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Information required by this item is set forth in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 5 through 12 of the 1996 Annual Report to Stockholders, and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Information required by this item is set forth in the Financial Statements together with Notes and the Report of Independent Public Accountants appearing on pages 14 through 37 of the 1996 Annual Report to Stockholders, and is incorporated herein by reference. Also incorporated herein by reference are the Quarterly results (unaudited) during 1996, 1995 and 1994 set forth on page 13 of the 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                               P A R T  III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item regarding the directors of the Company is set forth under the captions "Election of Directors" and

"Information as to Board of Directors and Nominees" in the Company's proxy statement dated March 14, 1997, and is incorporated herein by reference. Information required by this item regarding the executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by this item regarding reporting compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement dated March 14, 1997, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is set forth under the captions "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Performance Graph", and "Remuneration of Non-Employee Directors" in the Company's proxy statement dated March 14, 1997, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required by this item is set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's proxy statement dated March 14, 1997, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's proxy statement dated March 14, 1997, and is incorporated herein by reference.

                                P A R T  IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)(1) and (2) Financial Statements and Schedules. The financial statements and schedules required by this item are listed in the Index to Financial Statements and Schedules of Stanhome Inc. on page 14 of this Form 10-K.

      (a)(3) Exhibits. The exhibits required by this item are listed in the Exhibit Index on pages 17 - 19 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10(a) to 10(v) in the
Exhibit Index.

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.



                               STANHOME INC.
                               (Registrant)



                                By:/s/G. William Seawright
                                   G. William Seawright
                                   President and Chief Executive Officer



                                By:/s/Allan G. Keirstead
                                   Allan G. Keirstead
                                   Executive Vice President,
                                   Chief Administrative & Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

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


/s/Janet M. Clarke          *
Janet M. Clarke                                 Director


/s/Charles W. Elliott       *
Charles W. Elliott                              Director




*By:/s/G. William Seawright
   G. William Seawright
   Attorney-In-Fact

                               STANHOME INC.
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to "Report of Independent Public Accountants" on page 37 of Stanhome's 1996 Annual Report to Stockholders.

FINANCIAL STATEMENTS - All of which are incorporated herein by reference to Stanhome's 1996 Annual Report to Stockholders.

      Consolidated Balance Sheet - December 31, 1996 and 1995

      Consolidated Statement of Income For the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statement of Retained Earnings For the Years Ended December 31, 1996, 1995 and 1994

      Consolidated Statement of Cash Flows For the Years Ended December 31, 1996, 1995 and 1994

      Notes to Consolidated Financial Statements - December 31, 1996, 1995 and 1994

      Quarterly results (unaudited)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

Schedule
 Number                 Description
II                      Valuation and Qualifying Accounts and Reserves For
                        the Three Years Ended December 31, 1996

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

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE
           ----------------------------------------------------



To Stanhome Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Stanhome Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 20, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                         /s/ Arthur Andersen LLP


Hartford, Connecticut
February 20, 1997

SCHEDULE II
                                  STANHOME INC.
                                  -------------
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 ----------------------------------------------
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                  --------------------------------------------

          Column A                     Column B               Column C           Column D         Column E
                                                             Additions
                                                    --------------------------
                                       Balance at   Charged to      Charged to                   Balance at
                                        Beginning    Costs and        Other                       End of
          Description                  of Period     Expenses        Accounts    Deductions       Period
          -----------                  ----------   ----------      ----------   ----------      ----------
For the year ended December 31, 1994
------------------------------------
 Reserves which are deducted in the
  balance sheet from assets to which
  they apply -
   Reserves for uncollectible
    accounts, returns and allowances   $15,730,525  $17,887,421(b)  $200,619(a)  $18,569,751(b)  $15,248,814
                                       ===========  ===========     ========     ===========     ===========
   Accumulated amortization of
    other assets                       $19,112,842  $ 2,782,503     $  -         $    56,984     $21,838,361
                                       ===========  ===========     ========     ===========     ===========
   Other reserves                      $   627,416                                               $   548,594
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
                                       ===========                                               ===========

For the year ended December 31, 1996
------------------------------------
 Reserves which are deducted in the
  balance sheet from assets to which
  they apply -
   Reserves for uncollectible
    accounts, returns and allowances   $20,740,597  $28,736,419     $ 17,277(a)  $27,163,243     $22,331,050
                                       ===========  ===========     ========     ===========     ===========
   Accumulated amortization of
    other assets                       $25,996,648  $ 4,518,342     $  -         $    23,273     $30,491,717
                                       ===========  ===========     ========     ===========     ===========
   Other reserves                      $   606,192                                               $   679,529
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

10(a) 1984 Stock Option Plan, as amended and restated through December 4, 1996.

10(b) 1991 Stock Option Plan, as amended and restated through December 4, 1996.

10(c)*            Special Interim Chief Executive Officer Stock Option
                  Plan. (Exhibit 10(c) to Form 10-K filed for the period ended December 31, 1993.)

10(d)* 1996 Stock Option Plan, as amended and restated through June 4, 1996. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1996.)

10(e)*            Non-Employee Director Stock Plan.  (Exhibit 10 to Form
                  10-Q filed for the period ended March 31, 1995.)

10(f)*            Outline of Deferred Compensation Plan for Non-employee
                  Directors, as amended. (Exhibit 10(e) to Form 10-K filed for the period ended December 31, 1988.)

10(g)* Management Incentive Plan, as amended and restated effective January 1, 1996. (Exhibit 10(f) to Form 10-K filed for the period ended December 31, 1995.)

10(h)*            Employment Contract, as amended, with E. Freedman.
                  (Exhibit 10(e) and 10(i) to Form 10-K filed for the periods ended December 31, 1983 and December 31, 1986 respectively, Exhibit 19(a) to Form 10-Q filed for the period ended June 30, 1989, and Exhibit 19(e) to Form
                  10-K filed for the period ended December 31, 1992.)

10(i)*            Employment Agreement with G. William Seawright.  (Exhibit
                  10(h) to Form 10-K filed for the period ended December
                  31, 1993.)

10(j)*            Retirement Agreement with G. William Seawright.  (Exhibit
                  10(j) to Form 10-K filed for the period ended December
                  31, 1993.)




10(k)*            Supplemental Retirement Plan, as amended, with Allan G.
                  Keirstead. (Exhibit 10(l) to Form 10-K filed for the period ended December 31, 1994.)

10(l)* Agreement under Supplemental Pension Plan, as amended, with Ronald R. Jalbert. (Exhibit 10(n) to Form 10-K filed for the period ended December 31, 1993.)

10(m)* Form of Severance Agreement. Similar agreements exist with Allan G. Keirstead, Bruce H. Wyatt, Ronald R.
                  Jalbert, and Thomas E. Evangelista.  (Exhibit 19(d) to
                  Form 10-K filed for the period ended December 31, 1992.)

10(n)* Description of Severance Arrangement for John J. Dur, as amended and restated through May 7, 1996. (Exhibit
                  10(c) to Form 10-Q filed for the period ended March 31, 1996.)

10(o)             Description of Severance Agreement for Michael W.
                  Burgess.

10(p)* Form of Change in Control Agreement. Similar agreements exist with Allan G. Keirstead, Bruce H. Wyatt, John J.
                  Dur, Michael W. Burgess, Ronald R. Jalbert, and Thomas E.
                  Evangelista. (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1992.)

10(q)*            Change in Control Agreement with G. William Seawright.
                  (Exhibit 10(r) to Form 10-K filed for the period ended
                  December 31, 1993.)

10(r)* Change in Control Agreement with certain corporate and subsidiary executive officers and non-executive officers.
                  (Exhibit 19(c) to Form 10-K filed for the period ended
                  December 31, 1991.)

10(s) Stanhome Inc. Supplemental Pension Plan, as amended and restated through December 16, 1996.

10(t)* Enesco Corporation Supplemental Profit Sharing Plan effective January 1, 1994. (Exhibit 10 to Form 10-Q filed for the period ended September 30, 1996.)

10(u)* Stanhome Supplemental Investment Savings Plan, as amended and restated through April 23, 1996. (Exhibit
                  10(a) to Form 10-Q filed for the period ended March
                  31, 1996.)

10(v)*            Hamilton Supplemental Investment Savings Plan effective
                  April 1, 1994. (Exhibit 10(t) to Form 10-K filed for the period ended December 31, 1994.)

10(w)*            License Agreement between Precious Moments, Inc. and
                  Enesco Corporation. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1993.)

13                Portions of the 1996 Annual Report to the Stockholders of
                  Stanhome Inc.


                                   -18-




21                Subsidiaries of Stanhome Inc.

23                Consent of Arthur Andersen LLP

24                Power of Attorney

27                Financial Data Schedule

      *Incorporated Herein By Reference
