Form 10-Q
period 1997-03-31
STANHOME INC
filed 1997-05-15
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

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


                                                March 31,

                                          1997            1996
                                          ____            ____

Shares Outstanding:

      Common Stock with
      Associated Rights                17,910,333      18,403,186



                                                Total number of pages
                                                contained herein 23

                                                Index to Exhibits is
                                                on page 22

                       PART I. FINANCIAL INFORMATION
                      ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                   MARCH 31, 1997 and DECEMBER 31, 1996
                                (Unaudited)
                              (In Thousands)
                                               March 31,   December 31,
                                                 1997         1996
                                                 ----         ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit             $ 13,439     $ 10,308

  Notes and accounts receivable, net            110,405      127,987

  Inventories                                    84,361       84,018

  Prepaid expenses                                4,862        3,500
                                               --------     --------
     Total current assets                       213,067      225,813
                                               --------     --------

PROPERTY, PLANT AND EQUIPMENT, at cost           79,367       80,813

  Less - Accumulated depreciation and
         amortization                            43,242       43,626
                                               --------     --------
                                                 36,125       37,187
                                               --------     --------
OTHER ASSETS:

    Goodwill and other intangibles, net          95,343      101,327
    Other                                        13,091       13,053
                                               --------     --------
                                                108,434      114,380
                                               --------     --------
NET RECEIVABLES FROM DISCONTINUED OPERATIONS     31,175       26,463
                                               --------     --------
NET ASSETS OF DISCONTINUED OPERATIONS            38,127       74,866
                                               --------     --------
                                               $426,928     $478,709
                                               =========    ========

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                   MARCH 31, 1997 and DECEMBER 31, 1996
                                (Unaudited)
                              (In Thousands)
                                                  March 31,     December 31,
                                                    1997           1996
                                                    ----           ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes and loans payable                         $ 87,597       $ 78,577

  Accounts payable                                  26,701         33,916

  Federal, state and foreign taxes
    on income                                       18,393         16,676

  Accrued expenses--
    Royalties                                        6,915          9,725
    Vacation, sick and postretirement benefits       4,147          4,241
    Pensions and profit sharing                      3,957          7,716
    Payroll and commissions                          2,608          8,843
    Other                                           25,292         25,803
                                                  --------       --------
     Total current liabilities                     175,610        185,497
                                                  --------       --------

LONG-TERM LIABILITIES:
  Postretirement benefits                           14,666         14,384
                                                  --------       --------
     Total long-term liabilities                    14,666         14,384
                                                  --------       --------
SHAREHOLDERS' EQUITY:
  Common stock                                       3,154          3,154

  Capital in excess of par value                    45,007         44,862

  Retained earnings                                367,032        403,805

  Cumulative translation adjustments             (  26,697)     (  21,121)
                                                  --------       --------
                                                   388,496        430,700
  Less - Shares held in treasury, at cost          151,844        151,872
                                                  --------       --------
     Total shareholders' equity                    236,652        278,828
                                                  --------       --------
                                                  $426,928       $478,709
                                                  ========       ========

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

      FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996 (Unaudited)
                 (In thousands, except per share amounts)

                                                    1997         1996
                                                    ----         ----
NET SALES                                         $102,060     $ 99,612

COST OF SALES                                       52,633       54,196
                                                  --------     --------
GROSS PROFIT                                        49,427       45,416

SELLING, DISTRIBUTION, GENERAL
  AND ADMINISTRATIVE EXPENSES                       43,225       39,831
                                                  --------     --------
OPERATING PROFIT                                     6,202        5,585
  Interest expense                               (   1,886)   (   1,940)
  Other expense, net                             (     399)   (     410)
                                                  --------     --------
INCOME BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS                         3,917        3,235

  Income taxes                                       1,724        1,423
                                                  --------     --------
INCOME OF CONTINUING OPERATIONS, NET OF TAXES        2,193        1,812

INCOME OF DISCONTINUED OPERATIONS, NET OF TAXES      1,048        2,258

NET LOSS ON SALE OF DIRECT RESPONSE              (  35,000)           -
                                                  --------     --------
NET INCOME (LOSS)                                (  31,759)       4,070

RETAINED EARNINGS, beginning of period             403,805      385,008

  Cash dividends, $.28 per share in
    1997 and $.265 per share in 1996             (   5,014)   (   4,873)
                                                  --------     --------
RETAINED EARNINGS, end of period                  $367,032     $384,205
                                                  ========     ========
EARNINGS (LOSS) PER COMMON SHARE
 (Primary and fully diluted):
   CONTINUING OPERATIONS                             $ .12        $ .10
   DISCONTINUED OPERATIONS                             .06          .12
   SALE OF DIRECT RESPONSE                          ( 1.95)           -
                                                     -----        -----
   TOTAL EARNINGS (LOSS) PER COMMON SHARE           ($1.77)       $ .22
                                                     =====        =====

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

      FOR THE THREE MONTHS ENDED MARCH 31, 1997 and 1996 (Unaudited)
                              (In Thousands)
                                                           1997        1996
                                                           ----        ----
OPERATING ACTIVITIES:
  Net income                                            ($31,759)    $ 4,070
   Less- Net income discontinued operations             (  1,048)   (  2,258)
       - Loss on sale of Direct Response                  35,000           -
  Adjustments to reconcile continuing operations net
   income to net cash provided by operating activities  (  3,672)   ( 11,880)
  Operating activities of discontinued operations          2,291    ( 13,837)
                                                         -------     -------
  Net cash provided (used) by operating activities           812    ( 23,905)
                                                         -------     -------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment             (  1,221)   (  1,021)
  Proceeds from sales of property, plant and equipment       661         469
  Payments for acquisition of businesses,
   net of cash acquired                                 (     51)   (  1,200)
  Investing activities of discontinued operations       (    524)        810
                                                         -------     -------
  Net cash used by investing activities                 (  1,135)   (    942)
                                                         -------     -------
FINANCING ACTIVITIES:
  Cash dividends                                        (  5,014)   (  4,874)
  Notes and loans payable                                  9,085      16,252
  Exercise of stock options                                    -       1,429
  Other common stock issuance                                173         192
  Financing activities of discontinued operations       (     76)   (    207)
                                                         -------     -------
  Net cash provided by financing activities                4,168      12,792
                                                         -------     -------
  Effect of exchange rate changes on cash
   and cash equivalents                                 (    714)        214
                                                         -------     -------
  Increase/(decrease) in cash and cash equivalents         3,131    ( 11,841)
  Cash and cash equivalents,
   beginning of year                                      10,306      12,871
                                                         -------     -------
  Cash and cash equivalents, end of quarter              $13,437     $ 1,030
                                                         =======     =======

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The consolidated condensed financial statements and related notes included herein have been prepared by the Company, without audit except for the December 31, 1996 condensed balance sheet, which was derived from the

Company's Annual Report on Form 10-K for the year ended December 31, 1996,

pursuant to the rules and regulations of the Securities and Exchange

Commission.  The audited balance sheet has been reclassified to reflect certain subsequently discontinued operations described in Note 2.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.



1.  ACCOUNTING POLICIES:

     The Company's financial statements for the three months ended March

31, 1997 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1996 consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K.  The

Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Notes and accounts receivable were net of reserves for uncollectible accounts, returns and allowances of $10,243,000 at March 31,

1997 and $9,891,000 at December 31, 1996.

     The Company recognizes revenue as merchandise is turned over to the shipper and a provision for anticipated merchandise returns and allowances is recorded based upon historical experience.  Amounts billed to customers for shipping and handling orders are netted against the associated costs.

     Continuing operations cash paid is as follows (in thousands):



                                             Three Months Ended
                                             March 31
                                             ------------------
                                                1997         1996
                                                ----         ----
      Interest                                $ 1,512      $ 1,115
      Income taxes                            $ 3,953     ($ 1,119)


2.  DISCONTINUED OPERATIONS:

     On April 22, 1997, the Company signed a definitive stock purchase agreement to sell the Company's United States Hamilton Direct Response businesses to The Crestley Collection, Ltd., an affiliate of The Bradford

Group, for approximately $46 million, including repayment of intercompany debt, subject to certain conditions.  The purchase price for the stock is

$17.5 million, which approximates book value.  The stock purchase and sale agreement provides for a long-term worldwide license agreement for

Bradford to sell products under license from the Company's Enesco Giftware

Group through the direct response channel.  The Hamilton Group is a direct marketer of collectible dolls, plates and figurines primarily in the

United States and in Canada, Germany and the United Kingdom.  The sale is expected to be completed during the second quarter.  In connection with the sale, the Company recorded, in the first quarter, a $35 million after tax charge or $1.95 per share. Bradford will not be acquiring the operating businesses in Canada, Germany and the United Kingdom, but they will be facilitating the closure of these businesses by the Company.

Immediately after the sale, the Company will close these businesses by selling the assets and paying closing costs.  The approximate components of the charge were as follows (in thousands):

     Write down of goodwill                       $23,000
     Write down of international current
       assets due to anticipated proceeds
       being less than carrying value               3,000
     Anticipated before tax loss until closing      1,000
     Closing costs of international operations
        and termination indemnities                 8,000
     Transaction fees                               2,000
                                                  -------
     Before tax charge                             37,000
     Anticipated tax benefit                        2,000
                                                  -------
     After tax charge                             $35,000
                                                  =======

     The anticipated income tax benefit is limited, since most of the international closing costs will not receive a tax benefit and the loss will be primarily capital in nature and the Company is unable to quantify the portion of such capital loss benefit which may ultimately be realized.

The charge reflects the Company's best estimate at this time.

     In late April 1997, the Company's Board approved a plan to actively seek the sale or other disposition of the Company's Direct Selling business segment during the next twelve months.  The Direct Selling Group is a manufacturer and distributor of home care and cosmetic items in Europe and

Latin America.  The disposition of the Direct Selling business segment is not anticipated to result in a loss.

     In accordance with the above, the applicable financial statements and related notes have been reclassified to present these two business segments as discontinued operations. Therefore, the net assets and operating results of these two business segments have been segregated and reported as discontinued operations in the Consolidated Balance Sheets, Statements of

Income and Statements of Cash Flows.

     Operating results of discontinued operations are summarized as follows

(in thousands):



                                                 Three Months Ended
                                                 March 31
                                                 ------------------
                                                    1997        1996
                                                    ----        ----
  Net sales of discontinued operations            $75,977     $84,335
                                                  =======     =======
  Income before income taxes from
    discontinued operations                       $ 2,204     $ 4,514
  Income taxes                                      1,156       2,256
                                                  -------     -------
  Net income of discontinued operations           $ 1,048     $ 2,258
                                                  =======     =======

  Loss on sale of Hamilton before income taxes   ($37,000)    $     -
  Income taxes (benefits)                        (  2,000)          -
                                                  -------     -------
  Net loss on sale of Hamilton                   ($35,000)    $     -
                                                  =======     =======
     Net assets of discontinued operations were as follows (in thousands):



                                                 March 31,   December 31,
                                                    1997        1996
                                                  --------   -----------
  Cash and certificates of deposit                $23,626     $17,154
  Notes and accounts receivable, net               40,973      44,237
  Inventories                                      37,262      37,382
  Prepaid expenses                                 29,783      32,885
  Net property, plant and equipment                19,480      21,468
  Other assets                                      1,161      24,046
  Notes and loans payable                        (     23)   (    107)
  Net intercompany payables                      ( 31,175)   ( 26,463)
  All other current liabilities                  ( 71,412)   ( 62,994)
  Long-term liabilities                          ( 11,548)   ( 12,742)
                                                  -------     -------
  Net assets of discontinued operations           $38,127     $74,866
                                                  =======     =======

3.  INVENTORY CLASSES:

     The major classes of inventories at March and December 3l were as follows (in thousands):


                                                March 31,  December 31,
                                                  1997        1996
                                                  ----        ----
     Raw materials and supplies                $  1,753    $  1,678
     Work in process                                806         959
     Finished goods in transit                   12,702      14,299
     Finished goods                              69,100      67,082
                                               --------    --------
                                               $ 84,361    $ 84,018
                                               ========    ========

4.  OTHER EXPENSE, NET:

     Other expense, net for the three months ended March 31, 1997 and 1996 consists of the following (in thousands):

                                                  1997       1996
                                                  ----       ----
     Interest income                             $  691     $  687
     Amortization of other assets               (   957)   (   986)
     Other, net                                 (   133)   (   111)
                                                 ------     ------
                                                ($  399)   ($  410)
                                                 ======     ======


5.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

     Earnings per common share are based on the average number of common shares outstanding and common share equivalents for the period covered.

For both years, there was no difference in earnings per share between primary and fully diluted earnings per share computations.  For the first quarter fully diluted computations, the average numbers of shares utilized were 17,926,000 and 18,480,000 shares for 1997 and 1996, respectively,

including common share equivalents of 21,000 in 1997 and 123,000 in 1996.

The lower average number of shares for the first quarter of 1997 primarily resulted from the repurchase of shares in the second quarter of 1996 as part of the Company's repurchase program.

     In February 1997, the Financial Accounting Standards Board adopted a new standard on accounting for earnings per share (EPS).  This new standard replaces the presentation of primary EPS with a presentation of basic EPS and changes the fully diluted terminology to diluted.  It also requires dual presentation of basic and diluted EPS on the face of the income statement.  Basic EPS excludes dilution and is computed by using the average number of common shares outstanding.  The standard will become effective for the Company in December 1997.  The pro-forma average shares and EPS for the first quarter would be as follows (in thousands, except per share amounts):

                                    First Three Months
                                    ------------------
                                      1997        1996
                                      ----        ----
       Earnings per common share
         basic                        $.18        $.22
         diluted                      $.18        $.22
       Average common shares
         basic                      17,905      18,357
         diluted                    17,926      18,480


6.  FINANCIAL INSTRUMENTS:

      The Company operates globally with various manufacturing and distribution facilities and product sourcing locations around the world.

The Company may reduce its exposure to fluctuations in foreign interest rates and exchange rates by creating offsetting positions through the use of derivative financial instruments.  The Company currently does not use derivative financial instruments for trading or speculative purposes.

      The notional amount of forward exchange contracts and options is the amount of foreign currency bought or sold at maturity.  The notional amount of interest rate swaps is the underlying principal amount used in determining the interest payments exchanged over the life of the swap.  The notional amounts are not a direct measure of the Company's exposure through its use of derivatives.

      The Company periodically uses interest rate swaps to hedge portions of interest payable on debt.  In addition, the Company may periodically employ interest rate caps to reduce exposure, if any, to increases in variable interest rates.  In October 1996, the Company entered into a three year interest rate swap with a notional amount of $50 million to effectively convert variable interest on debt to a fixed rate of 6.12%.

      The Company may periodically hedge foreign currency royalties, net investments in foreign subsidiaries, firm purchase commitments, contractual foreign currency cash flows or obligations, including third-party and intercompany foreign currency transactions.  The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

      The Company enters into various short-term foreign exchange agreements during the year.  The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates.  The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases. Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold.  At March 31, 1997, deferred amounts were not material.  The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations.  The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued.  The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income.  The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees.  From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables.  Gains and losses are recognized or the credit or debit offsets the foreign currency payables.  As of March

31, 1997, net deferred amounts on outstanding agreements were not material.

The outstanding agreement amounts (notional value) at March 31, 1997, are as follows (in thousands):



                   Canada                 $ 5,793
                   U.S.                     4,300
                   Germany                  2,400
                                          -------
                   Total                  $12,493
                                          =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

          AND RESULTS OF OPERATIONS

                               STANHOME INC.

                     THREE MONTHS ENDED MARCH 31, 1997



DISCONTINUED OPERATIONS:

     In late April 1997, the Company signed a definitive agreement to sell the Company's United States Hamilton Direct Response businesses to The

Crestley Collection, Ltd., an affiliate of The Bradford Group, for approximately $46 million, including repayment of intercompany debt,

subject to certain conditions.  The sale is scheduled to be completed during the second quarter.  In connection with the sale, the Company recorded in the first quarter 1997 a $35 million after tax charge consisting mainly of the write down of goodwill, current assets and associated transaction and severance costs.  Also, during April 1997, the

Company's Board approved a plan to actively seek the sale or other disposition of the Company's Direct Selling business segment during the next twelve months.  The disposition of the Direct Selling business segment is not anticipated to result in a loss.

     Accordingly, the applicable financial statements and related notes have been reclassified to present these two business segments as discontinued operations.  Therefore, the net assets and operating results of these two business segments have been segregated and reported as discontinued operations in the Consolidated Balance Sheets, Statements of

Income, and Statements of Cash Flows.

     Cash proceeds from the disposition of these two business segments will be used for share repurchases, debt repayment and acquisitions in the giftware industry.  Note 2, Discontinued Operations, to the Consolidated

Condensed Financial Statements provides additional information on the two discontinued operations.



CONTINUING OPERATIONS:

     NET SALES increased 2.5% in the first quarter of 1997 due primarily to unit volume growth in international markets.  International sales represented 18.4% of total 1997 first quarter sales compared to 15.8% in

1996.  Sales from a new business acquired in France at the end of the first quarter last year accounted for approximately 48% of the sales increase.

Sales in the United States decreased from lower volume, primarily attributable to the soft retail environment, increased numbers of customers at their credit limit and lower Precious Moments sales.  The Precious

Moments line represented 36.3% of the 1997 first quarter sales compared to

42.8% in 1996 and the Cherished Teddies line represented 23.7% of 1997 first quarter sales compared to 16% in 1996.  During the past few years the

Company has been able to increase the available supply of the Precious

Moments line to retailers.  Consequently, retailers have not ordered as much product in advance.  This trend is expected to continue.

     Gross profit increased 8.8% in the first quarter of 1997 and amounted to 48.4% of sales, compared to 45.6% of sales in the first quarter of 1996.

Gross profit improved principally due to improved margins on the sale of slow moving inventory, less sales discounting and improved international manufacturing margins from higher volumes.

     Selling, distribution, general and administrative expenses increased

8.5% in the first quarter of 1997 and amounted to 42.4% of sales, compared to 40% of sales in the first quarter of 1996.  The 1997 expenses were a higher percentage of sales principally due to a higher level of spending,

inflationary cost increases exceeding the sales increase and a higher provision for bad debts to reflect the exposure from the company's program of extended accounts receivable.

     Operating profit increased 21.1% in the first quarter of 1997 and amounted to 6.1% of sales compared to 5.6% of sales in the first quarter of

1996.  The improvement was due to a higher gross profit which was partially offset by higher selling, distribution, general and administrative expenses.

     In connection with the sale of Hamilton, the Company announced that it would downsize Corporate Headquarters and eventually sell its

Westfield, Massachusetts facility.  This will be accomplished after the disposal of the discontinued operations.  The facility has a book value of approximately $.8 million.  The Company has not established a formal downsizing plan for Corporate Headquarters.



INTERNATIONAL ECONOMIES AND CURRENCY

     The value of the U.S. dollar versus international currencies where the

Company conducts business impacts the results of these businesses.  In addition to the currency risks, the Company's international operations,

including sources of imported products, are subject to other risks of doing business abroad, including import or export restrictions and changes in economic and political climates.

     The fluctuations in net sales and operating profit margins from quarter to quarter are partially due to the seasonal characteristics of the

Company's business.



     INTEREST EXPENSE decreased slightly in the first quarter of 1997 compared to 1996 due to lower borrowing levels in 1997 compared to 1996.

Other expense, net is principally the amortization of goodwill and was approximately the same amount for 1997 and 1996.



     THE PROVISION FOR INCOME TAXES was 44% in the first quarter of 1997 and 1996.



FINANCIAL CONDITION

     The Company has historically satisfied its capital requirements with internally generated funds and short-term loans.  Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.

     The major sources of funds in the first quarter of 1997 from operating activities for continuing operations were from net income, depreciation,

amortization and lower levels of accounts receivable.  Due to seasonal sales volume, accounts receivable were down from year-end 1996.  Accounts receivable in the first quarter of 1997 increased 11% compared to the first quarter of 1996.  The increase exceeded the 2.5% first quarter 1997 sales increase due to the impact of the expansion of the Company's program of extended accounts receivable during 1996. Inventories decreased compared to the first quarter of 1996 due to timing. Total 1997 current liabilities, excluding loans payable, decreased from year-end 1996 levels due to lower seasonal volumes, but were higher than 1996 first quarter levels due to timing of payments.

     The major use of cash in investing activities in the first quarter of

1997 was for capital expenditures.  The Company has an acquisition program,

and may utilize funds for this purpose in the future.  Capital expenditure commitments for $11 million are forecasted for 1997.  Proceeds in 1997 from the sale of property, plant and equipment are primarily from the sale of a plant in Easthampton, Massachusetts.  The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

     The major use of cash in financing activities in the first quarter of

1997 was for dividends to shareholders.  The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market, depending on market conditions, and may utilize funds for this purpose in the future.  As of March 31, 1997, .8 million shares remained available for purchase under the program.  The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives.  The major source of funds from financing activities was from higher seasonal borrowings.  The aggregate exercise price of the total number of stock options outstanding was $84 million at March 31, 1997, and the Company could receive some or all of these funds in the future if the options are exercised.

     Net receivables from discontinued operations in the first quarter of

1997 increased from year-end levels due to higher intercompany seasonal loans and trading activity.  Net assets of discontinued operations decreased from year-end due principally to the expected $35 million loss of the disposition of the Direct Response business segment.

     Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items.  The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.  International currency fluctuations of $5,576,000 increased the cumulative translation component of shareholders' equity which contributed to the shareholders' equity decrease in the first three months of 1997.  The translation adjustments to the March 31, 1997 balance sheet that produced the 1997 change in the cumulative translation component of shareholders' equity were decreases in working capital by $2,281,000; decreases in net property, plant and equipment by $1,774,000 and other assets by $2,627,000; and a decrease in long-term liabilities by $1,106,000.  The Company depends upon its international operations to pay dividends and to make other payments to the

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

                        PART II.  OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   The Annual Meeting of Stockholders was held on April 24, 1997.

      (c) The first matter voted upon at the meeting was the election of Directors. The members of Class II were standing for election to a three-year term expiring at the Annual Meeting in 2000. Upon motion duly made and seconded, it was voted to elect
            Janet M. Clarke, Charles W. Elliott and Allan G. Keirstead as Class II Directors for a three-year term expiring at the Annual Meeting in 2000 and until their successors are elected and qualified. The votes for each of the candidates were reported as follows:

                  Janet M. Clarke         For:              15,257,312

                                          Withheld:            272,373

                  Charles W. Elliott      For:              15,277,070

                                          Withheld:            252,615

                  Allan G. Keirstead      For:              15,274,873

                                          Withheld:            254,812

            The second matter voted upon at the meeting was the ratification of the Board's appointment of Arthur Andersen LLP as independent accountants for 1997. Upon motion duly made and seconded, it was voted that the appointment by the Board of Directors at its March 5, 1997 meeting of Arthur Andersen LLP, independent certified public accountants, as independent accountants for the Company for its fiscal year ending December 31, 1997 be ratified and approved. The votes for the independent accountants were reported as follows:

                  Arthur Andersen LLP     For:              15,454,555

                                          Against:              36,494

                                          Abstain:              38,636

            The third matter voted upon at the meeting was a stockholder proposal recommending the utilization of investment bankers to enhance shareholder value. Upon motion duly made and seconded, it was voted that the stockholder proposal not be approved.
            The votes for the above referenced stockholder proposal were reported as follows:

                  Stockholder Proposal    For:               5,861,018

                                          Against:           7,913,644

                                          Abstain:             509,749

                                          Broker Non-Votes:  1,245,274

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

                              STANHOME INC.
                              (Registrant)



Date:  May 14, 1997           /s/G. William Seawright
                              _____________________________________
                              G. William Seawright
                              President and Chief Executive Officer



Date:  May 14, 1997           /s/Allan G. Keirstead
                              _____________________________________
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer

                               EXHIBIT INDEX

Reg. S-K
Item 601             Exhibit                            10-Q Page No.
_________            _______                            _____________

27                   Financial Data Schedule                  23
