Form 10-Q
period 1997-06-30
STANHOME INC
filed 1997-08-12
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 FORM 10-Q
 (Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

                               413-562-3631
___________________________________________________________________________
           (Registrant's telephone number, including area code)

                                    N/A
___________________________________________________________________________
       (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes  [X]    No [_]


                                                June 30,

                                          1997            1996
                                          ____            ____
Shares Outstanding:

      Common Stock with
      Associated Rights                17,458,993      17,898,467

                                                Total number of pages
                                                contained herein 71

                                                Index to Exhibits is
                                                on page 24

                      PART I.  FINANCIAL INFORMATION
                      ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    JUNE 30, 1997 and DECEMBER 31, 1996
                                (Unaudited)
                              (In Thousands)
                                                June 30,   December 31,
                                                  1997         1996
                                                  ----         ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit             $  7,016     $ 10,308

  Notes and accounts receivable, net            150,285      127,987

  Inventories                                    91,259       84,018

  Prepaid expenses                                3,615        3,500
                                               --------     --------
     Total current assets                       252,175      225,813
                                               --------     --------

PROPERTY, PLANT AND EQUIPMENT, at cost           80,292       80,813

  Less - Accumulated depreciation and
         amortization                            44,727       43,626
                                               --------     --------
                                                 35,565       37,187
                                               --------     --------
OTHER ASSETS:

  Goodwill and other intangibles, net            91,059      101,327
  Other                                          17,094       13,053
                                               --------     --------
                                                108,153      114,380
                                               --------     --------
NET RECEIVABLES FROM DISCONTINUED OPERATIONS          -       26,463
                                               --------     --------
NET ASSETS OF DISCONTINUED OPERATIONS            32,194       74,866
                                               --------     --------
                                               $428,087     $478,709
                                               ========     ========

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    JUNE 30, 1997 and DECEMBER 31, 1996
                                (Unaudited)
                              (In Thousands)
                                                  June 30,      December 31,
                                                    1997           1996
                                                    ----           ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes and loans payable                         $ 70,609       $ 78,577

  Accounts payable                                  37,460         33,916

  Federal, state and foreign taxes
    on income                                       20,664         16,676

  Accrued expenses--
    Royalties                                       10,062          9,725
    Payroll and commissions                          6,174          8,843
    Pensions and profit sharing                      4,156          7,716
    Vacation, sick and postretirement benefits       3,951          4,241
    Other                                           24,803         25,803
                                                  --------       --------
     Total current liabilities                     177,879        185,497
                                                  --------       --------
LONG-TERM LIABILITIES:
  Postretirement benefits                           14,949         14,384
                                                  --------       --------
     Total long-term liabilities                    14,949         14,384
                                                  --------       --------
NET PAYABLES TO DISCONTINUED OPERATIONS             10,036              -
                                                  --------       --------
SHAREHOLDERS' EQUITY:
  Common stock                                       3,154          3,154

  Capital in excess of par value                    45,575         44,862

  Retained earnings                                373,706        403,805

  Cumulative translation adjustments             (  30,888)     (  21,121)
                                                  --------       --------
                                                   391,547        430,700
  Less - Shares held in treasury, at cost          166,324        151,872
                                                  --------       --------
     Total shareholders' equity                    225,223        278,828
                                                  --------       --------
                                                  $428,087       $478,709
                                                  ========       ========

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

         FOR THE QUARTERS ENDED JUNE 30, 1997 and 1996 (Unaudited)
                 (In thousands, except per share amounts)

                                                    1997         1996
                                                    ----         ----
NET SALES                                         $137,002     $130,823

COST OF SALES                                       73,203       69,103
                                                  --------     --------
GROSS PROFIT                                        63,799       61,720

SELLING, DISTRIBUTION, GENERAL
  AND ADMINISTRATIVE EXPENSES                       43,901       42,456
                                                  --------     --------
OPERATING PROFIT                                    19,898       19,264
  Interest expense                               (   1,804)   (   1,862)
  Other expense, net                             (     667)   (     758)
                                                  --------     --------
INCOME BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS                        17,427       16,644

  Income taxes                                       7,668        7,324
                                                  --------     --------
INCOME OF CONTINUING OPERATIONS, NET OF TAXES        9,759        9,320

INCOME OF DISCONTINUED OPERATIONS, NET OF TAXES      1,810        1,631

NET LOSS ON SALE OF DIRECT RESPONSE                      -            -
                                                  --------     --------
NET INCOME (LOSS)                                 $ 11,569     $ 10,951
                                                  ========     ========
EARNINGS (LOSS) PER COMMON SHARE
 (Primary and fully diluted):
   CONTINUING OPERATIONS                             $ .55        $ .51
   DISCONTINUED OPERATIONS                             .10          .09
   SALE OF DIRECT RESPONSE                               -            -
                                                     -----        -----
   TOTAL EARNINGS (LOSS) PER COMMON SHARE            $ .65        $ .60
                                                     =====        =====








The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE SIX MONTHS ENDED JUNE 30, 1997 and 1996 (Unaudited)
                 (In thousands, except per share amounts)

                                                    1997         1996
                                                    ----         ----
NET SALES                                         $239,062     $230,435

COST OF SALES                                      125,836      123,299
                                                  --------     --------
GROSS PROFIT                                       113,226      107,136

SELLING, DISTRIBUTION, GENERAL
  AND ADMINISTRATIVE EXPENSES                       87,126       82,287
                                                  --------     --------
OPERATING PROFIT                                    26,100       24,849
  Interest expense                               (   3,690)   (   3,802)
  Other expense, net                             (   1,066)   (   1,168)
                                                  --------     --------
INCOME BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS                        21,344       19,879

  Income taxes                                       9,392        8,747
                                                  --------     --------
INCOME OF CONTINUING OPERATIONS, NET OF TAXES       11,952       11,132

INCOME OF DISCONTINUED OPERATIONS, NET OF TAXES      2,858        3,889

NET LOSS ON SALE OF DIRECT RESPONSE              (  35,000)           -
                                                  --------     --------
NET INCOME (LOSS)                                (  20,190)      15,021

RETAINED EARNINGS, beginning of period             403,805      385,008

  Cash dividends, $.56 per share in
    1997 and $.53 per share in 1996              (   9,909)   (   9,616)
                                                  --------     --------
RETAINED EARNINGS, end of period                  $373,706     $390,413
                                                  ========     ========
EARNINGS (LOSS) PER COMMON SHARE
 (Primary and fully diluted):
   CONTINUING OPERATIONS                             $ .67        $ .61
   DISCONTINUED OPERATIONS                             .15          .21
   SALE OF DIRECT RESPONSE                          ( 1.95)           -
                                                     -----        -----
   TOTAL EARNINGS (LOSS) PER COMMON SHARE           ($1.13)       $ .82
                                                     =====        =====

The accompanying notes are an integral part of these condensed financial statements.

                               STANHOME INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

        FOR THE SIX MONTHS ENDED JUNE 30, 1997 and 1996 (Unaudited)
                              (In Thousands)
                                                           1997        1996
                                                           ----        ----
OPERATING ACTIVITIES:
  Net income                                            ($20,190)    $15,021
   Less- Net income discontinued operations             (  2,858)   (  3,889)
       - Loss on sale of Direct Response                  35,000           -
  Adjustments to reconcile continuing operations net
   income to net cash provided by operating activities  ( 40,110)   ( 33,265)
  Operating activities of discontinued operations         59,587    ( 13,118)
                                                         -------     -------
  Net cash provided (used) by operating activities        31,429    ( 35,251)
                                                         -------     -------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment             (  2,177)   (  1,945)
  Proceeds from sales of property, plant and equipment       658         637
  Payments for acquisition of businesses,
   net of cash acquired                                 (     36)   (  1,484)
  Investing activities of discontinued operations       (    892)   (     28)
                                                         -------     -------
  Net cash used by investing activities                 (  2,447)   (  2,820)
                                                         -------     -------
FINANCING ACTIVITIES:
  Cash dividends                                        (  9,909)   (  9,617)
  Exchanges and purchases of common stock               ( 14,636)   ( 15,178)
  Notes and loans payable                               (  7,872)     49,930
  Exercise of stock options                                  667       1,691
  Other common stock issuance                                230         267
  Financing activities of discontinued operations       (     97)   (    280)
                                                         -------     -------
  Net cash provided (used) by financing activities      ( 31,617)     26,813
                                                         -------     -------
  Effect of exchange rate changes on cash
   and cash equivalents                                 (    657)   (    132)
                                                         -------     -------
  Increase/(decrease) in cash and cash equivalents      (  3,292)   ( 11,390)
  Cash and cash equivalents,
   beginning of year                                      10,306      12,871
                                                         -------     -------
  Cash and cash equivalents, end of quarter              $ 7,014     $ 1,481
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



1.  ACCOUNTING POLICIES:

     The Company's financial statements for the six months ended June 30,

1997 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1996 consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K.  The

Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Notes and accounts receivable were net of reserves for uncollectible accounts, prompt payment discounts, returns and allowances of

$12,754,000 at June 30, 1997 and $9,891,000 at December 31, 1996.

     The Company recognizes revenue as merchandise is turned over to the shipper and a provision for anticipated merchandise returns and allowances is recorded based upon historical experience.  Amounts billed to customers for shipping and handling orders are netted against the associated costs.

     Continuing operations cash paid is as follows (in thousands):



                                             Six Months Ended
                                             June 30
                                             ------------------
                                                1997         1996
                                                ----         ----
      Interest                                $ 3,243      $ 2,569
      Income taxes                            $ 9,780      $ 5,783


2.  DISCONTINUED OPERATIONS:

     On May 22, 1997, the Company completed the previously announced sale of the Company's United States Hamilton Direct Response businesses to The

Crestley Collection, Ltd., an affiliate of The Bradford Group, for approximately $48 million, including repayment of intercompany debt,

subject to certain conditions.  The purchase price for the stock is $17.5 million, which approximates book value.  The stock purchase and sale agreement provides for a long-term worldwide license agreement for

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

$35 million after tax charge or $1.95 per share. Bradford will not be acquiring the operating businesses in Canada, Germany and the United

Kingdom, but they will be facilitating the closure of these businesses by the Company.  The Company is in the process of closing these businesses by selling the assets and paying closing costs.  The approximate components of the charge were as follows (in thousands):



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

Income and Statements of Cash Flows.

     Operating results of discontinued operations are summarized as follows

(in thousands):



                                                 Six Months Ended
                                                 June 30
                                                 ------------------
                                                    1997        1996
                                                    ----        ----
  Net sales of discontinued operations           $122,631    $171,711
                                                  =======     =======
  Income before income taxes from
    discontinued operations                       $ 6,122     $ 7,602
  Income taxes                                      3,264       3,713
                                                  -------     -------
  Net income of discontinued operations           $ 2,858     $ 3,889
                                                  =======     =======

  Loss on sale of Hamilton before income taxes   ($37,000)    $     -
  Income taxes (benefits)                        (  2,000)          -
                                                  -------     -------
  Net loss on sale of Hamilton                   ($35,000)    $     -
                                                  =======     =======
     Net assets of discontinued operations were as follows (in thousands):



                                                  June 30,   December 31,
                                                    1997        1996
                                                  --------   -----------
  Cash and certificates of deposit                $18,763     $17,154
  Notes and accounts receivable, net               21,927      44,237
  Inventories                                      21,161      37,382
  Prepaid expenses                                  2,684      32,885
  Net property, plant and equipment                16,617      21,468
  Other assets                                        800      24,046
  Net intercompany receivables/(payables)          10,036    ( 26,463)
  Notes and loans payable                               -    (    107)
  All other current liabilities                  ( 48,597)   ( 62,994)
  Long-term liabilities                          ( 11,197)   ( 12,742)
                                                  -------     -------
  Net assets of discontinued operations           $32,194     $74,866
                                                  =======     =======

3.  INVENTORY CLASSES:

     The major classes of inventories at June 30 and December 3l were as follows (in thousands):


                                                June 30,   December 31,
                                                  1997        1996
                                                  ----        ----
     Raw materials and supplies                $  1,444    $  1,678
     Work in process                                848         959
     Finished goods in transit                   14,517      14,299
     Finished goods                              74,450      67,082
                                               --------    --------
                                               $ 91,259    $ 84,018
                                               ========    ========

4.  OTHER EXPENSE, NET:

     Other expense, net for the quarters and six months ended June 30,

1997 and 1996 consists of the following (in thousands):


                                              Quarters Ended June 30
                                              ----------------------
                                                  1997       1996
                                                  ----       ----
     Interest income                             $  366     $  157
     Amortization of other assets               ( 1,062)   ( 1,029)
     Other, net                                      29        114
                                                 ------     ------
                                                ($  667)   ($  758)
                                                 ======     ======

                                             Six Months Ended June 30
                                             ------------------------
                                                  1997       1996
                                                  ----       ----
     Interest income                             $1,057     $  844
     Amortization of other assets               ( 2,019)   ( 2,015)
     Other, net                                 (   104)         3
                                                 ------     ------
                                                ($1,066)   ($1,168)
                                                 ======     ======
5.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

     Earnings per common share are based on the average number of common shares outstanding and common share equivalents for the periods covered.

For both years, there was no difference in earnings per share between primary and fully diluted earnings per share computations.  For the second quarter, the average number of shares utilized in the fully diluted computation was 17,781,000 and 18,219,000 shares for 1997 and 1996,

respectively.  The average number of shares utilized in the fully diluted computation for the six months ended June 30 was 17,897,000 for 1997 and

18,300,000 for 1996.  Both 1997 computations included common share equivalents of 146,000 and both 1996 computations included common share equivalents of 66,000.  The lower average number of shares for the second quarter and first six months of 1997 primarily resulted from the repurchase of shares as part of the Company's repurchase program.

     In February 1997, the Financial Accounting Standards Board adopted a new standard on accounting for earnings per share (EPS).  This new standard replaces the presentation of primary EPS with a presentation of basic EPS and changes the fully diluted terminology to diluted.  It also requires dual presentation of basic and diluted EPS on the face of the income statement.  Basic EPS excludes dilution and is computed by using the average number of common shares outstanding.  The standard will become effective for the Company in December 1997.  The pro forma average shares and EPS for the second quarter and first six months would be as follows

(in thousands, except per share amounts):

                                  Second Quarter       First Six Months
                                  --------------       ----------------
                                  1997       1996        1997      1996
                                  ----       ----        ----      ----
   Pro forma:
   Earnings per common share
     basic                        $.66       $.60        $.82      $.82
     diluted                      $.65       $.60        $.82      $.82
   Average common shares
     basic                      17,635     18,153      17,751    18,234
     diluted                    17,781     18,219      17,897    18,300

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

      The Company enters into various short-term foreign exchange agreements during the year. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates.  The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases.  Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold.  At June 30, 1997, deferred amounts were not material.  The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations.  The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued.  The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income.  The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees.  From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables.  Gains and losses are recognized or the credit or debit offsets the foreign currency payables.  If anticipated foreign currency requirements would disappear, the Company would record any gain or loss in income.  As of June 30, 1997, net deferred amounts on outstanding agreements were not material.  The outstanding agreement amounts (notional value) at June 30, 1997, are as follows (in thousands):

                   Canada                 $ 5,802
                   U.S.                     5,050
                   Germany                  2,292
                                          -------
                   Total                  $13,144
                                          =======
                                   -14-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         AND RESULTS OF OPERATIONS

                               STANHOME INC.

                QUARTER AND SIX MONTHS ENDED JUNE 30, 1997



DISCONTINUED OPERATIONS:

     On May 22, 1997, the Company completed the previously announced sale of the Company's United States Hamilton Direct Response businesses to The

Crestley Collection, Ltd., an affiliate of The Bradford Group, for approximately $48 million, including repayment of intercompany debt,

subject to certain conditions.  In connection with the sale, the Company recorded in the first quarter 1997 a $35 million after tax charge consisting mainly of the write down of goodwill, current assets and associated transaction and severance costs.  Also, during April 1997, the

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



CONTINUING OPERATIONS:

     NET SALES in 1997 increased 4.7% in the second quarter and 3.7% for the first six months due primarily to unit volume growth in the United

States and in international markets.  International sales increased 17.8%

and represented 16.5% of year-to-date sales compared to 14.5% in 1996.

Sales from a new business acquired in France at the end of the first quarter last year accounted for approximately 15% of the year-to-date sales increase.  Year-to-date sales in the United States increased 1.4% in a soft retail environment, with increased numbers of customers at their credit limit.  The Precious Moments line sales decreased and represented 40.5% of the 1997 year-to-date sales compared to 43.9% in 1996, while the Cherished

Teddies line sales increased and represented 21.7% of 1997 year-to-date sales compared to 16.7% in 1996.  During the past few years the Company has been able to increase the available supply and accelerate delivery of the products, particularly the Precious Moments line, to retailers.

Consequently, retailers have not ordered as much product in advance.

Principally reflecting the improved supply and delivery of products, total unfilled orders as of June 30, 1997 were down approximately $15 million or

11% compared to June 30, 1996.  This trend is expected to continue.

     Gross profit in 1997 increased for the second quarter and first six months due to higher sales and a lower cost of sales percentage.  For the first six months of 1997 cost of sales represented 52.6% of sales compared to 53.5% of sales in 1996.  The lower cost of sales percentage was due to improved margins on the sale of slow moving inventories, less sales discounting and sales mix.

     Selling, distribution, general and administrative expenses for 1997 increased for the second quarter and first six months and year-to-date amounted to 36.4% of sales, compared to 35.7% of sales in the first six months of 1996.  The 1997 expenses were a higher percentage of sales principally due to a higher level of spending, inflationary cost increases,

and a higher provision for bad debts to reflect the exposure from the company's program of extended accounts receivable.

     Operating profit increased in the second quarter and first six months due to the factors described above.  The year-to-date improvement in operating profit as a percentage of sales was due to a higher gross profit which was partially offset by higher selling, distribution, general and administrative expenses.

     In connection with the sale of Hamilton, the Company announced that it would downsize Corporate Headquarters and eventually sell its

Westfield, Massachusetts facility.  This will be accomplished after the disposal of the Direct Selling discontinued operation.  The facility has a book value of approximately $.8 million.  The Company has not established a formal downsizing plan for Corporate Headquarters.



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

Company's business.



     INTEREST EXPENSE decreased slightly in the second quarter and first six months of 1997 compared to 1996 due to lower borrowing levels in 1997 compared to 1996.  Other expense, net is principally the amortization of goodwill and was approximately the same amount for 1997 and 1996.



     THE PROVISION FOR INCOME TAXES was 44% in the second quarter and first six months of 1997 and 1996.



FINANCIAL CONDITION

     The Company has historically satisfied its capital requirements with internally generated funds and short-term loans.  Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.

     The major sources of funds in the first six months of 1997 from operating activities for continuing operations were from net income,

depreciation and amortization.  The major uses of funds were increased accounts receivable which increased due to the higher sales volume, timing of sales in the quarter and extended credit programs; increased inventories to support the higher sales volume; increased other assets reflecting the addition of a long-term escrow deposit related to the sale of Hamilton

U.S.; and lower accounts payable and accrued expenses due principally to timing and the payment of year-end payrolls and benefits.  Accounts receivable in the second quarter of 1997 increased 9% compared to the second quarter of 1996. The increase exceeded the 4.7% second quarter 1997 sales increase due to the impact of the expansion of the Company's program of extended accounts receivable terms.

     The major use of cash in investing activities in the first six months of 1997 was for capital expenditures.  The Company has an acquisition program, and may utilize funds for this purpose in the future.  Capital expenditure commitments for $11 million are forecasted for 1997.  Proceeds in 1997 from the sale of property, plant and equipment are primarily from the sale of a plant in Easthampton, Massachusetts.  The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

     The major uses of cash in financing activities in the first six months of 1997 were for dividends to shareholders, purchases of common stock and reduced borrowings.  Purchases of common stock principally included shares repurchased by the Company.  During the first six months this year, the

Company repurchased 487 thousand shares for $14.6 million.  The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market, depending on market conditions, and may utilize funds for this purpose in the future.  As of June 30, 1997, .3 million shares remained available for purchase under the program.  On July

23, 1997, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's outstanding common stock under its ongoing stock repurchase program, to be used for general corporate purposes or employee benefit plans.  Share purchases will be made from time to time in the open market or in private transactions, depending on market and business conditions. The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the

Company's view, one of its best investment alternatives.  The aggregate exercise price of the total number of stock options outstanding was $83 million at June 30, 1997, and the Company could receive some or all of these funds in the future if the options are exercised.

     Loans payable were reduced by the proceeds from the sale of the

Company's United States Hamilton Direct Response businesses.  Net payables to discontinued operations on the balance sheet are principally intercompany loans from the Direct Selling Group.  Net receivables from discontinued operations and net assets of discontinued operations decreased principally due to the impact from the sale of the Company's United States

Hamilton business and net loss on disposition.

     Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items.  The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.  International currency fluctuations of $9,767,000 increased the cumulative translation component of shareholders' equity which contributed to the shareholders' equity decrease in the first six months of 1997.  The translation adjustments to the June 30, 1997 balance sheet that produced the 1997 change in the cumulative translation component of shareholders' equity were decreases in net discontinued operations by $3,135,000; and continuing operations decreases in working capital by $291,000, decreases in net property, plant and equipment by $185,000 and other assets by $6,156,000. The Company depends upon its international operations to pay dividends and to make other payments to the Company. The Company's international operations are subject to the risks of doing business abroad including currency, economic and political.

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

                                 PART II. OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

      (a)         Exhibits

       -          Amendment of G. William Seawright Employment Agreement

       -          Amendment of G. William Seawright Retirement Agreement

       -          Amendment of Allan G. Keirstead Supplemental Retirement
                  Contract

       - Second Amendment to the Supplemental Retirement Contract with Ronald R. Jalbert

       -          Thomas E. Evangelista Agreement

       -          Carmen J. Mascaro Agreement

       -          Bruce H. Wyatt Retirement Agreement

       -          John J. Dur Separation Letter Agreement

       - Form of Retention Benefits Plan as described in the Estimated Termination Benefits Summary Letters for Stanhome Inc. Corporate Headquarters Exempt Employees (Similar plans exist with Allan G. Keirstead, Bruce H. Wyatt, Ronald R. Jalbert, Thomas E. Evangelista, and Carmen J. Mascaro)

       -          Second Amendment to Stanhome Inc. Supplemental Pension
                  Plan

       - Stanhome Supplemental Investment Savings Plan, as amended and restated

       -          Financial Data Schedule

      (b)         Reports on Form 8-K

       - A Current Report on Form 8-K dated May 22, 1997 was filed by Stanhome Inc. with the Securities and Exchange Commission on June 5, 1997 reporting under Item 2 and Item 7 regarding the disposition of the Company's U.S. Hamilton Direct Response Group together with the associated pro forma condensed consolidated balance sheet dated March 31, 1997 and pro forma condensed consolidated statements of income for the three months ended March 31, 1997 and for the year ended December 31, 1996.


All other items hereunder are omitted because either such item is inapplicable or the response to it is negative.

                              Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STANHOME INC.
                              (Registrant)



Date:  August 12, 1997
                              /s/G. William Seawright
                              G. William Seawright
                              President and Chief Executive Officer



Date:  August 12, 1997
                              /s/Allan G. Keirstead
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer

                               EXHIBIT INDEX

Reg. S-K
Item 601             Exhibit                            10-Q Page No.
_________            _______                            _____________
10(a)                Amendment of G. William Seawright        25
                     Employment Agreement

10(b)                Amendment of G. William Seawright        26
                     Retirement Agreement

10(c)                Amendment of Allan G. Keirstead          28
                     Supplemental Retirement Contract

10(d)                Second Amendment to the Supplemental     29
                     Retirement Contract with
                     Ronald R. Jalbert

10(e)                Thomas E. Evangelista Agreement          31

10(f)                Carmen J. Mascaro Agreement              35

10(g)                Bruce H. Wyatt Retirement Agreement      39

10(h)                John J. Dur Separation Letter Agreement  48

10(i)                Form of Retention Benefits Plan as       51
                     described in the Estimated Termination
                     Benefits Summary Letters for
                     Stanhome Inc. Corporate Headquarters
                     Exempt Employees (Similar plans exist
                     with Allan G. Keirstead, Bruce H. Wyatt,
                     Ronald R. Jalbert, Thomas E. Evangelista,
                     and Carmen J. Mascaro)

10(j)                Second Amendment to Stanhome Inc.        52
                     Supplemental Pension Plan

10(k)                Stanhome Supplemental Investment         53
                     Savings Plan, as amended and
                     restated

27                   Financial Data Schedule                  71
