Form 10-Q
period 1997-09-30
STANHOME INC
filed 1997-11-13
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

                                     OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________ to _________.

                       Commission File Number 0-1349

                               Stanhome Inc.
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


       Massachusetts                                   04-1864170
------------------------------------              ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


            333 Western Avenue, Westfield, Massachusetts 01085
---------------------------------------------------------------------------
            (Address of principal executive offices) (Zip Code)

                                413-562-3631
---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                    N/A
---------------------------------------------------------------------------
       (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


                                                   September 30,
                                                 1997          1996
                                                 ----          ----
Shares Outstanding:

         Common Stock with
         Associated Rights                   17,419,333       17,899,443

                 Total number of pages contained herein 26

                      Index to Exhibits is on page 25




                       PART I. FINANCIAL INFORMATION
                       ------------------------------

ITEM. 1.  FINANCIAL STATEMENTS

                               STANHOME INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                  SEPTEMBER 30, 1997 and DECEMBER 31, 1996
                                (Unaudited)
                               (In Thousands)

                                                September 30,     December 31,
                                                    1997             1996
                                                    ----             ----

ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit                 $ 16,287          $ 10,308

  Notes and accounts receivable, net                175,632           127,987

  Inventories                                       104,619            84,018

  Prepaid expenses                                    3,025             3,500
                                                   --------          --------
     Total current assets                           299,563           225,813
                                                   --------          --------

PROPERTY, PLANT AND EQUIPMENT, at cost               80,895            80,813

  Less - Accumulated depreciation and
           amortization                              46,313            43,626
                                                   --------          --------
                                                     34,582            37,187
                                                   --------          --------
OTHER ASSETS:

  Goodwill and other intangibles, net                90,503           101,327
  Other                                              21,575            13,053
                                                   --------          --------
                                                    112,078           114,380
                                                   --------          --------
NET RECEIVABLES FROM DISCONTINUED OPERATIONS              -            26,463
                                                   --------          --------
NET ASSETS OF DISCONTINUED OPERATIONS                21,994            74,866
                                                   --------          --------
                                                   $468,217          $478,709
                                                   ========          ========

The accompanying notes are an integral part of these condensed financial statements.


                               STANHOME INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  SEPTEMBER 30, 1997 and DECEMBER 31, 1996
                                (Unaudited)
                               (In Thousands)

                                                  September 30,   December 31,
                                                      1997           1996
                                                      ----           ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes and loans payable                            $119,264        $ 78,577

  Accounts payable                                     30,595          33,916

  Federal, state and foreign taxes on income           23,889          16,676

  Accrued expenses--
    Royalties                                           8,981           9,725
    Payroll and commissions                             4,670           8,843
    Vacation, sick and postretirement benefits          4,012           4,241
    Pensions and profit sharing                         2,713           7,716
    Other                                              44,383          25,803
                                                     --------        --------
     Total current liabilities                        238,507         185,497
                                                     --------        --------
LONG-TERM LIABILITIES:
  Postretirement benefits                              15,567          14,384
                                                     --------        --------
     Total long-term liabilities                       15,567          14,384
                                                     --------        --------
SHAREHOLDERS' EQUITY:
  Common stock                                          3,154           3,154

  Capital in excess of par value                       46,729          44,862

  Retained earnings                                   365,377         403,805

  Cumulative translation adjustments                (  32,243)      (  21,121)
                                                     --------        --------
                                                      383,017         430,700
  Less - Shares held in treasury, at cost             168,874         151,872
                                                     --------        --------
     Total shareholders' equity                       214,143         278,828
                                                     --------        --------
                                                     $468,217        $478,709
                                                     ========        ========

The accompanying notes are an integral part of these condensed financial statements.


                               STANHOME INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 and 1996 (Unaudited)
                  (In thousands, except per share amounts)


                                                               1997         1996
                                                               ----         ----

NET SALES                                                    $128,261     $144,756

COST OF SALES                                                  72,570       76,958
                                                             --------     --------
GROSS PROFIT                                                   55,691       67,798

SELLING, DISTRIBUTION, GENERAL
  AND ADMINISTRATIVE EXPENSES                                  55,951       42,771
                                                             --------     --------
OPERATING PROFIT (LOSS)                                     (     260)      25,027
  Interest expense                                          (   1,678)   (   2,363)
  Other expense, net                                        (     978)   (     897)
                                                             --------     --------
INCOME (LOSS) BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS                                (   2,916)      21,767

  Income taxes                                              (     164)       9,577
                                                             --------     --------
INCOME (LOSS) OF CONTINUING OPERATIONS, NET OF TAXES        (   2,752)      12,190

INCOME (LOSS) OF DISCONTINUED OPERATIONS, NET OF TAXES      (     700)   (     737)

NET LOSS ON SALE OF DIRECT RESPONSE                                 -            -
                                                             --------     --------
NET INCOME (LOSS)                                           ($  3,452)    $ 11,453
                                                             ========     ========
EARNINGS (LOSS) PER COMMON SHARE,
 (Primary and fully diluted):
    CONTINUING OPERATIONS                                      ($ .16)       $ .68
    DISCONTINUED OPERATIONS                                    (  .04)      (  .04)
    SALE OF DIRECT RESPONSE                                         -            -
                                                                -----        -----
    TOTAL EARNINGS (LOSS) PER COMMON SHARE                     ($ .20)       $ .64
                                                                =====        =====




The accompanying notes are an integral part of these condensed financial statements.


                               STANHOME INC.
     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996 (Unaudited)
                  (In thousands, except per share amounts)


                                                       1997         1996
                                                       ----         ----

NET SALES                                            $367,323     $375,191

COST OF SALES                                         198,406      200,257
                                                     --------     --------
GROSS PROFIT                                          168,917      174,934

SELLING, DISTRIBUTION, GENERAL
  AND ADMINISTRATIVE EXPENSES                         143,077      125,058
                                                     --------     --------
OPERATING PROFIT                                       25,840       49,876
  Interest expense                                  (   5,368)   (   6,165)
  Other expense, net                                (   2,044)   (   2,065)
                                                     --------     --------
INCOME BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS                           18,428       41,646

  Income taxes                                          9,228       18,324
                                                     --------     --------
INCOME OF CONTINUING OPERATIONS, NET OF TAXES           9,200       23,322

INCOME OF DISCONTINUED OPERATIONS, NET OF TAXES         2,158        3,152

NET LOSS ON SALE OF DIRECT RESPONSE                 (  35,000)           -
                                                     --------     --------
NET INCOME (LOSS)                                   (  23,642)      26,474

RETAINED EARNINGS, beginning of period                403,805      385,008

  Cash dividends, $.84 per share in 1997 and
    $.81 per share in 1996                          (  14,786)   (  14,628)
                                                     --------     --------
RETAINED EARNINGS, end of period                     $365,377     $396,854
                                                     ========     ========
EARNINGS (LOSS) PER COMMON SHARE:
  (Primary and fully diluted)
    CONTINUING OPERATIONS                               $ .51        $1.29
    DISCONTINUED OPERATIONS                               .12          .17
    SALE OF DIRECT RESPONSE                            ( 1.96)           -
                                                        -----        -----
    TOTAL EARNINGS (LOSS) PER COMMON SHARE             ($1.33)       $1.46
                                                        =====        =====

The accompanying notes are an integral part of these condensed financial statements.


                               STANHOME INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996 (Unaudited)
                               (In Thousands)


                                                                1997        1996
                                                                ----        ----

OPERATING ACTIVITIES:
  Net income                                                  ($23,642)    $26,474
   Less- Net income discontinued operations                   (  2,158)   (  3,152)
       - Loss on sale of Direct Response                        35,000           -
  Adjustments to reconcile continuing operations net
   income to net cash provided by operating activities        ( 62,600)   ( 40,914)
  Operating activities of discontinued operations               47,178    (  7,280)
                                                               -------     -------
  Net cash provided (used) by operating activities            (  6,222)   ( 24,872)
                                                               -------     -------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                   (  3,122)   (  3,723)
  Proceeds from sales of property, plant and equipment             722         575
  Payments for acquisition of businesses,
   net of cash acquired                                       (     53)   (  1,566)
  Investing activities of discontinued operations             (  1,195)   (    655)
                                                               -------     -------
  Net cash used by investing activities                       (  3,648)   (  5,369)
                                                               -------     -------
FINANCING ACTIVITIES:
  Cash dividends                                              ( 14,786)   ( 14,628)
  Exchanges and purchases of common stock                     ( 17,376)   ( 15,178)
  Notes and loans payable                                       40,856      58,945
  Exercise of stock options                                      2,005       1,692
  Other common stock issuance                                      237         293
  Financing activities of discontinued operations                6,071         706
                                                               -------     -------
  Net cash provided (used) by financing activities              17,007      31,830
                                                               -------     -------
  Effect of exchange rate changes on cash
   and cash equivalents                                       (  1,158)   (    418)
                                                               -------     -------
  Increase/(decrease) in cash and cash equivalents               5,979       1,171

  Cash and cash equivalents, beginning of year                  10,306      12,871
                                                               -------     -------
  Cash and cash equivalents, end of quarter                    $16,285     $14,042
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

1.  ACCOUNTING POLICIES:

     The Company's financial statements for the three and nine months ended September 30, 1997 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1996 consolidated financial statements included in the Company's 1996 Annual Report on Form 10-K. The Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Notes and accounts receivable were net of reserves for uncollectible accounts, prompt payment discounts, returns and allowances of $13,990,000 at September 30, 1997 and $9,891,000 at December 31, 1996.

     The Company recognizes revenue as merchandise is turned over to the shipper and a provision for anticipated merchandise returns and allowances is recorded based upon historical experience. Amounts billed to customers for shipping and handling orders are netted against the associated costs.

       Continuing operations cash paid is as follows (in thousands):

                                                   Nine Months Ended
                                                      September 30
                                                   ------------------
                                                 1997               1996
                                                 ----               ----
          Interest                             $ 4,438            $ 5,616
          Income taxes                         $ 5,161            $ 4,325

2.  DISCONTINUED OPERATIONS:

     On May 22, 1997, the Company completed the previously announced sale of the Company's United States Hamilton Direct Response businesses to The Crestley Collection, Ltd., an affiliate of The Bradford Group, for approximately $48 million, including repayment of intercompany debt, subject to certain conditions. The purchase price for the stock is $17.5 million, which approximates book value. The stock purchase and sale agreement provides for a long-term worldwide license agreement for Bradford to sell products under license from the Company's Enesco Giftware Group through the direct response channel. The Hamilton Group is a direct marketer of collectible dolls, plates and figurines primarily in the United States and in Canada, Germany and the United Kingdom. In connection with the sale, the Company recorded, in the first quarter, a $35 million after tax charge or $1.96 per share, based on the average shares fully diluted for the first nine months of 1997. Bradford did not acquire the operating businesses in Canada, Germany and the United Kingdom, but it is facilitating the closure of these businesses by the Company. The Company is in the process of closing these businesses by selling the assets and paying closing costs. The approximate components of the charge were as follows (in thousands):

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
                                                            =======

     The anticipated income tax benefit is limited, since most of the international closing costs will not result in a tax benefit and the loss charged will be primarily capital in nature and the Company is unable to quantify the portion of such capital loss benefit which may ultimately be realized. The charge reflects the Company's best estimate at this time.

     In late April 1997, the Company's Board approved a plan to actively seek the sale or other disposition of the Company's Direct Selling business segment during the next twelve months. The Direct Selling Group is a manufacturer and distributor of home care and cosmetic items in Europe and Latin America. The gain or loss on the disposition of the Direct Selling business segment is not anticipated to be material.

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

     Operating results of discontinued operations are summarized as follows (in thousands):

                                                        Nine Months Ended
                                                           September 30
                                                        ------------------
                                                          1997          1996
                                                          ----          ----
     Net sales of discontinued operations              $151,128      $237,337
                                                        =======       =======
     Income before income taxes from
       discontinued operations                          $ 4,632       $ 5,930
     Income taxes                                         2,474         2,778
                                                        -------       -------
     Net income of discontinued operations              $ 2,158       $ 3,152
                                                        =======       =======

     Loss on sale of Hamilton before income taxes      ($37,000)      $     -
     Income taxes (benefits)                           (  2,000)            -
                                                        -------       -------
     Net loss on sale of Hamilton                      ($35,000)      $     -
                                                        =======       =======

     Net assets of discontinued operations were as follows (in thousands):

                                                 September 30,   December 31,
                                                     1997            1996
                                                  -----------    -----------
     Cash and certificates of deposit               $17,442        $17,154
     Notes and accounts receivable, net              20,903         44,237
     Inventories                                     22,917         37,382
     Prepaid expenses                                 2,738         32,885
     Net property, plant and equipment               16,286         21,468
     Other assets                                       869         24,046
     Net intercompany receivables/(payables)              -       ( 26,463)
     Notes and loans payable                       (  6,088)      (    107)
     All other current liabilities                 ( 41,901)      ( 62,994)
     Long-term liabilities                         ( 11,172)      ( 12,742)
                                                    -------        -------
     Net assets of discontinued operations          $21,994        $74,866
                                                    =======        =======

3.  CORPORATE DOWNSIZING:

     In September, the Company incurred an $18 million pre-tax charge ($11.2 million after tax or $.63 per share) to downsize the Westfield, Massachusetts corporate headquarters. The charge did not include any future operating expenses or future systems enhancements. The charge included $10.6 million for severance, $5.7 million for pension and retirement, $1.4 million for insurance and $.3 million for out placement. The Westfield facility will be sold.

4.  INVENTORY CLASSES:

     The major classes of inventories at September 30 and December 3l were as follows (in thousands):

                                          September 30,       December 31,
                                             1997                1996
                                             ----                ----
     Raw materials and supplies           $  1,560            $  1,678
     Work in process                           841                 959
     Finished goods in transit              14,466              14,299
     Finished goods                         87,752              67,082
                                          --------            --------
                                          $104,619            $ 84,018
                                          ========            ========

5.  OTHER EXPENSE, NET:

     Other expense, net for the quarters and nine months ended September 30, 1997 and 1996 consists of the following (in thousands):

                                              Quarters Ended September 30
                                              ---------------------------
                                                  1997             1996
                                                  ----             ----
     Interest income                             $   60           $  391
     Amortization of other assets               (   902)         (   906)
     Other, net                                 (   136)         (   382)
                                                 ------           ------
                                                ($  978)         ($  897)
                                                 ======           ======


                                            Nine Months Ended September 30
                                            ------------------------------
                                               1997             1996
                                               ----             ----
     Interest income                          $1,117           $1,235
     Amortization of other assets            ( 2,921)         ( 2,921)
     Other, net                              (   240)         (   379)
                                              ------           ------
                                             ($2,044)         ($2,065)
                                              ======           ======

6.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

     Earnings per common share are based on the average number of common shares outstanding and common share equivalents for the periods covered. For both years, there was no difference in earnings per share between primary and fully diluted earnings per share computations. For the third quarter, the average number of shares utilized in the fully diluted computation was 17,604,000 and 17,950,000 shares for 1997 and 1996, respectively. The average number of shares utilized in the fully diluted computation for the nine months ended September 30 was 17,824,000 for 1997 and 18,184,000 for 1996. Both 1997 computations included common share equivalents of 172,000 and both 1996 computations included common share equivalents of 51,000. The lower average number of shares for the third quarter and first nine months of 1997 primarily resulted from the repurchase of shares as part of the Company's repurchase program.

     In February 1997, the Financial Accounting Standards Board adopted a new standard on accounting for earnings per share (EPS). This new standard replaces the presentation of primary EPS with a presentation of basic EPS and changes the fully diluted terminology to diluted. It also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by using the average number of common shares outstanding. The standard will become effective for the Company in December 1997 and will require restatement of prior years' EPS. The pro forma average shares and EPS for the third quarter and first nine months would be as follows (in thousands, except per share amounts):

                                        Third Quarter       First Nine Months
                                        --------------      -----------------
                                        1997       1996        1997      1996
                                        ----       ----        ----      ----
       Pro forma:
       Earnings per common share
         basic                         ($.20)      $.64      ($1.34)    $1.46
         diluted                       ($.20)      $.64      ($1.33)    $1.46
       Average common shares
         basic                        17,432     17,899      17,652    18,133
         diluted                      17,541     17,912      17,761    18,146

7.  FINANCIAL INSTRUMENTS:

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

     The Company may periodically hedge foreign currency royalties, net investments in foreign subsidiaries, firm purchase commitments, contractual foreign currency cash flows or other obligations, including third-party and intercompany foreign currency transactions. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

     The Company enters into various short-term foreign exchange agreements during the year. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases. Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold. At September 30, 1997, deferred amounts were not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations. The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued. The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income. The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees. From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables. Gains and losses are recognized or the credit or debit offsets the foreign currency payables. If anticipated foreign currency requirements would disappear, the Company would record any gain or loss in income. As of September 30, 1997, net deferred amounts on outstanding agreements were not material. The outstanding foreign currency forward agreement amounts (notional value) at September 30, 1997 are as follows (in thousands):

                   U.S.                         $2,870
                                               -------
                   Total                        $2,870
                                                ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               STANHOME INC.
              QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997

DISCONTINUED OPERATIONS:

     On May 22, 1997, the Company completed the previously announced sale of the Company's United States Hamilton Direct Response businesses to The Crestley Collection, Ltd., an affiliate of The Bradford Group, for approximately $48 million, including repayment of intercompany debt, subject to certain conditions. In connection with the sale, the Company recorded in the first quarter of 1997 a $35 million after tax charge consisting mainly of the write down of goodwill, current assets and associated transaction and severance costs. Also, during April 1997, the Company's Board approved a plan to actively seek the sale or other disposition of the Company's Direct Selling business segment during the next twelve months. With regard to this segment, the Italian government has recently enacted increases in the value-added tax rates and has proposed increases in the income tax rates. Historically, such increased tax burdens have adversely impacted the Italian Direct Selling subsidiary's independent dealer force and its ability to recruit and retain dealers. The gain or loss on the disposition of the Direct Selling business segment is not anticipated to be material.

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

CONTINUING OPERATIONS:

     NET SALES in 1997 decreased 11.4% in the third quarter with lower sales in both the United States and international markets. Net sales in 1997 decreased 2.1% for the first nine months due to lower unit volumes in the United States. Year-to-date 1997 international sales increased 7.1% and represented 17.1% of year-to-date sales compared to 15.6% in 1996. Sales from a new business acquired in France at the end of the first quarter last year accounted for 27% of the year-to-date international sales increase. Sales in the United States decreased due to a reduction in customer orders, in part due to tightening retail inventories and to credit controls, with increased numbers of customers at their credit limit. The Precious Moments line sales decreased and represented 36.8% of the 1997 year-to-date sales compared to 40.2% in 1996, while the Cherished Teddies line sales increased and represented 20.2% of 1997 year-to-date sales compared to 17.7% in 1996. During the past few years, the Company has been able to increase the available supply and accelerate delivery of its products, particularly the Precious Moments line, to retailers. Consequently, retailers have not ordered as much product in advance. Principally reflecting the improved supply and delivery of products, total unfilled orders as of September 30, 1997 were down approximately $10 million or 9% compared to September 30, 1996. This trend is expected to continue.

     Gross profit in 1997 decreased for the third quarter and first nine months due to lower sales and a higher cost of sales percentage. For the first nine months of 1997, cost of sales represented 54.0% of sales compared to 53.4% of sales in 1996. The higher cost of sales percentage was primarily due to an unfavorable sales mix compared to 1996.

     Selling, distribution, general and administrative expenses include a third quarter $18 million pre-tax charge to downsize the Westfield, Massachusetts corporate headquarters. The charge included the cost associated with the resignation of the Company's then President and CEO. This downsizing is expected to reduce 1998 overhead expenses substantially. The Westfield facility has a book value of approximately $.8 million and will be sold.

     Excluding the $18 million downsizing charge, selling, distribution, general and administrative expenses for 1997 decreased 11% for the third quarter following the sales decrease and were level with last year for the first nine months. These expenses year-to-date amounted to 34.1% of sales, compared to 33.3% of sales in the first nine months of 1996. The 1997 expenses were a higher percentage of sales year-to-date principally due to the lower sales and a higher level of spending, inflationary cost increases, and a higher provision for bad debts to reflect the exposure from the company's program of extended accounts receivable.

     The Company recorded an operating loss in the third quarter and reduced operating profit for the first nine months due to the factors described above. The year-to-date decrease in operating profit as a percentage of sales (excluding the downsizing charge) was due to a lower gross profit due to sales mix, a higher percentage of selling, distribution, general and administrative expenses due to lower sales volume, and a higher level of fixed expenses.

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

     INTEREST EXPENSE decreased in the third quarter and first nine months of 1997 compared to 1996 due to lower borrowing levels in 1997 compared to 1996. Other expense, net is principally the amortization of goodwill and was approximately the same amount for 1997 and 1996.

     THE PROVISION FOR INCOME TAXES was 44% in the third quarter and first nine months of 1997 and 1996, excluding the tax effect on the $18 million downsizing charge. The 38% net tax benefit provided on the $18 million downsizing charge represents the effective United States Federal and State tax benefits.

FINANCIAL CONDITION

     The Company has historically satisfied its capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.

     The major sources of funds in the first nine months of 1997 from operating activities for continuing operations were from net income, depreciation, amortization and higher accrued expenses. The higher accrued expenses payable were due to the $18 million accrual for downsizing and to higher accrued taxes payable due to timing of payments. The major uses of funds were increased accounts receivable which increased due to the extended credit programs; increased inventories resulting from the lower sales volume; increased other assets reflecting the addition of a long-term escrow deposit related to the sale of Hamilton U.S. and higher levels of funded retirement benefits; and lower accounts payable due principally to timing and the payment of year-end payrolls and benefits. Accounts receivable at September 30, 1997 increased 10% compared to the third quarter of 1996, even though third quarter 1997 sales were down 11.4% due to the impact of the expansion of the Company's program of extended accounts receivable terms. Inventories at September 30, 1997 increased 19.2% compared to 1996 due to sales being below purchased quantities.

     The major use of cash in investing activities in the first nine months of 1997 was for capital expenditures. The Company has a capital asset acquisition program, and may utilize funds for this purpose in the future. Capital expenditure commitments for $11 million are forecasted for 1997. Proceeds in 1997 from the sale of property, plant and equipment are primarily from the sale of a plant in Easthampton, Massachusetts. The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

     The major uses of cash in financing activities in the first nine months of 1997 were for dividends to shareholders and purchases of common stock. Purchases of common stock principally included shares repurchased by the Company. During the first nine months this year, the Company repurchased 571 thousand shares for $17.3 million. The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market or in private transactions, depending on market and business conditions, and may utilize funds for this purpose in the future. On July 23, 1997, the Company's Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's outstanding common stock under its ongoing stock repurchase program, to be used for general corporate purposes or employee benefit plans. As of September 30, 1997, 2.4 million shares remained available for purchase under the program. Share purchases will be made from time to time in the open market or in private transactions, depending on market and business conditions. The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives. The aggregate exercise price of the total number of stock options outstanding was $82 million at September 30, 1997, and the Company could receive some or all of these funds in the future if the options are exercised.

     Loans payable were reduced from September 1996 by the proceeds from the sale of the Company's United States Hamilton Direct Response businesses but increased in the third quarter to support the increases in accounts receivable and inventories. Net receivables from discontinued operations and net assets of discontinued operations decreased principally due to the impact from the sale of the Company's United States Hamilton businesses and the net loss on disposition.

     Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity. International currency fluctuations of $11,122,000 increased the cumulative translation component of shareholders' equity which contributed to the shareholders' equity decrease in the first nine months of 1997. The translation adjustments to the September 30, 1997 balance sheet that produced the 1997 change in the cumulative translation component of shareholders' equity were decreases in net discontinued operations by $3,524,000; and continuing operations decreases in working capital by $1,401,000, decreases in net property, plant and equipment by $166,000 and other assets by $6,031,000. The Company depends upon its international operations to pay dividends and to make other payments to the Company. The Company's international operations are subject to the risks of doing business abroad including currency, economic and political.

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

                                            STANHOME INC.
                                            (Registrant)


Date:  November 13, 1997
                                            /s/ H. L. Tower
                                            ------------------------
                                            H. L. Tower
                                            Chairman, President and
                                            Chief Executive Officer


Date:  November 13, 1997
                                            /s/ Allan G. Keirstead
                                            ------------------------
                                            Allan G. Keirstead
                                            Chief Administrative and
                                            Financial Officer



                               EXHIBIT INDEX

Reg. S-K
Item 601                       Exhibit                 10-Q Page No.
---------                      -------                 -------------

27                   Financial Data Schedule               26