Form 10-K
period 1997-12-31
STANHOME INC
filed 1998-03-27
CIK 93542

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

 (Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes [X]  No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to
 Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant: $437,665,428 on January 31, 1998.

  The number of shares outstanding of the registrant's Common Stock as of March 18, 1998 was 16,385,992 Shares.

  Parts I, II, and IV of this Form 10-K incorporate by reference certain information from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (the "1997 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement dated March 13, 1998 (the "Proxy Statement"), for its Annual Meeting of Stockholders to be held on April 23, 1998.

                                 P A R T I

 ITEM 1. BUSINESS.

  Through its Enesco Giftware Group subsidiaries' or their licensed distributors, the Company sells quality designed and licensed collectible figurines and ornaments, action musicals, decorative home accessories and other giftware, principally at wholesale, to independent retailers, mass marketers, catalogers and other direct response distributors. As described in more detail below, during 1997, the Company sold most of its former Hamilton Direct Response Group and Stanhome Direct Selling Group businesses as part of a major corporate and operational restructuring. In April, 1997, the Company announced a series of strategic initiatives that resulted in the reclassification of the Stanhome Direct Selling Group and Hamilton Direct Response Group businesses as discontinued operations. The Company has now completed the initial stages of its transformation into a singularly focused designer and marketer of branded gifts and collectibles and is in the process of selling its corporate headquarters facility and relocating those operations from Massachusetts to Illinois.

 DISCONTINUED OPERATIONS

  On May 22, 1997, the Company completed the previously announced sale of its United States Hamilton Direct Response businesses to The Crestley Collection, Ltd., an affiliate of The Bradford Group, for approximately $48.3 million, including repayment of $30.8 million of intercompany debt, subject to certain conditions. In connection with the sale, the Company recorded in the first quarter of 1997 a $35 million after-tax charge consisting mainly of the write-down of goodwill, current assets and associated transaction and severance costs. The Company is in the process of closing Hamilton's foreign operations. Under the sale agreement, until May 22, 2000 (in most cases), the Company agreed to indemnify Bradford for damages (up to a maximum of $10 million) suffered by Bradford resulting from certain breaches by the Company and any unpaid taxes for which no applicable financial reserve existed. As part of the transaction, Bradford and Enesco Corporation ("Enesco"), a wholly owned subsidiary of the Company, entered into two license agreements pursuant to which Enesco will license certain proprietary and licensed lines of products to Bradford for an initial five-year period.

  On December 18, 1997, the Company completed the previously announced sale of the majority of the operations comprising its Worldwide Direct Selling

 Group to Laboratoires de Biologie Vegetale Yves Rocher of France. Subject to certain conditions, the sale price was approximately $68.4 million in cash ($44 million after taxes and transaction fees) for the stock and assets sold in connection with the sale. The Company recorded in the fourth quarter of 1997 a $6 million after-tax charge, primarily to write down assets that were not part of the sale. Under the sale agreement, until December 18, 2000 (in most cases), the Company agreed to indemnify Yves Rocher for damages (in amounts up to $20.9 million) suffered by Yves Rocher resulting from certain breaches by the Company. As part of the transaction, Stanhome's manufacturing subsidiary, Cosmhogar S.A., located in Spain, entered into a supply agreement and related license agreement with Yves Rocher for terms of one year for cosmetics and personal care products and five years for household care products. The Cosmhogar facility and other retained assets of the Group remain to be sold. Also, as part of the agreement, the Stanhome name was sold to Yves Rocher with the business of the Worldwide Direct Selling Group.

 CONTINUING GIFTWARE OPERATIONS

  Wholesale sales of branded gifts and collectibles products by the Company's Enesco Giftware Group are led by Enesco, with its headquarters located in Itasca, Illinois and its principal showroom, warehouse and distribution center complex located in nearby Elk Grove Village, Illinois. Enesco is a leading importer and distributor of creatively designed giftware items, including proprietary and licensed lines of collectibles. Its products include diverse lines of branded porcelain bisque, cold cast, and resin figurines, cottages, musicals, music boxes, ornaments, waterballs, miniatures, tableware, sculpture, general home accessories and other giftware primarily produced by independent manufacturers in the Far East, with total production capacity in several cases being exclusively devoted to Enesco products.

  Enesco sells its products through a nationwide sales organization comprised of independent sales representatives. Approximately 400 independent sales representatives service defined territories with the Company's gifts and collectibles lines. Enesco displays the Giftware Group products in twelve showrooms located in the U.S. as well as at periodic trade and private shows held in major U.S. and foreign cities. These products are marketed principally in the U.S. through approximately 30,000 independent retail outlets, including gift stores, greeting card and gift shops, national chains, mail order houses and department stores. Consumer Appreciation, Inc., an Enesco affiliate, administers the Group's U.S.-based collectors clubs and their related promotional advertising. During 1997, there was a significant downward trend in memberships for each of the Precious Moments Collector and Birthday Clubs, which the Company is addressing in 1998 by offering increased promotions, including a special series of nationwide marketing events scheduled to celebrate the 20th Anniversary of the Precious Moments product line. Foreign affiliates or distributors of the Enesco Giftware Group are presently located in Australia, Brazil, Canada, Ecuador, France, Germany, Hong Kong, Japan, Mexico, The Netherlands, The People's Republic of China, Philippines, Singapore, South Korea, Taiwan, Thailand and the United Kingdom.

  The product lines of the Giftware Group are based partially on Enesco's collection of proprietary designs and partially on licenses Enesco has from independent creative designers. Most of its products, whether or not produced under license, are protected by trademark and/or copyright registrations in the U.S. and many foreign countries. Principal product trademarks of the Enesco Giftware Group include ENESCO, GROWING UP, MARY'S HEN HOUSE, THIS LITTLE PIGGY, SMALL WORLD OF MUSIC, CHERISHED TEDDIES, CALICO KITTENS, VIA VERMONT, TEDDY TOMPKINS, MOOSE CREEK CROSSING, FRIENDS OF THE FEATHER, CUTE AS A BUTTON, MARY'S MOO MOOS, DOMINIQUE GAULT, LILLIPUT LANE and BORDER FINE ARTS. Among its important licensed lines are PRECIOUS MOMENTS, CHERISHED TEDDIES, PRETTY AS A PICTURE, MEMORIES OF YESTERDAY, LUCY & ME, CALICO KITTENS, BARBIE, MY BLUSHING BUNNIES, MICKEY & CO./DISNEY, MICKEY UNLIMITED /DISNEY, COCA COLA, DAVID WINTER COTTAGES, PRISCILLA'S MOUSE TALES, McDONALD'S, WIZARD OF OZ, ALL THAT JAZZ, IN HIS NAME, MAHOGANY PRINCESS, GONE WITH THE WIND, BEATRIX POTTER, SNOW FOLKS, and DOWN PETTICOAT LANE.

  The internal development and licensing of innovative new product designs lessens Enesco's dependency on existing trademarks or copyrighted designs. Protection of all of the Company's intellectual property (whether owned or licensed) is important to the Company's business, and Enesco has maintained an aggressive and visible program to identify and challenge companies and individuals who infringe its registered trademarks and copyrighted designs. The rights with respect to the licensed lines are materially important to Enesco because of the substantial volume of sales represented by these products, especially the PRECIOUS MOMENTS and CHERISHED TEDDIES product lines, which accounted for approximately 36.0% and 20.4%, respectively, of the Company's consolidated revenue from continuing operations during 1997.

  Gifts and collectibles products sold within the Via Vermont, Lilliput, and Border Fine Arts branded lines are supplied by manufacturing plants owned by the Company's subsidiaries operating in Mexico, England and Scotland, respectively. Enesco branded lines are supplied directly by independent manufacturers in the Far East and indirectly through Enesco's affiliate in Hong Kong, Enesco International (H.K.) Limited, which also assists by ordering and overseeing the production of gifts and collectibles products by independent manufacturers located principally in The People's Republic of China (P.R.C.), Hong Kong and Taiwan, and to a lesser extent in the Philippines, Indonesia, and Thailand. In 1997, the Company's purchases from its two largest contract manufacturer sources accounted for approximately 16% and 15%, respectively, of its net sales, with no other single supplier location accounting for more than 10% of that amount. While the Company believes that there are other available manufacturing sources for its gifts and collectibles product lines, any loss or substantial reduction of sourcing capability from one or more of the predominant manufacturing sources could have a significant short-term adverse effect on its importing and distribution operations. Moreover, approximately 75% of the Company's total product purchases during 1997 came from manufacturing sources located in the P.R.C., which currently enjoys most-favored nation status. Should the P.R.C.'s status be revoked by the U.S. President and Congress, the cost of importing products from the P.R.C. would increase significantly. The Company could suffer a resulting short-term adverse effect until it established satisfactory alternative sourcing arrangements. N.C. Cameron & Sons Limited, a subsidiary of the Company and a member of the Enesco Giftware Group located in Mississauga, Ontario, Canada, sources its products not only through Enesco's manufacturing subsidiaries and Enesco International (H.K.) Limited but also from other Far Eastern, European and Canadian manufacturers. Enesco and its affiliates require all manufacturing sources, whether Company affiliates or contract manufacturers, to comply with quality standards established and enforced by the Company and its subsidiaries. In addition to selling various product lines itself in the U.K. and several other European countries, Enesco European Giftware Group Limited, a subsidiary of the Company, with its headquarters located in Carlisle, Cumbria, England, oversees the distribution operations of affiliated companies located in Germany and France and administers the Group's collectors clubs that are based outside of North America.

  Competition in the gifts and collectibles business in North America, Europe, and the Far East is highly fragmented among a diversity of gifts and collectibles product categories. The principal factors affecting success in the marketplace are originality of product design, quality, sourcing, marketing ability, customer service and price. The Company believes that Enesco is a significant factor in the U.S. gifts and collectibles business among a small number of sizable, and largely privately-held, competitors within the industry, which businesses include Hallmark, Department 56, Lladro, Cast Art, Boyd's Bears and Midwest Imports, among others. Enesco European Giftware Group Limited, which manages businesses in the United Kingdom, France, and Germany under the brand names of Lilliput Lane, Border Fine Arts, and Enesco, is the third largest quality giftware distributor in the U.K., behind only Wedgwood and Royal Doulton. It maintains an employed sales organization based in the United Kingdom along with a network of distributors and multiple independent sales agents throughout continental Europe.

  The Enesco Giftware Group's sales normally tend to peak in the third and fourth quarters, although in 1997 most sales occurred during the second and third quarters. As of the end of 1997, the Enesco Giftware Group had a backlog of firm orders totaling $87,000,000, as compared to $80,000,000 as of the end of 1996. It is a standard practice within the giftware industry, however, that orders are subject to amendment or cancellation by customers prior to shipment. Because of the multiplicity of external factors that can impact the status of unshipped orders at any particular time, the comparison of backlog orders in a given year with those at the same date in a prior year is not necessarily indicative of sales performance for that year or for prospective sales results in future years. Backlog orders can also be affected by various programs employed by the Company to incentivize its customers to place orders and accept shipments at specified times in the year. In addition, extended credit and payment terms have been and will continue to be key marketing tools. During 1997, however, particularly in the third and fourth quarters, the Company tightened its credit controls which had a significant negative impact on sales results.

  There has been a long-standing issue in the U.S. as to the appropriate classification of sales representatives as employees or independent contractors, with resulting tax and other legal consequences to the worker and company involved. The U.S. Internal Revenue Service and Congress periodically have expressed interest in this area in general, and some states have challenged from time to time the classification of positions within the Enesco sales organization, successfully in two jurisdictions, as well as other contracted service providers. While the Company received a determination from the U.S. Equal Employment Opportunity Commission as to the independent contractor status of a former Enesco sales representative in 1997, the federal government is continuing to review this issue based upon other requests and management expects increased attention on the status of workers from both federal and state governments in the future.

 Other Information

  As of December 31, 1997, the Company and its U.S. subsidiaries employed approximately 1,120 persons on a full-time basis. As of the same date, there were also approximately 400 independent contractor sales representatives engaged in selling Enesco's product lines in the U.S.
 As of the same date, the Company's foreign subsidiaries employed approximately 1,380 persons on a full-time basis.

  For financial information about geographic areas in which the Company conducts its businesses, including financial information regarding foreign and domestic operations, see Note 7 of "Notes to Consolidated Financial Statements" included on page 31 of the 1997 Annual Report to Stockholders, which is incorporated herein by reference.

  See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 6 of the 1997 Annual Report, which is incorporated herein by reference, for a comparison and discussion of the results of operations and operating profit from foreign and domestic sources within the Enesco Giftware Group.

 ITEM 2. PROPERTIES.

  The principal physical properties of the Company and its subsidiaries in the United States, all of which are owned unless otherwise noted, consist of the following: Corporate Headquarters - 333 Western Avenue, Westfield, Massachusetts; headquarters offices of Enesco in Itasca, Illinois; and showroom, warehouse and distribution facilities for Enesco's giftware business in Elk Grove Village, Illinois. Enesco also leases showrooms in eight other major market locations in the U.S. for the display of its products. The Corporate Headquarters property is currently being offered for sale as part of the Company's ongoing worldwide restructuring.

  Outside of the U.S., the principal physical property of the Company's remaining Direct Selling Group subsidiaries consists of a major manufacturing and distribution facility owned in Spain. The principal physical properties relating to the foreign subsidiaries of the Enesco Giftware Group are for the most part owned. These include Via Vermont, S.A. de C.V., which owns an assembly and distribution facility in San Miguel de Allende, Guanajuato, Mexico; and Enesco European Giftware Group Limited, which owns manufacturing plants and warehouse facilities in Penrith, Workington, and Carlisle, Cumbria, England, and Langholm, Dumfriesshire, Scotland. These manufacturing facilities are generally operating at or near to capacity.

 ITEM 3.  LEGAL PROCEEDINGS.

  In the ordinary course of the Company's business, there have arisen various legal proceedings pending against the Company and its subsidiaries. While the Company cannot predict the eventual outcome of these proceedings, it believes that none of these proceedings will have a material adverse impact upon the consolidated financial statements of the Company.

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                    EXECUTIVE OFFICERS OF THE REGISTRANT

                                                      Date First
 Name                Age  Positions                   Elected

 H. L. Tower         65   Director                    2/04/78
                          Chairman of the Board       4/22/82
                          President and Chief
                          Executive Officer           9/04/97
                          Chairman of the Executive
                          Committee                   4/27/78

      Mr. Tower also served as President from March, 1978 to April, 1982 and again from January, 1985 to April, 1988. He served as Chief Executive Officer from March, 1978 to August, 1990. He served as interim President and Chief Executive Officer from August, 1993 to November, 1993.

 Allan G. Keirstead  53   Director                    4/25/85
                          Vice Chairman              10/22/97
                          Executive Vice President
                          and Chief Administrative
                          Officer                     4/28/88
                          Chief Financial Officer     4/28/83
                          Controller                 12/02/81
                          Member of the Executive
                          Committee                   4/25/85

      Prior to Mr. Keirstead's election as Executive Vice President and Chief Administrative Officer, he served as Financial Vice President from January, 1983 to April, 1988. He served as Assistant Controller from April, 1977 to December, 1981.

 Eugene Freedman     73   Director                    9/04/97
                          Vice Chairman              10/22/97
                          Executive Vice President    4/28/88
                          Chairman and CEO of Enesco
                          Giftware Group              9/06/89

      Mr. Freedman previously served as a Vice President of the Company from January, 1984 to April, 1988. He also has served for many years as President and Chief Executive Officer of Enesco Corporation, a subsidiary of the Company, of which Mr. Freedman was a founder in 1959.

 John J. Dur         46   Vice President              2/01/95
                          President and CEO of
                          Stanhome Direct
                          Selling Group               1/16/95

      Prior to Mr. Dur joining the Company in January, 1995, he was the founding principal of Tozai Strategists, a consulting company specializing in Asian market development. Previously, Mr. Dur served as President and Chief Executive Officer for both Gilbey Canada, Inc. and Heublein Japan from 1990 to 1994 and from 1981 to 1989, respectively, both of which are indirect subsidiaries of Diageo plc.

 Jeffrey A. Hutsell  44   Director                    9/04/97
                          Vice President              1/22/97

                          President and COO of
                          Enesco Giftware Group       1/20/97

      Prior to Mr. Hutsell's elections as Director and Vice President of the Company and as President and Chief Operating Officer of Enesco Corporation, a subsidiary of the Company, he served as Enesco's Executive Vice President, Worldwide Creative from January, 1992 to January, 1997, Vice President, Creative from January, 1989 until December, 1991, as Vice President, Art from April, 1986 until December, 1988, and as Vice President, Product Development from August, 1985 to April, 1986.

 Bruce H. Wyatt      51   Vice President and
                          General Counsel             9/07/88
                          Secretary                   4/28/88

      Prior to Mr. Wyatt's elections as Vice President and General Counsel, and as Secretary, he served as Assistant General Counsel from April, 1985 to September 1988 and Assistant Secretary from April, 1981 to April, 1988. He also served as Assistant Clerk from April, 1983 to April, 1988 and Clerk from April, 1988 to March, 1998.

 Thomas E. Evangelista    48  Vice President         12/07/88

      Prior to Mr. Evangelista joining the Company in December, 1988, he was a Marketing Consultant for Marketing Corporation of America in Westport, Connecticut where he focused on business development strategies primarily for consumer products and services clients. From December, 1988 to January, 1995 he served as Vice President, Strategic Planning and Development. Since January, 1995, he has served as Vice President, Corporate Development and Communications.

 Carmen J. Mascaro   62   Treasurer                   2/01/93

      Prior to Mr. Mascaro's election as Treasurer, he served as Assistant Treasurer from January, 1986 to February, 1993.

 NOTE: All officers are elected for the ensuing year and until their successors are duly elected and qualified.


                                 P A R T II

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

      Information required by this item is set forth in the Section entitled "Stock Market, Dividend and Shareholder Information" appearing on page 1 of the 1997 Annual Report and is incorporated herein by reference.

 ITEM 6.   SELECTED FINANCIAL DATA.

      Information required by this item is set forth in the Section entitled "Financial Highlights Last Ten Years" appearing on pages 40 and 41 of the 1997 Annual Report and is incorporated herein by reference.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      Information required by this item is set forth in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 6 through 11 of the 1997 Annual Report and is incorporated herein by reference.

 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Information required by this item is set forth in the Financial Statements, together with the accompanying Notes and Report of Independent Public Accountants, appearing on pages 12 through 36 of the 1997 Annual Report and is incorporated herein by reference. Also incorporated herein by reference are the Quarterly results (unaudited) during 1997, 1996 and 1995 set forth on pages 38 and 39 of the 1997 Annual Report.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                P A R T III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information required by this item regarding the directors of the Company is set forth under the captions "Election of Directors" and "Information as to Board of Directors and Nominees" in the Company's Proxy Statement and is incorporated herein by reference. Information required by this item regarding the executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by this item regarding reporting compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

 ITEM 11. EXECUTIVE COMPENSATION.

      Information required by this item is set forth under the captions "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Performance Graph", and "Remuneration of Non-Employee Directors" in the Company's Proxy Statement and is incorporated herein by reference.

 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      Information required by this item is set forth under the caption "Voting Securities and Principal Holders Thereof" in the Company's Proxy Statement and is incorporated herein by reference.

 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information required by this item is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement and is incorporated herein by reference.

                                P A R T IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
 8-K.

       (a)(1) and (2) Financial Statements and Schedules. The financial statements and schedules required by this item are listed in the Index to Financial Statements and Schedules of Stanhome Inc. on page 12 of this Form 10-K.

        (a)(3) Exhibits. The exhibits required by this item are listed in the Exhibit Index on pages 15 - 18 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10(a) to 10(ff) in the
 Exhibit Index.

        (b) Reports on Form 8-K. A Current Report on Form 8-K dated December 18, 1997 was filed by Stanhome Inc. with the Securities and Exchange Commission on December 31, 1997 reporting under Item 2 and Item 7 regarding the disposition of the majority of the Company's Direct Selling Group operations and certain related supply and license agreements together with the associated pro forma condensed consolidated balance sheet dated September 30, 1997 and pro forma condensed consolidated statements of income for the nine months ended September 30, 1997 and for the year ended December 31, 1996.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

                               STANHOME INC.
                               (Registrant)


                               By:/s/ H. L. Tower
                                  ________________________
                                  H. L. Tower
                                  Chairman, President and Chief
                                  Executive Officer


                               By:/s/ Allan G. Keirstead
                                  _________________________
                                  Allan G. Keirstead
                                  Vice Chairman, Executive Vice
                                  President and Chief Administrative
                                  & Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

 Signature                               Title

 /s/ H. L. Tower
 _________________________
 H. L. Tower                           Chairman of the Board,
                                       President and Chief
                                       Executive Officer and
                                       Director

 /s/ Homer G. Perkins     *
 _________________________
 Homer G. Perkins                      Director


 /s/ Allan G. Keirstead
 _________________________
 Allan G. Keirstead                    Vice Chairman, Executive
                                       Vice President and Chief
                                       Administrative and
                                       Financial Officer and
                                       Director

 /s/ John F. Cauley      *
 ________________________
 John F. Cauley                        Director


 /s/ Thomas R. Horton    *
 ________________________
 Thomas R. Horton                      Director


 /s/ Anne-Lee Verville    *
 _________________________
 Anne-Lee Verville                     Director


 /s/ Judith R. Haberkorn  *
 _________________________
 Judith R. Haberkorn                   Director


 /s/ Charles W. Elliott   *
 _________________________
 Charles W. Elliott                    Director


 /s/ Eugene Freedman
 ________________________
 Eugene Freedman                       Vice Chairman, Executive
                                       Vice President and Director


 /s/ Jeffrey A. Hutsell
 ________________________
 Jeffrey A. Hutsell                    Vice President and Director


 *By:/s/ H. L. Tower
     ____________________
     H. L. Tower
     Attorney-In-Fact

                               STANHOME INC.
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to "Report of Independent Public Accountants" on page 36 of Stanhome's 1997 Annual Report to Stockholders.

 FINANCIAL STATEMENTS - All of which are incorporated herein by reference to Stanhome's 1997 Annual Report to Stockholders.

      Consolidated Balance Sheets as of December 31, 1997 and 1996

      Consolidated Statements of Income For the Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Retained Earnings For the Years Ended December 31, 1997, 1996 and 1995

      Consolidated Statements of Cash Flows For the Years Ended December 31, 1997, 1996 and 1995

      Notes to Consolidated Financial Statements as of December 31, 1997, 1996 and 1995

      Quarterly results (unaudited)

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

 SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

 Schedule
  Number             Description

   II Valuation and Qualifying Accounts and Reserves For Each of the Three Years Ended December 31, 1997(a)


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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




 To Stanhome Inc.:

         We have audited in accordance with generally accepted auditing standards, the financial statements included in Stanhome Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 23, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/ Arthur Andersen LLP


 Hartford, Connecticut
 February 23, 1998



                                                                                            SCHEDULE II


                                        STANHOME INC.

                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                    FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1997(a)

             Column A                            Column B               Column C            Column D          Column E
                                                                       Additions
                                                               --------------------------
                                                Balance at     Charged to    Charged to                      Balance at
                                                Beginning      Costs and       Other                           End of
           Description                          of Period      Expenses       Accounts    Deductions           Period
           -----------                          ----------     ----------    ---------    ----------         ----------

For the year ended December 31, 1995
------------------------------------
 Reserves which are deducted in the balance
  sheet from assets to which they apply -
   Reserves for uncollectible accounts,
     returns and allowances                    $ 8,011,748     $ 1,397,299    $    -      $ 1,544,214       $ 7,864,833
                                               ===========     ===========    ======      ===========       ===========
   Accumulated amortization of other assets    $18,652,864     $ 3,527,135    $    -      $    61,688       $22,118,311
                                               ===========     ===========    ======      ===========       ===========
   Other reserves                              $   175,647                                                  $   220,493
                                               ===========                                                  ===========

For the year ended December 31, 1996
------------------------------------
 Reserves which are deducted in the balance
  sheet from assets to which they apply -
   Reserves for uncollectible accounts,
     returns and allowances                    $ 7,864,833     $ 6,134,148   $ 17,277(b)  $ 4,125,459       $ 9,890,799
                                               ===========     ===========   ===========  ===========       ===========
   Accumulated amortization of other assets    $22,118,311     $ 3,843,526    $    -      $   (57,347)(c)   $26,019,184
                                               ===========     ===========   ===========  ===========       ===========
   Other reserves                              $   220,493                                                  $     -
                                               ===========                                                  ===========

For the year ended December 31, 1997
------------------------------------
 Reserves which are deducted in the balance
  sheet from assets to which they apply -
   Reserves for uncollectible accounts,
     returns and allowances                    $ 9,890,799     $ 5,892,540    $    -      $ 4,636,992       $11,146,347
                                               ===========     ===========    ==========  ===========       ===========
   Accumulated amortization of other assets    $26,019,184     $ 3,479,053    $    -      $ 2,653,172       $26,845,065
                                               ===========     ===========    ==========  ===========       ===========

Note:
  (a) The figures for 1996 and 1995 have been restated to exclude discontinued operations.
  (b) Represents recorded reserve at date of acquisition.
  (c) Includes currency translation losses.



                               EXHIBIT INDEX

 Reg. S-K
 Item 601       EXHIBIT

 2(a)* Agreement of Purchase and Sale dated April 22, 1997 by and among The Crestley Collection, Ltd., The Bradford Exchange, Ltd. (with respect to Section 12(p) therein only) and Stanhome Inc. (Exhibit 2.1 to Form 8-K filed on June 5, 1997.)

 2(b)* Stock and Asset Purchase Agreement dated as of November 24, 1997 by and between Stanhome Inc. and Laboratoires De Biologie Vegetale Yves Rocher. (Exhibit 2.1 to Form 8-K filed on December 31, 1997.)

 3 (a)*         Restated Articles of Organization as amended.  (Exhibit
                3 to Form 10-Q filed for the period ended March 31, 1988.)

 3 (b)* By-Laws as amended. (Exhibit 3 (ii) to Form 10-Q filed for the period ended March 31, 1994.)

 4 (a)* Rights Agreement dated as of September 7, 1988, between Stanhome Inc. and The Connecticut Bank and Trust Company, N.A. as amended. (Exhibit 4 (a) to Form 10-Q filed for the period ended September 30, 1988 and Exhibit 1 to Form 8-K filed on October 1, 1990.)

 10 (a)* 1984 Stock Option Plan, as amended and restated through December 4, 1996. (Exhibit 10 (a) to Form 10-K filed for the period ended December 31, 1996.)

 10 (b)* 1991 Stock Option Plan, as amended and restated through December 4, 1996. (Exhibit 10 (b) to Form 10-K filed for the period ended December 31, 1996.)

 10 (c)* Special Interim Chief Executive Officer Stock Option Plan. (Exhibit 10 (c) to Form 10-K filed for the period ended December 31, 1993.)

 10 (d)* 1996 Stock Option Plan, as amended and restated through June 4, 1996. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1996.)

 10 (e)         1997 President and Chief Executive Officer Stock Option
                Plan.

 10 (f)* Non-Employee Director Stock Plan. (Exhibit 10 to Form 10-Q filed for the period ended March 31, 1995.)

 10 (g)* Outline of Deferred Compensation Plan for Non-Employee Directors, as amended. (Exhibit 10 (e) to Form 10-K filed for the period ended December 31, 1988.)

 10 (h)* Management Incentive Plan, as amended and restated effective January 1, 1996. (Exhibit 10 (f) to Form 10-K filed for the period ended December 31, 1995.)

 10 (i) Supplemental Retirement Contract with Homer G. Perkins, as amended and restated through February 9, 1988.

 10 (j) Supplemental Retirement Contract with H. L. Tower, as amended and restated through June 5, 1997.

 10 (k)         Amendment of Retirement Agreement with Allan G.
                Keirstead.

 10 (l)*        Supplemental Retirement Contract, as amended, with
                Allan G. Keirstead. (Exhibit 10 (1) to Form 10-K filed for the period ended December 31, 1994.)

 10 (m)* Amendment of Allan G. Keirstead Supplemental Retirement Contract. (Exhibit 10 (c) to Form 10-Q filed for the period ended June 30, 1997.)

 10 (n)         Description of Relocation Benefits for Allan G.
                Keirstead.

 10 (o)* Thomas E. Evangelista Agreement. (Exhibit 10 (e) to Form 10-Q filed for the period ended June 30, 1997.)

 10 (p)* Carmen J. Mascaro Agreement. (Exhibit 10 (f) to Form 10-Q filed for the period ended June 30, 1997.)

 10 (q)* Bruce H. Wyatt Retirement Agreement. (Exhibit 10 (g) to Form 10-Q filed for the period ended June 30, 1997.)

 10 (r)         Amendment of Bruce H. Wyatt Retirement Agreement.

 10 (s)         Bruce H. Wyatt Release Agreement.

 10 (t)         Ronald R. Jalbert Release Agreement.

 10 (u)* Form of Severance Agreement. Substantially identical agreements exist with Allan G. Keirstead, Bruce H. Wyatt, and Thomas E. Evangelista. (Exhibit 19 (d) to Form 10-K filed for the period ended December 31, 1992.)

 10 (v)*        John J. Dur Separation Letter Agreement.  (Exhibit 10
                (h) to Form 10-Q filed for the period ended June 30, 1997.)

 10 (w)         First Amendment to John J. Dur Separation Letter
                Agreement.

 10 (x)         Second Amendment to John J. Dur Separation Letter
                Agreement.

 10 (y)* Form of Retention Benefits Plan as described in the Estimated Termination Benefits Summary Letters dated June 16, 1997 for Stanhome Inc. Corporate Headquarters Exempt Employees. Similar plans exist with Allan G. Keirstead, Bruce H. Wyatt, Thomas Evangelista, and Carmen J. Mascaro. (Exhibit 10 (i) to Form 10-Q filed for the period ended June 30, 1997.)

 10 (z)* Form of Change in Control Agreement. Substantially identical agreements exist with Allan G. Keirstead, Bruce
                H. Wyatt, John J. Dur, and Thomas E. Evangelista. (Exhibit 19 (c) to Form 10-K filed for the period ended December 31, 1992.)

 10 (aa)* Form of Change in Control Agreement with certain other executive officers and non-executive officers. Substantially identical agreements exist with Carmen J. Mascaro and Jeffrey A. Hutsell. (Exhibit 19 (c) to Form 10-K filed for the period ended December 31, 1991.)

 10 (bb)* Second Amendment to Stanhome Inc. Supplemental Pension Plan, as amended and restated through December 16, 1996. (Exhibit 10 (s) to Form 10-K filed for the period ended December 31, 1996 and Exhibit 10 (j) to Form 10-Q filed for the period ended June 30, 1997.)

 10 (cc)        Third Amendment to Stanhome Inc. Supplemental Pension
                Plan.

 10 (dd)* Enesco Corporation Supplemental Profit Sharing Plan effective January 1, 1994. (Exhibit 10 to Form 10-Q filed for the period ended September 30, 1996.)

 10 (ee)* Stanhome Supplemental Investment Savings Plan, as amended and restated effective January 1, 1997. (Exhibit 10
                (k) to Form 10-Q filed for the period ended June 30, 1997.)

  10 (ff)       First Amendment to Stanhome Supplemental Investment
                Savings Plan.

 10 (gg)* License Agreement between Precious Moments, Inc. and Enesco Corporation. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1993.)

 10 (hh) First Amendment to License Agreement between Precious Moments, Inc. and Enesco Corporation.

 13 Portions of the 1997 Annual Report to the Stockholders of Stanhome Inc.

 21             Subsidiaries of Stanhome Inc.

 23             Consent of Arthur Andersen LLP

 24             Power of Attorney

 27             Financial Data Schedule

 99 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995, as amended and restated through March 27, 1998.


                  *Incorporated Herein By Reference