Form 10-Q
period 1998-03-31
STANHOME INC
filed 1998-05-13
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

                                    OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _____ .

                       Commission File Number 0-1349

                            Enesco Group, Inc.
-----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                 04-1864170
------------------------------------            -----------------------
(State or other jurisdiction of                   (I.R.S. Employee
 incorporation or organization)                    Identification No.)

333 Western Avenue, Westfield, Massachusetts                  01085
-----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 413-562-3631

-----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                               Stanhome Inc.
_______________________________________________________________________
   (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]        No [ ]

                                                March 31,
                                        1998                1997
                                        ----                ----
Shares Outstanding:

Common Stock with                   16,343,251            17,910,333
Associated Rights                              Total number of pages
                                               contained herein 69

                                               Index to Exhibits is
                                               on page 22




                       PART I. FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                             ENESCO GROUP, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    MARCH 31, 1998 and DECEMBER 31, 1997
                                (Unaudited)
                               (In Thousands)


                                                    March 31,   December 31,
                                                      1998         1997
                                                      ----         ----

ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit                  $ 23,074     $ 35,724

  Accounts receivable, net                            97,216      101,731

  Inventories                                         98,164      107,752

  Prepaid expenses                                     3,047        2,482
                                                    --------     --------
     Total current assets                            221,501      247,689
                                                    --------     --------

PROPERTY, PLANT AND EQUIPMENT, at cost                83,098       82,414

  Less - Accumulated depreciation and
         amortization                                 48,131       46,836
                                                    --------     --------
                                                      34,967       35,578
                                                    --------     --------
OTHER ASSETS:

    Goodwill and other intangibles, net               88,688       89,596
    Other                                             34,265       27,539
                                                    --------     --------
                                                     122,953      117,135
                                                    --------     --------

                                                    $379,421     $400,402
                                                    ========     ========

The accompanying notes are an integral part of these condensed financial statements.



                             ENESCO GROUP, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    MARCH 31, 1998 and DECEMBER 31, 1997
                                (Unaudited)
                               (In Thousands)


                                                                  March 31,           December 31,
                                                                    1998                 1997
                                                                    ----                 ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes and loans payable                                         $ 34,007             $  8,388

  Accounts payable                                                  32,936               43,576

  Federal, state and foreign taxes
    on income                                                       31,357               42,158

  Accrued expenses--
    Payroll and commissions                                         11,514               13,576
    Royalties                                                        8,510                6,767
    Vacation, sick and postretirement benefits                       5,008                4,853
    Pensions and profit sharing                                      3,508                6,128
    Other                                                           26,504               24,958
                                                                  --------             --------
     Total current liabilities                                     153,344              150,404
                                                                  --------             --------

LONG-TERM LIABILITIES:
  Postretirement benefits                                           21,367               21,084
                                                                  --------             --------
     Total long-term liabilities                                    21,367               21,084
                                                                  --------             --------
SHAREHOLDERS' EQUITY:
  Common stock                                                       3,154                3,154

  Capital in excess of par value                                    47,173               46,858

  Retained earnings                                                354,724              355,806

  Accumulated other comprehensive income                         (   1,417)           (   1,519)
                                                                  --------             --------
                                                                   403,634              404,299
  Less - Shares held in treasury, at cost                          198,924              175,385
                                                                  --------             --------
     Total shareholders' equity                                    204,710              228,914
                                                                  --------             --------
                                                                  $379,421             $400,402
                                                                  ========             ========

The accompanying notes are an integral part of these condensed financial statements.


                             ENESCO GROUP, INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

       FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997 (Unaudited)
                  (In thousands, except per share amounts)


                                                                            1998               1997
                                                                            ----               ----
NET SALES                                                                 $108,220           $102,060
COST OF SALES                                                               57,452             52,633
                                                                          --------           --------
GROSS PROFIT                                                                50,768             49,427
SELLING, DISTRIBUTION, GENERAL
  AND ADMINISTRATIVE EXPENSES                                               43,317             43,225
                                                                          --------           --------
OPERATING PROFIT                                                             7,451              6,202
  Interest expense                                                       (     756)         (   1,886)
  Other expense, net                                                     (     544)         (     399)
                                                                          --------           --------
INCOME BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS                                                 6,151              3,917
  Income taxes                                                               2,645              1,724
                                                                          --------           --------
INCOME OF CONTINUING OPERATIONS, NET OF TAXES                                3,506              2,193
INCOME OF DISCONTINUED OPERATIONS, NET OF TAXES                                  -              1,048
NET LOSS ON SALE OF DIRECT RESPONSE                                              -          (  35,000)
                                                                          --------           --------
NET INCOME (LOSS)                                                            3,506          (  31,759)
RETAINED EARNINGS, beginning of period                                     355,806            403,805
  Cash dividends, $.28 per share in
    1998 and 1997                                                        (   4,588)         (   5,014)
                                                                          --------           --------
RETAINED EARNINGS, end of period                                          $354,724           $367,032
                                                                          ========           ========
EARNINGS (LOSS) PER COMMON SHARE,
  BASIC:
   CONTINUING OPERATIONS                                                     $ .21              $ .12
   DISCONTINUED OPERATIONS                                                       -                .06
   SALE OF DIRECT RESPONSE                                                       -             ( 1.95)
                                                                             -----              -----
     TOTAL                                                                   $ .21             ($1.77)
                                                                             =====              =====
  DILUTED:
   CONTINUING OPERATIONS                                                     $ .21              $ .12
   DISCONTINUED OPERATIONS                                                       -                .06
   SALE OF DIRECT RESPONSE                                                       -             ( 1.95)
                                                                             -----              -----
     TOTAL                                                                   $ .21             ($1.77)
                                                                             =====              =====


The accompanying notes are an integral part of these condensed financial statements.


                             ENESCO GROUP, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

       FOR THE THREE MONTHS ENDED MARCH 31, 1998 and 1997 (Unaudited)
                               (In Thousands)


                                                                                       1998              1997
                                                                                       ----              ----
OPERATING ACTIVITIES:
  Net income (loss)                                                                  $ 3,506          ($31,759)
   Less- Net income discontinued operations                                                -          (  1,048)
       - Loss on sale of Direct Response                                                   -            35,000
  Adjustments to reconcile continuing operations net
   income to net cash provided by operating activities                              ( 13,349)         (  3,672)
  Operating activities of discontinued operations                                          -             2,291
                                                                                     -------           -------
  Net cash provided (used) by operating activities                                  (  9,843)              812
                                                                                     -------           -------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                         (    622)         (  1,221)
  Proceeds from sales of property, plant and equipment                                    47               661
  Payments for acquisition of businesses,
   net of cash acquired                                                             (      6)         (     51)
  Investing activities of discontinued operations                                          -          (    524)
                                                                                     -------           -------
  Net cash used by investing activities                                             (    581)         (  1,135)
                                                                                     -------           -------
FINANCING ACTIVITIES:
  Cash dividends                                                                    (  4,588)         (  5,014)
  Exchanges and purchases of common stock                                           ( 23,616)                -
  Notes and loans payable                                                             25,668             9,085
  Exercise of stock options                                                               33                 -
  Other common stock issuance                                                            360               173
  Financing activities of discontinued operations                                          -          (     76)
                                                                                     -------           -------
  Net cash provided (used) by financing activities                                  (  2,143)            4,168
                                                                                     -------           -------
  Effect of exchange rate changes on cash
   and cash equivalents                                                             (     83)         (    714)
                                                                                     -------           -------
  Increase/(decrease) in cash and cash equivalents                                  ( 12,650)            3,131
  Cash and cash equivalents,
   beginning of year                                                                  35,722            10,306
                                                                                     -------           -------
  Cash and cash equivalents, end of quarter                                          $23,072           $13,437
                                                                                     =======           =======


The accompanying notes are an integral part of these condensed financial statements.



                             ENESCO GROUP, INC.

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        The consolidated condensed financial statements and related notes included herein have been prepared by the Company, without audit except for the December 31, 1997 condensed balance sheet, which was derived from the Company's Annual Report on Form 10-K for the year ended December 31, 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

        At its annual meeting in April 1998, the Company's shareholders approved a proposal to change its corporate name to "Enesco Group, Inc.", to reflect the Company's transformation into a singularly focused designer and marketer of branded gifts and collectibles. The Stanhome Inc. name was sold as part of the December 1997 agreement to sell the majority of the business of the Direct Selling discontinued operation.

1.  ACCOUNTING POLICIES:

        The Company's financial statements for the three months ended March 31, 1998 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1997 consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K. The Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable were net of reserves for uncollectible accounts, returns and allowances of $13,738,000 at March 31, 1998 and $11,146,000 at December 31, 1997.

        The Company recognizes revenue as merchandise is turned over to the shipper and a provision for anticipated merchandise returns and allowances is recorded based upon historical experience. Amounts billed to customers for shipping and handling orders and collector club subscriptions are netted against the associated costs.

        The Company paid cash for interest and taxes as follows (in thousands):

                                          Three Months Ended
                                                 March 31
                                          ------------------
                                           1998               1997
                                           ----               ----
          Interest                       $   583            $ 1,512
          Income taxes                   $11,077            $ 3,953


2.  COMPREHENSIVE INCOME:

        In June 1997, the Financial Accounting Standards Board adopted a new standard on reporting comprehensive income, which established standards for reporting and display of comprehensive income (net income (loss) together with other non-owner changes in equity) and its components in a full set of general purpose financial statements. The standard became effective for the Company in 1998 and required reclassification of comparative financial statements for prior years. The other comprehensive income consists only of cumulative translation adjustments. Comprehensive income (loss) for the three months ended March 31, 1998 and 1997 was as follows (in thousands):

                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                           1998        1997
                                                           ----        ----
          NET INCOME (LOSS)                              $ 3,506    ($31,759)
                                                         -------     -------
          OTHER COMPREHENSIVE INCOME:
            Cumulative translation adjustments               102    (  5,576)
                                                         -------     -------
          TOTAL OTHER COMPREHENSIVE INCOME                   102    (  5,576)
                                                         -------     -------
          COMPREHENSIVE INCOME (LOSS)                    $ 3,608    ($37,335)
                                                         =======     =======

3.  DISCONTINUED OPERATIONS:

        In 1997, the Company discontinued and sold the majority of the Hamilton Direct Response and Worldwide Direct Selling operations. In connection with the Hamilton sale, the Company recorded a $35 million after tax charge in the first quarter of 1997. Accordingly, the applicable financial statements and related notes present these two business segments as discontinued operations. Therefore, the net assets and operating results of these two business segments have been segregated and reported as discontinued operations in the Consolidated Balance Sheets, Statements of Income, and Statements of Cash Flow.

        Included in other assets at March 31, 1998 is $6.7 million of the original $11 million Direct Selling Sale escrow deposit that continues to be held in escrow after March 31, 1998 due to claims filed by Laboratoires de Biologie Vegetale Yves Rocher of France. The Company is in the process of gathering information and detail to assess the merits of the claim.

4.  INVENTORY CLASSES:

        The major classes of inventories at March and December 3l were as follows (in thousands):

                                                  March 31,     December 31,
                                                    1998           1997
                                                    ----           ----
     Raw materials and supplies                  $  1,247       $  1,719
     Work in process                                  805            930
     Finished goods in transit                      9,804         14,865
     Finished goods                                86,308         90,238
                                                 --------       --------
                                                 $ 98,164       $107,752
                                                 ========       ========

5.  OTHER EXPENSE, NET:

        Other expense, net for the three months ended March 31, 1998 and 1997 consists of the following (in thousands):

                                                   1998         1997
                                                   ----         ----
     Interest income                              $  343       $  691
     Amortization of other assets                (   873)     (   957)
     Other, net                                  (    14)     (   133)
                                                  ------       ------
                                                 ($  544)     ($  399)
                                                  ======       ======

6. EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

        In February 1997, the Financial Accounting Standards Board adopted a new standard on accounting for earnings per share. The standard became effective for the Company at December 31, 1997 and required restatement of prior years' earnings per share. Basic earnings per common share are based on the average number of common shares outstanding during the period covered. Diluted earnings per common share assumes, in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options using the treasury stock method.

        For the first quarter basic computations, the average numbers of outstanding shares utilized were 16,595,000 shares for 1998 and 17,905,000 shares for 1997. For the first quarter diluted computations, the average numbers of shares utilized were 16,605,000 and 17,926,000 shares for 1998 and 1997, respectively, including common share equivalents of 10,000 in 1998 and 21,000 in 1997. The lower average number of shares for the first quarter of 1998 primarily resulted from the repurchase of shares as part of the Company's repurchase program.

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

         The Company enters into various short-term foreign exchange agreements during the year. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases. Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold. At March 31, 1998, deferred amounts were not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations. The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued. The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income. The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees. From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables. Gains and losses are recognized or the credit or debit offsets the foreign currency payables. As of March 31, 1998, net deferred amounts on outstanding agreements were not material. The outstanding agreement amounts (notional value) at March 31, 1998, are $6.5 million U.S. dollars.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             ENESCO GROUP, INC.

                     THREE MONTHS ENDED MARCH 31, 1998

        The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of the Quarterly Report and the Company's Annual Report on Form 10-K for the year ended December 31, 1997 which contains the audited financial statements and notes thereto for the years ended December 31, 1997, 1996 and 1995 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

        Forward-looking statements, in this Quarterly Report on Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Stockholders are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

        At the Company's Annual Meeting on April 23, 1998, the shareholders approved a resolution authorizing the Company to change its name from Stanhome Inc. to Enesco Group, Inc., to reflect the Company's transformation into a singularly focused designer and marketer of branded gifts and collectibles. Commencing on May 1, 1998, shares of the Company's common stock traded on the New York Stock Exchange and the Pacific Exchange under the symbol "ENC".

RESULTS OF OPERATIONS:

        Net sales increased 6.0% in the first quarter of 1998, due primarily to unit volume growth in the United States. International sales increased slightly and represented 17.9% of total 1998 first quarter sales compared to 18.9% in 1997. The Precious Moments line represented 39.4% of the 1998 first quarter sales compared to 36.3% in 1997 and the Cherished Teddies line represented 20.9% of 1998 first quarter sales compared to 23.7% in 1997. In the United States, the Company is in the process of analyzing the total economic return for all of its product lines, with the objective of phasing out those product lines that do not cover their total cost of capital investment. As these lines are phased out during the next year, the absence of sales from these lines will reduce sales volumes.

        Gross profit increased 2.7% in the first quarter of 1998, due primarily to the increase in sales volume. Gross profit as a percentage of net sales was 46.9% in the first quarter of 1998, compared to 48.4% in 1997. The decrease in the gross profit percentage in 1998 was due primarily to sales mix and a greater percentage of products sold at less than normal margins in the United States.

        Selling, distribution, general and administrative expenses increased .2% in the first quarter of 1998 versus 1997 and represented 40.0% of first quarter 1998 sales, compared to 42.4% in 1997. The 1998 reduction in expenses as a percentage of sales was due primarily to lower general and administrative expenses in the United States. The reductions were from cost controls, the start of benefits from downsizing the Company's Westfield, MA corporate headquarters, and a reduction of compensation resulting from the expiration on December 31, 1997 of an executive officer's employment agreement that had entitled a bonus in an amount equal to five percent of Enesco's pre-tax income, with certain adjustments, less a base salary. During the first quarter of 1998, there was a net pre-tax expense of approximately one million dollars resulting from a workforce reduction in the United States.

        Operating profit increased 20% in the first quarter of 1998 compared to 1997 and represented 6.9% of sales in 1998 compared to 6.1% in 1997, due to the factors described above. Most of the operating profit improvement was in the United States. International operating profit increased slightly.

INTERNATIONAL ECONOMIES AND CURRENCY:

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

        INTEREST EXPENSE, net of investment income, decreased in the first quarter of 1998 compared with 1997, from lower borrowing levels due to the utilization of cash proceeds from the sale of discontinued operations in 1997. Other expense, net is principally the amortization of goodwill and was less in the first quarter of 1998 compared to 1997 due to certain categories being fully amortized.

        THE PROVISION FOR INCOME TAXES of 43% in the first quarter of 1998 was lower than the 44% provision in 1997, due primarily to a higher percentage of total before tax income from the United States, which has a lower effective tax rate.

DISCONTINUED OPERATIONS:

        In April 1997, the Company announced the sale of the majority of its Hamilton Direct Response business and a plan to sell its Direct Selling business. The majority of the Direct Selling business was sold in December 1997. The Company's Direct Selling Cosmhogar manufacturing subsidiary, located in Spain, was not sold. The Cosmhogar facility and certain other assets of the Direct Selling Group remain to be sold.

        The applicable financial statements and related notes present these two divested business segments as discontinued operations. Therefore, the net assets and operating results of these two divested business segments have been segregated and reported as discontinued operations in the Consolidated Balance Sheets, Statements of Income, and Statements of Cash Flows. Note 3, Discontinued Operations, to the Consolidated Condensed Financial Statements provides additional information on the two discontinued operations.

FINANCIAL CONDITION

        The Company has historically satisfied its capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.

        The major sources of funds in the first quarter of 1998 from operating activities for continuing operations were from net income, depreciation, amortization and lower levels of accounts receivable and inventories. Due to seasonal sales volume, accounts receivable were down from year-end 1997. Accounts receivable in the first quarter of 1998 decreased 12% compared to the first quarter of 1997. The decrease occurred, even though sales increased 6% in the first quarter 1998, due to the impact of the implementation of tighter credit controls and improved collection performance. Inventories decreased compared to year-end 1997 as progress was made in alleviating the high levels of inventory. Other assets increased at March 31, 1998 due primarily to $6.7 million of the $11 million Direct Selling sale escrow deposit continuing to be held in escrow after March 31, 1998. Accounts payable and accrued expenses decreased from year-end levels due to lower seasonal volumes. Taxes payable decreased due to seasonal volumes and payments of taxes related to the sale of the Direct Selling business. 1998 current liabilities, excluding loans payable, were higher than 1997 first quarter levels due to timing of payments and to the amounts remaining to be paid from the 1997 provision to downsize corporate headquarters and for payments due relating to the 1997 sales of discontinued operations.

        The major use of cash in investing activities in the first quarter of 1998 was for capital expenditures. Capital expenditure commitments for $10 million are forecasted for 1998. The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

        The major uses of cash in financing activities in the first quarter of 1998 were for dividends to shareholders and purchases of common stock, which were primarily financed with increased borrowings. During the first three months this year, the Company repurchased 872 thousand shares for $23.6 million. The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market or in private transactions, depending on market and business conditions, and may utilize funds for this purpose in the future. As of March 31, 1998, 1.3 million shares remained available for purchase under the program. The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives. The major source of funds from financing activities was from higher seasonal borrowings. The aggregate exercise price of the total number of stock options outstanding was $92 million at March 31, 1998, and the Company could receive some or all of these funds in the future if the options are exercised.

        Fluctuations in the value of the U. S. dollar versus international currencies affect the U. S. dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of accumulated comprehensive income in shareholders' equity.

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





                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders was held on April 23, 1998.

     (c) The first matter voted upon at the meeting was the election of Directors. The members of Class III were standing for election to a three-year term expiring at the Annual Meeting in 2001. Upon motion duly made and seconded, it was voted to elect John F. Cauley, Jeffrey A. Hutsell, Homer G. Perkins and Anne-Lee Verville as Class III Directors for a three-year term expiring at the Annual Meeting in 2001 and until their successors are elected and qualified. The votes for each of the candidates were reported as follows:

              John F. Cauley          For:              14,201,546

                                      Withheld:            127,495

              Jeffrey A. Hutsell      For:              14,217,907

                                      Withheld:            111,134

              Homer G. Perkins        For:              14,190,571

                                      Withheld:            138,470

              Anne-Lee Verville       For:              14,206,465

                                      Withheld:            122,576

         The second matter voted upon at the meeting was the approval of amendments to the Restated Articles of Organization, as amended, of the Company. Upon motion duly made and seconded, it was voted to change the name and purpose of the Company and to provide that stockholders meetings may be held anywhere within the United States. The votes for the amendments were reported as follows:

            Amendments to Articles    For:              13,067,133

                                      Against:              80,331

                                      Abstain:             149,325

                                      Broker Non-Votes:  1,032,252

         The third matter voted upon at the meeting was a stockholder proposal recommending the sale of the Company and its subsidiaries. Upon motion duly made and seconded, it was voted that the stockholder proposal not be approved. The votes for the above referenced stockholder proposal were reported as follows:

              Stockholder Proposal    For:               1,419,786

                                      Against:          11,429,371

                                      Abstain:             447,630

                                      Broker Non-Votes:  1,032,254

         The fourth matter voted upon at the meeting was the approval and ratification of the Board's appointment of Arthur Andersen LLP as independent accountants for 1998. Upon motion duly made and seconded, it was voted that the appointment by the Board of Directors at its March 4, 1998 meeting of Arthur Andersen LLP, independent certified public accountants, as independent accountants for the Company for its fiscal year ending December 31, 1998 be ratified and approved. The votes for the independent accountants were reported as follows:

               Arthur Andersen LLP    For:              14,191,839

                                      Against:             109,295

                                      Abstain:              27,907

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

       -    Restated Articles of Organization as amended

       -    By-Laws as amended

       -    Fourth Amendment to Stanhome Inc. Supplemental Pension Plan

       -    Change in Control Agreement with Eugene Freedman

       -    John J. Dur Release Agreement

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

                               STANHOME INC.
                               (Registrant)

Date:    May 12, 1998          /s/ H. L. Tower
                               -----------------------------------------
                               H.L. Tower
                               Chairman and Chief Executive Officer

Date:    May 12, 1998          /s/ Allan G. Keirstead
                               -----------------------------------------
                               Allan G. Keirstead
                               Chief Administrative and Financial
                               Officer


                               EXHIBIT INDEX


Reg. S-K
Item 601              Exhibit                           10-Q Page No.
---------             -------                           -------------

3(a)                  Restated Articles of Organization      23
                      as amended

3(b)                  By-Laws as amended                     32

10(a)                 Fourth Amendment to Stanhome Inc.
                      Supplemental Pension Plan              46

10(b)                 Change in Control Agreement with
                      Eugene Freedman                        48

10(c)                 John J. Dur Release Agreement          58

27                    Financial Data Schedule                69