Form 10-Q
period 1998-06-30
ENESCO GROUP INC
filed 1998-08-13
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              Form 10-Q
(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

                                    N/A
-----------------------------------------------------------------------
(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [X]        No [ ]

                                                June 30,
                                        1998                1997
                                        ----                ----
Shares Outstanding:

Common Stock with                   16,088,446            17,458,993
Associated Rights

                                              Total number of pages
                                              contained herein 35

                                              Index to Exhibits is
                                              on page 25


                       PART I. FINANCIAL INFORMATION
                       ------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                             ENESCO GROUP, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    JUNE 30, 1998 and DECEMBER 31, 1997
                                (Unaudited)
                               (In Thousands)

                                                  June 30        December 31,
                                                   1998              1997
                                                   ----              ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit                $ 21,012         $ 35,724

  Accounts receivable, net                         132,904          101,731

  Inventories                                       86,086          107,752

  Prepaid expenses                                   3,394            2,482
                                                  --------         --------
     Total current assets                          243,396          247,689
                                                  --------         --------

PROPERTY, PLANT AND EQUIPMENT, at cost              83,876           82,414

  Less - Accumulated depreciation and
         amortization                               49,117           46,836
                                                  --------         --------
                                                    34,759           35,578
                                                  --------         --------
OTHER ASSETS:

    Goodwill and other intangibles, net             87,883           89,596
    Other                                           29,312           27,539
                                                  --------         --------
                                                   117,195          117,135
                                                  --------         --------

                                                  $395,350         $400,402
                                                  ========         ========

The accompanying notes are an integral part of these condensed financial statements.


                             ENESCO GROUP, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    JUNE 30, 1998 and DECEMBER 31, 1997
                                (Unaudited)
                               (In Thousands)

                                                      June 30,     December 31,
                                                        1998           1997
                                                        ----           ----

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes and loans payable                            $ 41,616      $  8,388

  Accounts payable                                     38,125        43,576

  Federal, state and foreign taxes
    on income                                          34,658        42,158

  Accrued expenses--
    Payroll and commissions                            13,546        13,576
    Royalties                                           9,449         6,767
    Vacation, sick and postretirement benefits          4,870         4,853
    Pensions and profit sharing                         3,482         6,128
    Other                                              24,768        24,958
                                                     --------      --------
     Total current liabilities                        170,514       150,404
                                                     --------      --------

LONG-TERM LIABILITIES:
  Postretirement benefits                              21,715        21,084
                                                     --------      --------
     Total long-term liabilities                       21,715        21,084
                                                     --------      --------
SHAREHOLDERS' EQUITY:
  Common stock                                          3,154         3,154

  Capital in excess of par value                       48,258        46,858

  Retained earnings                                   361,958       355,806

  Accumulated other comprehensive income            (   1,892)    (   1,519)
                                                     --------      --------
                                                      411,478       404,299
  Less - Shares held in treasury, at cost             208,357       175,385
                                                     --------      --------
     Total shareholders' equity                       203,121       228,914
                                                     --------      --------
                                                     $395,350      $400,402
                                                     ========      ========

The accompanying notes are an integral part of these condensed financial statements.


                             ENESCO GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

         FOR THE QUARTERS ENDED JUNE 30, 1998 and 1997 (Unaudited)
                  (In thousands, except per share amounts)

                                                        1998          1997
                                                        ----          ----

NET SALES                                             $137,169       $137,002
COST OF SALES                                           72,207         73,203
                                                      --------       --------
GROSS PROFIT                                            64,962         63,799
SELLING, DISTRIBUTION, GENERAL
  AND ADMINISTRATIVE EXPENSES                           42,920         43,901
                                                      --------       --------
OPERATING PROFIT                                        22,042         19,898
  Interest expense                                   (     846)     (   1,804)
  Other expense, net                                 (     558)     (     667)
                                                      --------       --------
INCOME BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS                            20,638         17,427
  Income taxes                                           8,874          7,668
                                                      --------       --------
INCOME OF CONTINUING OPERATIONS, NET OF TAXES           11,764          9,759
INCOME OF DISCONTINUED OPERATIONS, NET OF TAXES              -          1,810
NET LOSS ON SALE OF DIRECT RESPONSE                          -              -
                                                      --------       --------
NET INCOME (LOSS)                                     $ 11,764       $ 11,569
                                                      ========       ========
EARNINGS (LOSS) PER COMMON SHARE,
  BASIC:
   CONTINUING OPERATIONS                                 $ .72          $ .55
   DISCONTINUED OPERATIONS                                   -            .10
   SALE OF DIRECT RESPONSE                                   -              -
                                                         -----          -----
     TOTAL                                               $ .72          $ .65
                                                         =====          =====
  DILUTED:
   CONTINUING OPERATIONS                                 $ .72          $ .55
   DISCONTINUED OPERATIONS                                   -            .10
   SALE OF DIRECT RESPONSE                                   -              -
                                                         -----          -----
     TOTAL                                               $ .72          $ .65
                                                         =====          =====

The accompanying notes are an integral part of these condensed financial statements.


                             ENESCO GROUP, INC.

        CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

             FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997 (Unaudited)
                  (In thousands, except per share amounts)

                                                         1998          1997
                                                         ----          ----

NET SALES                                              $245,389      $239,062
COST OF SALES                                           129,659       125,836
                                                       --------      --------
GROSS PROFIT                                            115,730       113,226
SELLING, DISTRIBUTION, GENERAL
  AND ADMINISTRATIVE EXPENSES                            86,237        87,126
                                                       --------      --------
OPERATING PROFIT                                         29,493        26,100
  Interest expense                                    (   1,602)    (   3,690)
  Other expense, net                                  (   1,102)    (   1,066)
                                                       --------      --------
INCOME BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS                             26,789        21,344
  Income taxes                                           11,519         9,392
                                                       --------      --------
INCOME OF CONTINUING OPERATIONS, NET OF TAXES            15,270        11,952
INCOME OF DISCONTINUED OPERATIONS, NET OF TAXES               -         2,858
NET LOSS ON SALE OF DIRECT RESPONSE                           -     (  35,000)
                                                       --------      --------
NET INCOME (LOSS)                                        15,270     (  20,190)
RETAINED EARNINGS, beginning of period                  355,806       403,805
  Cash dividends, $.56 per share in
    1998 and 1997                                     (   9,118)    (   9,909)
                                                       --------      --------
RETAINED EARNINGS, end of period                       $361,958      $373,706
                                                       ========      ========
EARNINGS (LOSS) PER COMMON SHARE,
  BASIC:
   CONTINUING OPERATIONS                                  $ .93         $ .67
   DISCONTINUED OPERATIONS                                    -           .15
   SALE OF DIRECT RESPONSE                                    -        ( 1.95)
                                                          -----         -----
     TOTAL                                                $ .93        ($1.13)
                                                          =====         =====
  DILUTED:
   CONTINUING OPERATIONS                                  $ .92         $ .67
   DISCONTINUED OPERATIONS                                    -           .15
   SALE OF DIRECT RESPONSE                                    -        ( 1.95)
                                                          -----         -----
     TOTAL                                                $ .92        ($1.13)
                                                          =====         =====

The accompanying notes are an integral part of these condensed financial statements.


                             ENESCO GROUP, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

        FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1997 (Unaudited)
                               (In Thousands)
                                                            1998        1997
                                                            ----        ----
OPERATING ACTIVITIES:
  Net income (loss)                                        $15,270    ($20,190)
   Less- Net income discontinued operations                      -    (  2,858)
       - Loss on sale of Direct Response                         -      35,000
  Adjustments to reconcile continuing operations net
   income to net cash provided by operating activities    ( 20,621)   ( 40,110)
  Operating activities of discontinued operations                -      59,587
                                                          --------     -------
  Net cash provided (used) by operating activities        (  5,351)     31,429
                                                           -------     -------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment               (  2,085)   (  2,177)
  Proceeds from sales of property, plant and equipment         214         622
  Investing activities of discontinued operations                -    (    892)
                                                           -------     -------
  Net cash used by investing activities                   (  1,871)   (  2,447)
                                                           -------     -------
FINANCING ACTIVITIES:
  Cash dividends                                          (  9,118)   (  9,909)
  Exchanges and purchases of common stock                 ( 34,005)   ( 14,636)
  Notes and loans payable                                   33,379    (  7,872)
  Exercise of stock options                                  2,031         667
  Other common stock issuance                                  402         230
  Financing activities of discontinued operations                -    (     97)
                                                           -------     -------
  Net cash provided (used) by financing activities        (  7,311)   ( 31,617)
                                                           -------     -------
  Effect of exchange rate changes on cash
   and cash equivalents                                   (    179)   (    657)
                                                           -------     -------
  Increase/(decrease) in cash and cash equivalents        ( 14,712)   (  3,292)
  Cash and cash equivalents,
   beginning of year                                        35,722      10,306
                                                           -------     -------
  Cash and cash equivalents, end of quarter                $21,010     $ 7,014
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

     As reported in the Company's Form 10-Q for the quarter ended March 31, 1998, at its annual meeting in April 1998, the Company's shareholders approved a proposal to change its corporate name to "Enesco Group, Inc.", to reflect the Company's transformation into a singularly focused designer and marketer of branded gifts and collectibles. The Stanhome Inc. name was sold as part of the December 1997 agreement to sell the majority of the business of the Direct Selling discontinued operation.

1.  ACCOUNTING POLICIES:

     The Company's financial statements for the six months ended June 30, 1998 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1997 consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K. The Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable were net of reserves for uncollectible accounts, returns and allowances of $13,882,000 at June 30, 1998 and $11,146,000 at December 31, 1997.

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

     The Company paid cash for interest and taxes as follows (in thousands):

                                              Six Months Ended
                                                    June 30
                                             ------------------
                                             1998          1997
                                             ----          ----
          Interest                         $ 2,412      $ 3,243
          Income taxes                     $16,631      $ 9,780

2.  COMPREHENSIVE INCOME:

     In June 1997, the Financial Accounting Standards Board adopted a new standard on reporting comprehensive income, which established standards for reporting and display of comprehensive income (net income (loss) together with other non-owner changes in equity) and its components in a full set of general purpose financial statements. The standard became effective for the Company in 1998 and required reclassification of comparative financial statements for prior years. The other comprehensive income consists only of cumulative translation adjustments. Comprehensive income (loss) for the quarters and six months ended June 30, 1998 and 1997 was as follows (in thousands):

                                    Quarters Ended            Six Months Ended
                                       June 30,                    June 30,
                                   ------------------        ------------------
                                     1998        1997        1998         1997
                                     ----        ----        ----         ----
NET INCOME (LOSS)                  $11,764     $11,569     $15,270    ($20,190)
                                   -------     -------     -------     -------
OTHER COMPREHENSIVE INCOME:
  Cumulative translation
    adjustments                   (    475)   (  4,191)   (    373)   (  9,767)
                                    -------     -------     -------     -------
TOTAL OTHER COMPREHENSIVE INCOME  (    475)   (  4,191)   (    373)   (  9,767)
                                    -------     -------     -------     -------
COMPREHENSIVE INCOME (LOSS)        $11,289     $ 7,378     $14,897    ($29,957)
                                    =======     =======     =======     =======

3.  DISCONTINUED OPERATIONS:

     In 1997, the Company discontinued and sold the majority of the Hamilton Direct Response and Worldwide Direct Selling operations. In connection with the Hamilton sale, the Company recorded a $35 million after tax charge in the first quarter of 1997. Accordingly, the applicable financial statements and related notes present these two business segments as discontinued operations. Therefore, the operating results of these two business segments have been segregated and reported as discontinued operations in the Consolidated Statements of Income and Statements of Cash Flow. There have not been any significant changes in the loss provisions for closing costs and any other loss provisions previously established in connection with the discontinued operations. All of the provisions are anticipated to be used.

4.  INVENTORY CLASSES:

     The major classes of inventories at June 30 and December 3l were as follows (in thousands):

                                                  June 30,       December 31,
                                                    1998             1997
                                                    ----             ----
     Raw materials and supplies                  $  1,341         $  1,719
     Work in process                                  436              930
     Finished goods in transit                     10,525           14,865
     Finished goods                                73,784           90,238
                                                 --------         --------
                                                 $ 86,086         $107,752
                                                 ========         ========

5.  OTHER EXPENSE, NET:

     Other expense, net for the quarters and six months ended June 30, 1998 and 1997 consists of the following (in thousands):

                                                    Quarters Ended June 30
                                                    ----------------------
                                                     1998             1997
                                                     ----             ----
     Interest income                                 $  278          $  366
     Amortization of other assets                   (   773)        ( 1,062)
     Other, net                                     (    63)             29
                                                     ------          ------
                                                    ($  558)        ($  667)
                                                     ======          ======

                                                        Six Months Ended
                                                            June 30
                                                     ---------------------
                                                      1998            1997
                                                      ----            ----
     Interest income                                 $  621          $1,057
     Amortization of other assets                   ( 1,646)        ( 2,019)
     Other, net                                     (    77)        (   104)
                                                     ------          ------
                                                    ($1,102)        ($1,066)
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

     The number of shares used in the earnings per share computations for the second quarter and first six months were as follows (in thousands):

                                       Second Quarter         First Six Months
                                      ----------------        ----------------
                                       1998       1997        1998      1997
                                       ----       ----        ----      ----
       Basic
         Average common shares
           outstanding                16,264     17,635      16,442    17,750

       Diluted
         Stock options                    84         52          84        53
                                      ------     ------      ------    ------
         Average shares diluted       16,348     17,687      16,526    17,803

     The lower average number of shares for the second quarter and first six months of 1998 primarily resulted from the repurchase of shares as part of the Company's repurchase program.

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

     The Company enters into various short-term foreign exchange agreements during the year. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases. Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold. At June 30, 1998, deferred amounts were not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations. The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued. The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income. The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees. From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables. Gains and losses are recognized or the credit or debit offsets the foreign currency payables. As of June 30, 1998, net deferred amounts on outstanding agreements were not material. The outstanding agreement amounts (notional value), at June 30, 1998, are $5.1 million U.S. dollars.

     Management does not believe that FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities", when adopted by the Company will have a material impact on the consolidated financial condition or results of operations of the Company.

8.  SUBSEQUENT EVENT:

     Pursuant to action by the Enesco Group, Inc. Board of Directors on July 22, 1998, effective with the expiration (on September 19, 1998) or any earlier redemption or termination of the stock purchase rights presently existing under the Company's Stockholder Rights Plan, one new right for each outstanding share of the Company's common stock ("common stock") will be issued (a "New Right") under a Renewed Rights Agreement. Each New Right initially will represent the right to purchase one share of common stock for $125. The New Rights will only become exercisable, or separately transferable, promptly after the Company announces that a person has acquired or tendered for 15% or more, or promptly after a tender offer commences that could result in ownership of 15% or more, of the common stock then outstanding.

     If the New Rights become exercisable after any person acquires or tenders for 15% or more of the common stock then outstanding (except through an offer for all common stock that has been approved by the Enesco Group, Inc. Board of Directors), each New Right not owned by that person or related parties will enable its holder to purchase, at the New Right's exercise price, common stock (or other securities or assets, or a combination thereof) having double the value of the exercise price. In the event of certain merger or asset sale transactions with another party, similar terms would apply to the purchase of that party's common stock.

     The New Rights, which have no voting power, expire on July 22, 2008, subject to extension. Upon approval by the Enesco Group, Inc. Board of Directors, the New Rights may be redeemed for $.01 each under certain conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            ENESCO GROUP, INC.

                 QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

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

     As reported in the Company's Form 10-Q for the quarter ended March 31, 1998, at the Company's Annual Meeting on April 23, 1998, the shareholders approved a resolution authorizing the Company to change its name from Stanhome Inc. to Enesco Group, Inc., to reflect the Company's transformation into a singularly focused designer and marketer of branded gifts and collectibles. Commencing on May 1, 1998, shares of the Company's common stock traded on the New York Stock Exchange and the Pacific Exchange under the symbol "ENC".

RESULTS OF OPERATIONS:

     Net sales in 1998 were level with 1997 in the second quarter and increased 2.6% for the first six months due primarily to unit volume growth in the United States. International sales increased slightly and represented 16.2% of total 1998 year-to-date sales compared to 16.5% in 1997. The Precious Moments line represented 39.8% of the 1998 year-to-date sales compared to 40.5% in 1997 and the Cherished Teddies line represented 21.0% of 1998 year-to-date sales compared to 21.7% in 1997. In the United States, the Company is in the process of analyzing the total economic return for all of its product lines, with the objective to improve the supply chain economics from factory to customer and to phase out those product lines that do not have adequate return. As these lines are phased out during the next year, the absence of sales from these lines will reduce sales volumes. Partly reflecting the reduction of product offerings and improved deliveries, total unfilled orders as of June 30, 1998 were down approximately $34 million or 29% compared to June 30, 1997. This trend is expected to continue. Also, the reduction in unfilled orders was due to slowing retail demand due, in part, to high retail inventory levels of certain products and to changing buying practices of many retailers, reflecting, in part, the improved deliveries of products. In response to the high retail inventories, the number of new product introductions for the Precious Moments and Cherished Teddies lines has been reduced and promotions have been offered to assist retailers in moving inventories.

     Gross profit for the second quarter of 1998 increased 1.8% compared to the second quarter of 1997 due principally to an improved sales mix. Gross profit for the first six months of 1998 increased 2.2% compared to 1997 principally due to increased sales volume. Gross profit year-to-date as a percentage of net sales in 1998 decreased to 47.2% compared to 47.4% in 1997 primarily due to sales mix with a greater percentage of products sold at less than normal margins.

     Selling, distribution, general and administrative expenses decreased 2.2% in the second quarter of 1998 versus 1997 and represented 31.3% of 1998 net sales compared to 32.0% in 1997. Selling, distribution, general and administrative expenses decreased 1.0% in the first six months of 1998 versus 1997 and represented 35.1% of 1998 net sales compared to 36.4% in 1997. The 1998 reduction in expenses was due primarily to lower general and administrative expenses in the United States. The reductions were from cost controls, the start of benefits from downsizing the Company's Westfield, MA corporate headquarters, and a reduction of compensation resulting from the expiration on December 31, 1997 of an executive officer's employment agreement that had entitled a bonus in an amount equal to five percent of Enesco's pre-tax income, with certain adjustments, less a base salary. Year-to-date results include a first quarter 1998 net pre-tax expense of approximately one million dollars resulting from a workforce reduction in the United States.

     Operating profit in 1998 increased 11% in the second quarter and 13% for the first six months compared to 1997 and represented, for the year-to-date, 12.0% of sales in 1998 compared to 10.9% in 1997, due to the factors described above. Most of the operating profit improvement was in the United States. International operating profit increased slightly.

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

     INTEREST EXPENSE, net of investment income, decreased in the second quarter and first six months of 1998 compared with 1997, from lower borrowing levels due to the utilization of cash proceeds from the sale of discontinued operations in 1997 and, in 1998, a reduction in accounts receivable and inventories versus 1997. Other expense, net is principally the amortization of goodwill and was less in the first six months of 1998 compared to 1997 due to certain categories being fully amortized.

     THE PROVISION FOR INCOME TAXES of 43% in the second quarter and first six months of 1998 was lower than the 44% provision for the second quarter and first six months in 1997, due primarily to a higher percentage of total before tax income from the United States, which has a lower effective tax rate.

DISCONTINUED OPERATIONS:

     In April 1997, the Company announced the sale of the majority of its Hamilton Direct Response business and a plan to sell its Direct Selling business. The majority of the Direct Selling business was sold in December 1997. The Company's Direct Selling Cosmhogar manufacturing subsidiary, located in Spain, was not sold. The Cosmhogar facility and certain other assets of the Direct Selling Group remain to be sold. In July 1998, the Company paid Yves Rocher, the purchaser of the Direct Selling business, $1.875 million ($1.125 million after taxes) from previously established reserves to settle and compromise certain asserted claims relating to the sale of the Direct Selling business.

     The applicable financial statements and related notes present these two divested business segments as discontinued operations. Therefore, the operating results of these two divested business segments have been segregated and reported as discontinued operations in the Consolidated Statements of Income and Statements of Cash Flows. Note 3, Discontinued Operations, to the Consolidated Condensed Financial Statements provides additional information on the two discontinued operations.

FINANCIAL CONDITION:

     The Company has historically satisfied its capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.

     The major sources of funds in the first six months of 1998 from operating activities for continuing operations were from net income, depreciation, amortization and lower levels of inventories. Inventories decreased compared to year-end 1997 as progress was made in alleviating the high levels of inventory. Due to seasonal sales volume, accounts receivable increased compared to year-end 1997. Accounts receivable in the second quarter of 1998 decreased 12% compared to the second quarter of 1997. The decrease occurred, even though sales were level in the second quarter 1998, due to the impact of the implementation of tighter credit controls and improved collection performance. Accounts payable and accrued expenses decreased from year-end levels due to lower seasonal volumes and to reductions in the amounts remaining to be paid from the 1997 provision to downsize corporate headquarters and in payments due relating to the 1997 sales of discontinued operations. Taxes payable decreased due to seasonal volumes and payments of taxes related to the sale of the Direct Selling business.

     The major use of cash in investing activities in the first six months of 1998 was for capital expenditures. Capital expenditure commitments for $10 million are forecasted for 1998. The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

     The major uses of cash in financing activities in the first six months of 1998 were for dividends to shareholders and purchases of common stock, which were primarily financed with increased borrowings. During the first six months this year, the Company repurchased 1.185 million shares for $33.2 million. The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market or in private transactions, depending on market and business conditions, and may utilize funds for this purpose in the future. As of June 30, 1998, 1.0 million shares remained available for purchase under the program. The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives. The major source of funds from financing activities was from higher seasonal borrowings. The aggregate exercise price of the total number of stock options outstanding was $92 million at June 30, 1998, and the Company could receive some or all of these funds in the future if the options are exercised.

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

     A Company-wide program has been initiated by management to update all necessary information technology and non-technology systems to achieve Year 2000 compliance. This effort has been in progress since early 1997. The program includes impact assessment, correction, testing and implementation stages. There is continual review and monitoring of progress and achievement against plan.

     Impact assessment is essentially complete, except for an ongoing effort to confirm the Year 2000 programs of critical suppliers, customers and third parties on whom the Company relies. Based on the results of the impact assessment, if the Company's suppliers, customers and third parties do not address the Year 2000 issues in a timely manner, there could be a material financial risk to the Company. Regarding internal issues, the Company is actively working to remedy all Year 2000 concerns identified. This is being accomplished through internal correction or the normal replacement of existing systems, computer software and hardware. All correction and replacement work, including testing and implementation, is expected to be completed by mid-year 1999.

     The costs of addressing the Year 2000 issues are included in the planned operating and capital investment budgets and are not expected to have a material adverse impact on the Company's financial position or results of operations. Most Year 2000 project work is being accomplished with the use of internal resources. While this effort is substantial, it has often been combined with other planned systems improvement, replacement and maintenance projects. Thus, the Year 2000 work is not adversely affecting planned improvements in the Company's systems, computer applications and hardware environment.

     The Company has engaged independent consulting resources to audit and evaluate its approach and plans to achieve Year 2000 compliance. This audit is currently in progress and will cost approximately $300,000. The results will be used to confirm, and enhance where necessary, the current Year 2000 program plans. To date, a formal contingency plan has not been developed since the Company anticipates that it will achieve Year 2000 compliance. Development of contingency plans will be addressed as part of the Year 2000 program, as necessary.


                          PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

       -    Jeffrey A. Hutsell Change in Control Agreement
       -    Financial Data Schedule

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

                              ENESCO GROUP, INC.
                              (Registrant)


Date: August 12, 1998
                              /s/ H. L. Tower
                              ------------------------------------
                              H.L. Tower
                              Chairman and Chief Executive Officer


Date: August 12, 1998
                              /s/ Allan G. Keirstead
                              ------------------------------------
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer



                               EXHIBIT INDEX

Reg. S-K
Item 601              Exhibit                           10-Q Page No.
---------             -------                           -------------

10                    Jeffrey A. Hutsell Change in           26
                      Control Agreement

27                    Financial Data Schedule                35