Form 10-Q
period 1998-09-30
ENESCO GROUP INC
filed 1998-11-12
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-Q
(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

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
      Yes [X]        No [ ]

                                              September 30,
                                        1998                1997
                                        ----                ----
Shares Outstanding:

Common Stock with                     15,953,929         17,419,333
Associated Rights

                                                      Total number of pages
                                                        contained herein 27



                                                       Index to Exhibits is
                                                                 on page 26


                       PART I. FINANCIAL INFORMATION
                       ------------------------------

ITEM. 1.  FINANCIAL STATEMENTS

                             ENESCO GROUP, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                  SEPTEMBER 30, 1998 and DECEMBER 31, 1997
                                (Unaudited)
                               (In Thousands)

                                                   September 30,   December 31,
                                                       1998           1997
                                                       ----           ----
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit                  $ 13,487        $ 35,724

  Accounts receivable, net                           144,351         101,731

  Inventories                                         83,777         107,752

  Prepaid expenses                                     2,999           2,482
                                                    --------        --------
     Total current assets                            244,614         247,689
                                                    --------        --------

PROPERTY, PLANT AND EQUIPMENT, at cost                84,619          82,414

  Less - Accumulated depreciation and
           amortization                               50,628          46,836
                                                    --------        --------
                                                      33,991          35,578
                                                    --------        --------
OTHER ASSETS:

  Goodwill and other intangibles, net                 87,226          89,596
  Other                                               29,568          27,539
                                                    --------        --------
                                                     116,794         117,135
                                                    --------        --------

                                                    $395,399        $400,402
                                                    ========        ========

The accompanying notes are an integral part of these condensed financial statements.



                             ENESCO GROUP, INC.
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  SEPTEMBER 30, 1998 and DECEMBER 31, 1997
                                (Unaudited)
                               (In Thousands)

                                                    September 30,  December 31,
                                                        1998           1997
                                                        ----           ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes and loans payable                            $ 51,918       $  8,388

  Accounts payable                                     36,055         43,576

  Federal, state and foreign taxes on income           36,410         42,158

  Accrued expenses--
    Payroll and commissions                            11,003         13,576
    Royalties                                           7,458          6,767
    Vacation, sick and postretirement benefits          4,759          4,853
    Pensions and profit sharing                         2,105          6,128
    Other                                              21,789         24,958
                                                     --------       --------
     Total current liabilities                        171,497        150,404
                                                     --------       --------
LONG-TERM LIABILITIES:
  Postretirement benefits                              22,201         21,084
                                                     --------       --------
     Total long-term liabilities                       22,201         21,084
                                                     --------       --------
SHAREHOLDERS' EQUITY:
  Common stock                                          3,154          3,154

  Capital in excess of par value                       48,282         46,858

  Retained earnings                                   363,770        355,806

  Accumulated other comprehensive income            (   1,746)     (   1,519)
                                                     --------       --------
                                                      413,460        404,299
  Less - Shares held in treasury, at cost             211,759        175,385
                                                     --------       --------
     Total shareholders' equity                       201,701        228,914
                                                     --------       --------
                                                     $395,399       $400,402
                                                     ========       ========

The accompanying notes are an integral part of these condensed financial statements.



                             ENESCO GROUP, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
       FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 and 1997 (Unaudited)
                  (In thousands, except per share amounts)


                                                         1998          1997
                                                         ----          ----

NET SALES                                              $110,170      $128,261

COST OF SALES                                            60,645        72,570
                                                       --------      --------
GROSS PROFIT                                             49,525        55,691

SELLING, DISTRIBUTION, GENERAL
  AND ADMINISTRATIVE EXPENSES                            36,614        55,951
                                                       --------      --------
OPERATING PROFIT (LOSS)                                  12,911     (     260)
  Interest expense                                    (     988)    (   1,678)
  Other expense, net                                  (     812)    (     978)
                                                       --------      --------
INCOME (LOSS) BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS                             11,111     (   2,916)

  Income taxes                                            4,827     (     164)
                                                       --------      --------
INCOME (LOSS) OF CONTINUING OPERATIONS,
  NET OF TAXES                                            6,284     (   2,752)

INCOME (LOSS) OF DISCONTINUED OPERATIONS,
  NET OF TAXES                                                -     (     700)

NET LOSS ON SALE OF DIRECT RESPONSE                           -             -
                                                       --------      --------
NET INCOME (LOSS)                                      $  6,284     ($  3,452)
                                                       ========      ========
EARNINGS (LOSS) PER COMMON SHARE,
 BASIC:
    CONTINUING OPERATIONS                                 $ .39        ($ .16)
    DISCONTINUED OPERATIONS                                   -        (  .04)
    SALE OF DIRECT RESPONSE                                   -             -
                                                          -----         -----
      TOTAL                                               $ .39        ($ .20)
                                                          =====         =====

DILUTED:
    CONTINUING OPERATIONS                                 $ .39        ($ .16)
    DISCONTINUED OPERATIONS                                   -        (  .04)
    SALE OF DIRECT RESPONSE                                   -             -
                                                          -----         -----
      TOTAL                                               $ .39        ($ .20)
                                                          =====         =====

The accompanying notes are an integral part of these condensed financial statements.



                             ENESCO GROUP, INC.
     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 and 1997 (Unaudited)
                  (In thousands, except per share amounts)


                                                         1998          1997
                                                         ----          ----

NET SALES                                              $355,559      $367,323
COST OF SALES                                           190,304       198,406
                                                       --------      --------
GROSS PROFIT                                            165,255       168,917
SELLING, DISTRIBUTION, GENERAL
  AND ADMINISTRATIVE EXPENSES                           122,851       143,077
                                                       --------      --------
OPERATING PROFIT                                         42,404        25,840
  Interest expense                                    (   2,590)    (   5,368)
  Other expense, net                                  (   1,914)    (   2,044)
                                                       --------      --------
INCOME BEFORE INCOME TAXES
  FROM CONTINUING OPERATIONS                             37,900        18,428

  Income taxes                                           16,346         9,228
                                                       --------      --------
INCOME OF CONTINUING OPERATIONS, NET OF TAXES            21,554         9,200
INCOME OF DISCONTINUED OPERATIONS, NET OF TAXES               -         2,158
NET LOSS ON SALE OF DIRECT RESPONSE                           -     (  35,000)
                                                       --------      --------
NET INCOME (LOSS)                                        21,554     (  23,642)
RETAINED EARNINGS, beginning of period                  355,806       403,805
  Cash dividends, $.84 per share in
     1998 and 1997                                    (  13,590)    (  14,786)
                                                       --------      --------
RETAINED EARNINGS, end of period                       $363,770      $365,377
                                                       ========      ========
EARNINGS (LOSS) PER COMMON SHARE,
  BASIC:
    CONTINUING OPERATIONS                                 $1.32         $ .52
    DISCONTINUED OPERATIONS                                   -           .12
    SALE OF DIRECT RESPONSE                                   -        ( 1.98)
                                                          -----         -----
      TOTAL                                               $1.32        ($1.34)
                                                          =====         =====
  DILUTED:
    CONTINUING OPERATIONS                                 $1.32         $ .51
    DISCONTINUED OPERATIONS                                   -           .12
    SALE OF DIRECT RESPONSE                                   -        ( 1.96)
                                                          -----         -----
      TOTAL                                               $1.32        ($1.33)
                                                          =====         =====

The accompanying notes are an integral part of these condensed financial statements.



                             ENESCO GROUP, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED
                        SEPTEMBER 30, 1998 and 1997
                         (Unaudited) (In Thousands)


                                                                  1998          1997
                                                                  ----          ----

OPERATING ACTIVITIES:
  Net income (loss)                                              $21,554      ($23,642)
   Less - Net income discontinued operations                           -      (  2,158)
        - Loss on sale of Direct Response                              -        35,000
  Adjustments to reconcile continuing operations net
   income to net cash provided by operating activities          ( 36,006)     ( 62,600)
  Operating activities of discontinued operations                      -        47,178
                                                                 -------       -------
  Net cash used by operating activities                         ( 14,452)     (  6,222)
                                                                 -------       -------
INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                     (  3,090)     (  3,122)
  Proceeds from sales of property, plant and equipment               510           669
  Investing activities of discontinued operations                      -      (  1,195)
                                                                 -------       -------
  Net cash used by investing activities                         (  2,580)     (  3,648)
                                                                 -------       -------
FINANCING ACTIVITIES:
  Cash dividends                                                ( 13,590)     ( 14,786)
  Exchanges and purchases of common stock                       ( 37,441)     ( 17,376)
  Notes and loans payable                                         43,543        40,856
  Exercise of stock options                                        2,085         2,005
  Other common stock issuance                                        406           237
  Financing activities of discontinued operations                      -         6,071
                                                                 -------       -------
  Net cash provided (used) by financing activities              (  4,997)       17,007
                                                                 -------       -------
  Effect of exchange rate changes on cash
   and cash equivalents                                         (    208)     (  1,158)
                                                                 -------       -------
  Increase/(decrease) in cash and cash equivalents              ( 22,237)        5,979

  Cash and cash equivalents, beginning of year                    35,722        10,306
                                                                 -------       -------
  Cash and cash equivalents, end of quarter                      $13,485       $16,285
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

1.  ACCOUNTING POLICIES:

     The Company's financial statements for the nine months ended September 30, 1998 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1997 consolidated financial statements included in the Company's 1997 Annual Report on Form 10-K. The Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable were net of reserves for uncollectible accounts, returns and allowances of $12,640,000 at September 30, 1998 and $11,146,000 at December 31, 1997.

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

     The Company paid cash for interest and taxes as follows (in thousands):

                                              Nine Months Ended
                                                September 30
                                             ------------------
                                             1998          1997
                                             ----          ----
           Interest                         $ 3,233      $4,438
           Income taxes                     $22,093      $5,161

2.  COMPREHENSIVE INCOME:

     In June 1997, the Financial Accounting Standards Board ("FASB") adopted a new standard on reporting comprehensive income, which established standards for reporting and display of comprehensive income (net income (loss) together with other non-owner changes in equity) and its components in a full set of general purpose financial statements. The standard became effective for the Company in 1998 and required reclassification of comparative financial statements for prior years. The other comprehensive income consists only of cumulative translation adjustments. Comprehensive income (loss) for the quarters and nine months ended September 30, 1998 and 1997 was as follows (in thousands):

                                               Quarters Ended                Nine Months Ended
                                               September 30,                   September 30,
                                             ------------------              ------------------
                                          1998            1997            1998            1997
                                          ----            ----            ----            ----
NET INCOME (LOSS)                       $ 6,284        ($ 3,452)        $21,554        ($23,642)
                                        -------         -------         -------         -------
OTHER COMPREHENSIVE INCOME:
  Cumulative translation
    adjustments                             146        (  1,355)       (    227)       ( 11,122)
                                        -------         -------         -------         -------
TOTAL OTHER COMPREHENSIVE INCOME            146        (  1,355)       (    227)       ( 11,122)
                                        -------         -------         -------         -------
COMPREHENSIVE INCOME (LOSS)             $ 6,430        ($ 4,807)        $21,327        ($34,764)
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

4.  INVENTORY CLASSES:

     The major classes of inventories at September 30 and December 3l were as follows (in thousands):

                                             September 30,         December 31,
                                                  1998                 1997
                                                  ----                 ----
     Raw materials and supplies                $  1,328             $  1,719
     Work in process                                376                  930
     Finished goods in transit                   11,717               14,865
     Finished goods                              70,356               90,238
                                               --------             --------
                                               $ 83,777             $107,752
                                               ========             ========

5.  OTHER EXPENSE, NET:

     Other expense, net for the quarters and nine months ended September 30, 1998 and 1997 consists of the following (in thousands):

                                                   Quarters Ended
                                                    September 30
                                                   --------------
                                                 1998          1997
                                                 ----          ----
     Interest income                            $   11       $   60
     Amortization of other assets              (   774)     (   902)
     Other, net                                (    49)     (   136)
                                                ------       ------
                                               ($  812)     ($  978)
                                                ======       ======


                                                    Nine Months Ended
                                                       September 30
                                                    -----------------
                                                    1998         1997
                                                    ----         ----
     Interest income                               $  632      $1,117
     Amortization of other assets                 ( 2,420)    ( 2,921)
     Other, net                                   (   126)    (   240)
                                                   ------      ------
                                                  ($1,914)    ($2,044)
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

     The number of shares used in the earnings per share computations for the third quarter and first nine months were as follows (in thousands):

                                     Third Quarter          First Nine Months
                                    ---------------         -----------------
                                    1998       1997         1998        1997
                                    ----       ----         ----        ----
     Basic
       Average common shares
         outstanding               16,035     17,432       16,315      17,652

     Diluted
       Stock options                   67        109           67         109
                                   ------     ------       ------      ------
       Average shares diluted      16,102     17,541       16,382      17,761

     The lower average number of shares for the third quarter and first nine months of 1998 primarily resulted from the repurchase of shares as part of the Company's repurchase program.

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

     The Company enters into various short-term foreign exchange agreements during the year. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases. Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold. At September 30, 1998, deferred amounts were not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations. The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued. The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income. The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees. From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables. Gains and losses are recognized or the credit or debit offsets the foreign currency payables. As of September 30, 1998, net deferred amounts on outstanding agreements were not material. The outstanding agreement amounts (notional value), at September 30, 1998, are $7.4 million U.S. dollars.

     Management does not believe that FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities", when adopted by the Company on January 1, 2000, will have a material impact on the consolidated financial condition or results of operations of the Company.

8.  STOCK PURCHASE RIGHTS:

     Pursuant to action by the Enesco Group, Inc. Board of Directors on July 22, 1998, effective with the expiration on September 19, 1998 of the stock purchase rights presently existing under the Company's Stockholder Rights Plan, one new right for each outstanding share of the Company's common stock ("common stock") will be issued (a "New Right") under a Renewed Rights Agreement. Each New Right initially will represent the right to purchase one share of common stock for $125. The New Rights will only become exercisable, or separately transferable, promptly after the Company announces that a person has acquired or tendered for 15% or more, or promptly after a tender offer commences that could result in ownership of 15% or more, of the common stock then outstanding.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             ENESCO GROUP, INC.
              QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

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

     Forward-looking statements, in this Quarterly Report on Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS:

     Net sales in 1998 were 14% below 1997 in the third quarter bringing the first nine months sales 3% below 1997. Most of the sales decrease was in the United States and reflected decreased retailer ordering due, in part, to high retail inventory levels combined with the Company's initiatives of tighter credit policies, lower inventories, fewer stock keeping units and increased focus on core brands. Year-to-date International sales decreased slightly and represented approximately 17% of total 1998 and 1997 year-to-date sales. The Precious Moments line represented 39% of the 1998 year-to-date sales compared to 37% in 1997 and the Cherished Teddies line represented 20% of 1998 and 1997 year-to-date sales. In the United States, the Company is in the process of analyzing the total economic return for all of its product lines, with the objective to improve the supply chain economics from factory to customer and to phase out those product lines that do not have adequate return. As these lines are phased out during the next year, the absence of sales from these lines will reduce sales volumes. Partly reflecting the reduction of product offerings and improved deliveries, total unfilled orders as of September 30, 1998 were down approximately $15 million or 15% compared to September 30, 1997. This trend is expected to continue. Also, the reduction in unfilled orders was due to slowing retail demand due, in part, to high retail inventory levels of certain products and to changing buying practices of many retailers, reflecting, in part, the improved deliveries of products. In response to the high retail inventories, the number of new product introductions for the Precious Moments and Cherished Teddies lines has been reduced and promotions have been offered to assist retailers in moving inventories.

     Gross profit as a percentage of net sales improved to 45.0% for the third quarter this year compared to 43.4% in 1997 and gross profit year-to-date as a percentage of net sales in 1998 improved to 46.5% compared to 46.0% last year primarily due to favorable sales mix reflecting, in part, the Company's efforts to manage and lower inventory levels.

     Selling, distribution, general and administrative expenses, excluding a third quarter 1997 $18 million pre-tax charge to downsize and move the Company's Westfield, MA corporate headquarters, decreased 3.5% in the third quarter of 1998 versus 1997 but represented 33.2% of 1998 net sales compared to 29.6% in 1997. Selling, distribution, general and administrative expenses, excluding the 1997 downsizing charge, decreased 1.8% in the first nine months of 1998 versus 1997 but represented 34.6% of 1998 net sales compared to 34.1% in 1997. The 1998 expenses were a higher percentage of sales principally due to the impact of lower sales on fixed costs. The 1998 reduction in expenses was due primarily to lower general and administrative expenses in the United States. The reductions were from cost controls, the start of benefits from downsizing the Company's Westfield, MA corporate headquarters, and a reduction of compensation resulting from the expiration on December 31, 1997 of an executive officer's employment agreement that had entitled a bonus in an amount equal to five percent of Enesco's pre-tax income, with certain adjustments, less a base salary. Year-to-date results include a first quarter 1998 net pre-tax expense of approximately one million dollars resulting from a workforce reduction in the United States.

     Operating profit, excluding the 1997 downsizing charge, in 1998 decreased 27% in the third quarter and 3% for the first nine months compared to 1997 and represented, for the year-to-date, 11.9% of sales in 1998 and 1997, due to the factors described above. Most of the decrease in operating profit was in the United States. International operating profit decreased slightly.

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

     INTEREST EXPENSE, net of investment income, decreased in the third quarter and first nine months of 1998 compared with 1997, from lower borrowing levels due to the utilization of cash proceeds from the sale of discontinued operations in 1997 and, in 1998, a reduction in accounts receivable and inventories versus 1997. Other expense, net is principally the amortization of goodwill and was less in the first nine months of 1998 compared to 1997 due to certain categories being fully amortized.

     THE PROVISION FOR INCOME TAXES from continuing operations of 43% for the first nine months of 1998 was lower than the 50% year-to-date provision last year due primarily to a higher percentage of total before tax income from the United States, which has a lower effective tax rate. This is also the primary reason for the differences in taxes between years for the third quarter.

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

     The major sources of funds in the first nine months of 1998 from operating activities for continuing operations were from net income, depreciation, amortization and lower levels of inventories. Inventories decreased compared to year-end 1997 as progress was made in alleviating the high levels of inventory. Due to seasonal sales volume, accounts receivable increased compared to year-end 1997. Accounts receivable in the third quarter of 1998 decreased 18% compared to the third quarter of 1997. The decrease occurred from the lower sales in the third quarter 1998 and from the impact of the implementation of tighter credit controls and improved collection performance. Accounts payable and accrued expenses decreased from year-end levels due to lower seasonal volumes and to reductions in the amounts remaining to be paid from the 1997 provision to downsize corporate headquarters and in payments due relating to the 1997 sales of discontinued operations. Taxes payable decreased due to seasonal volumes and payments of taxes related to the sale of the Direct Selling business.

     The major use of cash in investing activities in the first nine months of 1998 was for capital expenditures. Capital expenditure commitments for $8 million are forecasted for 1998. The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

     The major uses of cash in financing activities in the first nine months of 1998 were for dividends to shareholders and purchases of common stock, which were primarily financed with increased borrowings. At September 30, 1998, all open borrowings were bank demand notes with a weighted-average interest rate of approximately 6%. During the first nine months this year, the Company repurchased 1.321 million shares for $36.6 million. The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market or in private transactions, depending on market and business conditions, and may utilize funds for this purpose in the future. As of September 30, 1998, .9 million shares remained available for purchase under the program. On October 21, 1998, the Company's Board of Directors authorized the repurchase of up to
2.5 million shares of the Company's outstanding common stock under its ongoing stock repurchase program, to be used for general corporate purposes or employee benefit plans. Share purchases may be made from time to time in the open market or in private transactions, depending on market and business conditions. The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives. The major source of funds from financing activities was from higher seasonal borrowings. The aggregate exercise price of the total number of stock options outstanding was $90 million at September 30, 1998, and the Company could receive some or all of these funds in the future if the options are exercised.

     Fluctuations in the value of the U. S. dollar versus international currencies affect the U. S. dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of accumulated comprehensive income in shareholders' equity.

     The principal sources of the Company's liquidity are its available cash balances, cash from operations and available financing alternatives. The Company is not aware of any trends, events, demands, commitments or uncertainties which reasonably can be expected to have a material effect on the liquidity of the Company and its ability to meet anticipated requirements for working capital, dividends, capital expenditures and the stock repurchase program.

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

     The capital and operating costs of addressing the Year 2000 issues are anticipated to be approximately $1,000,000 (excluding internal labor costs) and are included in the planned capital and operating investment budgets. The cost breakdown is estimated at approximately 80% capital and 20% expense. Most Year 2000 project work is being accomplished with the use of internal resources. While this effort is substantial, it has often been combined with other planned systems improvement, replacement and maintenance projects. Thus, the Year 2000 work is not adversely affecting planned improvements in the Company's systems, computer applications and hardware environment.

     The Company has engaged independent consulting resources to audit and evaluate its approach and plans to achieve Year 2000 compliance. This audit has been completed at a cost of approximately $300,000. The results are being used to confirm, and enhance where necessary, the current Year 2000 program plans.

     The need for contingency plans will be addressed as part of the Year 2000 program. While the Company currently anticipates that its own systems and those of critical business partners will be Year 2000 compliant, contingency plans, as appropriate, will be developed. Critical external business support functions such as shipping and transportation, banking, the Far East supply chain and customs will be included in this assessment.



                         PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

       -    Financial Data Schedule

      (b)   Reports on Form 8-K

       - A Current Report on Form 8-K dated July 23, 1998 was filed by Enesco Group, Inc. with the Securities and Exchange Commission on July 23, 1998 reporting the renewal by the Board of Directors of Enesco Group, Inc. of its existing Rights Agreement through the adoption of a Renewed Rights Agreement dated as of July 22, 1998 between Enesco Group, Inc. and ChaseMellon Shareholder Services, L.L.C.

       - Current Reports on Form 8-K/A dated July 31, 1998 and September 11, 1998 were filed by Enesco Group, Inc. with the Securities and Exchange Commission on July 31, 1998 and September 11, 1998, respectively, amending and restating the pro forma condensed consolidated statements of income for the nine months ended September 30, 1997 and for the year ended December 31, 1996 originally filed as
            Exhibit 99.2 to the Current Report on Form 8-K filed by Enesco Group, Inc. with the Securities and Exchange Commission on December 31, 1997.

All other items hereunder are omitted because either such item is inapplicable or the response to it is negative.




                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ENESCO GROUP, INC.
                                   (Registrant)



Date: November 11, 1998
                                   /s/ Jeffrey A. Hutsell
                                   -----------------------------------------
                                   Jeffrey A. Hutsell
                                   President and Chief Executive Officer



Date: November 11, 1998
                                   /s/ Allan G. Keirstead
                                   -----------------------------------------
                                   Allan G. Keirstead
                                   Chief Administrative and Financial
                                   Officer



                               EXHIBIT INDEX

Reg. S-K
Item 601              Exhibit                           10-Q Page No.
---------             -------                           -------------

27                    Financial Data Schedule                27