Form 10-K
period 1998-12-31
ENESCO GROUP INC
filed 1999-03-29
CIK 93542

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1998

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                      Commission file number  0-1349

                             ENESCO GROUP, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Massachusetts                             04-1864170
 ---------------------------------------       -------------------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)               Identification No.)

   225 Windsor Drive, Itasca, Illinois                60143
 ---------------------------------------       --------------------
 (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code         (630) 875-5300

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
    Title of each class                         on which registered
    -------------------                         ----------------------

    Common Stock, par value $.125               New York Stock Exchange
    per share, together with the                Pacific Exchange
    Associated Common Stock Purchase
    Rights ("Common Stock")

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

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was $315,347,033 on January 31, 1999.

  The number of shares outstanding of the registrant's Common Stock as of March 17, 1999 was 15,862,211 shares.

   Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (the "1998 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement, dated March 12, 1999 (the "Proxy Statement"), for its Annual Meeting of Stockholders to be held on April 22, 1999.


                                 P A R T I
                                 ---------

ITEM 1. BUSINESS.

  Through its Enesco Giftware Group subsidiaries and licensed distributors, the Company sells quality branded gifts, collectibles and decorative accents, including designed and licensed collectible figurines and ornaments, action musicals, decorative home accessories and other giftware, principally at wholesale, to independent retailers, mass marketers, catalogers and other direct response distributors. In 1998, following the Company's 1997 sales of most of its former Hamilton Direct Response Group and Stanhome Direct Selling Group businesses as part of a major corporate and operational restructuring, the stockholders voted to approve changing the Company's name from Stanhome Inc. to Enesco Group, Inc. The Company has relocated its principal executive offices to Itasca, Illinois and is completing its transformation into a singularly focused designer and marketer of branded gifts, collectibles and decorative accents.

  Wholesale sales of branded gifts, collectibles and decorative accents by the Company's Giftware Group are led by Enesco Corporation ("Enesco"), with its headquarters located in Itasca, Illinois and its principal showroom, warehouse and distribution center complex located in nearby Elk Grove Village, Illinois. Enesco is a leading importer and distributor of creatively designed giftware items, including proprietary and licensed lines of collectibles and decorative accents. Its products include diverse lines of branded porcelain bisque, cold cast and resin figurines, cottages, musicals, music boxes, ornaments, waterballs, miniatures, tableware, sculpture, general home accessories and other giftware primarily produced by independent manufacturers in the Far East, with total production capacity in several cases being exclusively devoted to Enesco products.

  Enesco sells its products through a nationwide sales organization comprised of independent sales representatives. Approximately 375 independent sales representatives service territories with the Company's gifts, collectibles and decorative accent lines. Enesco displays the Giftware Group products in ten showrooms located in the U.S. as well as at periodic trade and private shows held in major U.S. and foreign cities. These products are marketed principally in the U.S. through approximately 30,000 independent retail outlets, including gift stores, greeting card and gift shops, national chains, mail order houses and department stores. Collector Appreciation, Inc., an Enesco affiliate, administers the Group's U.S.-based collectors clubs and their related promotional advertising. During 1998, the number of active memberships for each of the Precious Moments Collector and Birthday (now known as the Fun Club) Clubs, continued a downward trend, but that was stabilized through the Company's increased promotions, including a special series of nationwide marketing events scheduled to celebrate the 20th Anniversary of the Precious Moments product line. Foreign affiliates or distributors of the Enesco Giftware Group are presently located in Australia, Brazil, Canada, Ecuador, France, Germany, Hong Kong, Japan, Mexico, The Netherlands, The People's Republic of China, Peru, Philippines, Singapore, South Korea, Taiwan, Thailand and the United Kingdom.

  The product lines of the Giftware Group are based partially on Enesco's collection of proprietary designs and partially on licenses Enesco and its affiliates have obtained from independent creative designers. Most of its products, whether or not produced under license, are protected by trademark and/or copyright registrations in the U.S. and many foreign countries. Principal product trademarks of the Giftware Group include ENESCO, GROWING UP, FESTIVITIES, SMALL WORLD OF MUSIC, CHERISHED TEDDIES, CALICO KITTENS, VIA VERMONT, TEDDY TOMPKINS, MOOSE CREEK CROSSING, FRIENDS OF THE FEATHER, CUTE AS A BUTTON, MARY'S MOO MOOS, GAULT, LILLIPUT LANE and BORDER FINE ARTS. Among its important licensed lines are PRECIOUS MOMENTS, including its TENDER TAILS line, CHERISHED TEDDIES, PRETTY AS A PICTURE, MEMORIES OF YESTERDAY, MARY ENGELBREIT, ANNE GEDDES, COUNTRY LIVING, RAGGEDY ANN & ANDY, CALICO KITTENS, MY BLUSHING BUNNIES, MICKEY & CO./DISNEY, MICKEY UNLIMITED/DISNEY, COCA COLA, DAVID WINTER COTTAGES, PRISCILLA'S MOUSE TALES, WIZARD OF OZ, ALL THAT JAZZ, MAHOGANY PRINCESS, BEATRIX POTTER, SNOW FOLKS and DOWN PETTICOAT LANE.

  Intellectual property rights with respect to the licensed lines are materially important to the Company because of the substantial volume of sales represented by these products, especially the PRECIOUS MOMENTS and CHERISHED TEDDIES product lines, which accounted for approximately 38% and 20%, respectively, of the Company's consolidated revenue from continuing operations during 1998, compared to 36% and 20%, respectively, for 1997 and 27% and 13%, respectively, for 1996. The internal development and licensing of innovative new product designs is expected to lessen the Company's dependency on existing trademarks or copyrighted designs. Protection of all of the Company's intellectual property (whether owned or licensed) is important to the Company's business, and Enesco has maintained an aggressive and visible program to identify and challenge companies and individuals who infringe its registered trademarks and copyrighted designs.

  Gifts and collectibles products sold within the Via Vermont, Lilliput and Border Fine Arts branded lines are supplied in large part by manufacturing plants owned by the Company's subsidiaries operating in Mexico, England and Scotland, respectively. Enesco branded lines are supplied directly by independent manufacturers in the Far East and indirectly through Enesco's affiliate in Hong Kong, Enesco International (H.K.) Limited, which assists by ordering and overseeing the production of gifts, collectible and decorative accent products by independent manufacturers located principally in The People"s Republic of China (P.R.C.), Hong Kong and Taiwan, and to a lesser extent in the Philippines, Indonesia and Thailand. In 1998, the Company's purchases from its two largest contract manufacturer sources accounted for approximately 15% and 13%, respectively, of its net sales, with no other single supplier location accounting for more than 10% of that amount. While the Company believes that there are other available manufacturing sources for its gifts and collectibles product lines, any loss or substantial reduction of sourcing capability from one or more of the predominant manufacturing sources could have a significant short-term adverse effect on its importing and distribution operations. Moreover, approximately 69% of the Company's total product purchases during 1998 came from manufacturing sources located in the P.R.C., which currently enjoys most-favored nation status. Should the P.R.C.'s status be revoked by the U.S. government, the cost of importing products from the P.R.C. would increase significantly. The Company could suffer a resulting short-term adverse effect until it established satisfactory alternative sourcing arrangements. N.C. Cameron & Sons Limited, a subsidiary of the Company and a member of the Enesco Giftware Group located in Mississauga, Ontario, Canada, sources its products not only through Enesco's manufacturing subsidiaries and Enesco International (H.K.) Limited but also from other Far Eastern, European and Canadian manufacturers. Enesco and its affiliates require all manufacturing sources, whether Company affiliates or contract manufacturers, to comply with quality standards established and enforced by the Company and its subsidiaries. In addition to selling various product lines itself in the U.K. and several other European countries, Enesco European Giftware Group Limited, a subsidiary of the Company, with its headquarters located in Carlisle, Cumbria, England, oversees the distribution operations of affiliated companies located in Germany and France and administers the Group's collectors clubs that are based outside of North America.

  Competition in the gifts, collectibles and decorative accents business in North America, Europe and the Far East is highly fragmented among a number of gifts, collectibles and decorative accents product categories. The principal factors affecting success in the marketplace are originality of product design, quality, sourcing, marketing ability, customer service and price. The Company believes that Enesco is a significant factor in the U.S. gifts, collectibles and decorative accents business among a small number of sizable, and largely privately-held, competitors within the industry, which businesses include Hallmark, Department 56, Lladro, Cast Art, Boyd's Bears and Midwest Imports, among others. Enesco European Giftware Group Limited, which manages businesses in the United Kingdom, France and Germany under the brand names of Lilliput Lane, Border Fine Arts and Enesco, is the second largest quality giftware marketer in the U.K., behind only Royal Doulton. It maintains an employed sales organization based in the United Kingdom along with a network of distributors and multiple independent sales agents throughout continental Europe.

  The Enesco Giftware Group's sales normally tend to peak in the third and fourth quarters, although in 1998 most sales occurred during the second and third quarters. As of the end of 1998, the Enesco Giftware Group had a backlog of firm orders totaling approximately $59,000,000, as compared to $87,000,000 as of the end of 1997. It is standard practice within the giftware industry, however, that orders are subject to amendment or cancellation by customers prior to shipment. Because of the multiplicity of external factors that can impact the status of unshipped orders at any particular time, the comparison of backlog orders in a given year with those at the same date in a prior year is not necessarily indicative of sales performance for that year or for prospective sales results in future years. Backlog orders can also be affected by various programs employed by the Company to provide incentive for customers to place orders and accept shipments at specified times in the year. In addition, extended credit and payment terms have been and will continue to be key marketing tools. During 1998, however, the Company continued to tighten its credit controls which had a negative impact on sales results.

  There has been a long-standing issue in the U.S. as to the appropriate classification of sales representatives as employees or independent contractors, with resulting tax and other legal consequences to the worker and company involved. The U.S. Internal Revenue Service and Congress periodically have expressed interest in this area in general, and some states have challenged from time to time the classification of positions within the Enesco sales organization, successfully in three jurisdictions, as well as other contracted service providers. While the Company has received determinations from the U.S. Equal Employment Opportunity Commission as to the independent contractor status of former Enesco sales representatives, the federal government is continuing to review this issue based upon other requests and management expects increased attention on the status of workers from both federal and state governments in the future.


Other Information

   As of December 31, 1998, the Company and its U.S. subsidiaries employed approximately 800 persons on a full-time basis. As of the same date, there were also approximately 375 independent contractor sales representatives engaged in selling Enesco's product lines in the U.S. As of the same date, the Company's foreign subsidiaries employed approximately 950 persons on a full-time basis.

  For financial information about geographic areas in which the Company conducts its businesses, including financial information regarding foreign and domestic operations, see Note 8 of "Notes to Consolidated Financial Statements" included on pages 34 and 35 of the 1998 Annual Report to Stockholders, which is incorporated herein by reference.

  See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" commencing on page 2 of the 1998 Annual Report, which is incorporated herein by reference, for a comparison and discussion of the results of operations and operating profit from foreign and domestic sources within the Enesco Giftware Group.

ITEM 2. PROPERTIES.

  The principal physical properties of the Company and its subsidiaries in the United States, all of which are owned unless otherwise noted, consist of the following: Principal executive offices - 225 Windsor Drive, Itasca, Illinois; and showroom, warehouse and distribution facilities for Enesco's giftware business in Elk Grove Village, Illinois. Enesco also leases showrooms in eight other major market locations in the U.S. for the display of its products. The former Corporate Headquarters property located in Westfield, Massachusetts was sold in March, 1999 as part of the Company's ongoing worldwide restructuring.

  Most of the principal physical properties relating to the foreign subsidiaries of the Enesco Giftware Group are owned. These include Via Vermont, S.A. de C.V., which owns an assembly and distribution facility in San Miguel de Allende, Guanajuato, Mexico; and Enesco European Giftware Group Limited, which owns manufacturing plants and warehouse facilities in Penrith, Workington, and Carlisle, Cumbria, England, and Langholm, Dumfriesshire, Scotland. These manufacturing facilities are generally operating at or near capacity. The Mexican facility and the manufacturing and distribution facility of the Company's remaining Direct Selling Group subsidiary located in Spain are both currently being offered for sale.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


                    EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                Date First
Name                    Age    Positions                         Elected
----                    ---    ---------                        ----------

Jeffrey A. Hutsell      45     Director                          9/04/97
                               President                         4/23/98
                               Chief Executive Officer           9/02/98
                               Member of the Executive
                               Committee                         4/23/98

      Prior to Mr. Hutsell's elections as Director, President and Chief Executive Officer of the Company, he served both as Vice President of the Company from January, 1997 to January, 1998 and also as President of Enesco Corporation, a subsidiary of the Company, since January, 1997, Executive Vice President, Worldwide Creative from January, 1992 to January, 1997, Vice President, Creative from January, 1989 to December, 1991, Vice President, Art from April, 1986 to December, 1988, and Vice President, Product Development from August, 1985 to April, 1986.

Eugene Freedman         74     Director                          9/04/97
                               Founding Chairman                 9/02/98
                               Member of the Executive
                               Committee                         9/04/97

      Mr. Freedman previously served as Vice Chairman of the Company from October, 1997 to September, 1998, Executive Vice President of the Company from April, 1988 to September, 1998, and Vice President of the Company from January, 1984 to April, 1998. He also served for many years as Chairman, President and Chief Executive Officer of Enesco Corporation, a subsidiary of the Company, of which Mr. Freedman was a founder in 1959.

Allan G. Keirstead      54     Director                          4/25/85
                               Executive Vice President
                               and Chief Administrative
                               Officer                           4/28/88
                               Chief Financial Officer           4/28/83
                               Chief Executive Officer of Enesco
                               International Businesses          9/02/98
                               Controller                       12/02/81
                               Member of the Executive
                               Committee                         4/25/85

      Mr. Keirstead previously served as Vice Chairman of the Company from October, 1997 to September, 1998. Prior to Mr. Keirstead's election as Executive Vice President and Chief Administrative Officer, he served as Financial Vice President from January, 1983 to April, 1988. He served as Assistant Controller from April, 1977 to December, 1981.

Thomson J. Hudson       52     Senior Vice President,
                               U.S. Operations                   9/30/98

      Prior to Mr. Hudson joining the Company in September, 1998, he was the President of Decision Management, Inc., a Connecticut-based provider of management consulting services specializing in company turnarounds and entrepreneurial ventures, from 1990 to 1998.

Patrick J. Gebhardt     43     Senior Vice President,
                               Finance and Accounting            9/02/98

      Prior to Mr. Gebhardt's elections as Senior Vice President of the Company and of Enesco Corporation, a subsidiary of the Company, he served as Executive Vice President and Chief Financial Officer of Enesco Corporation from January, 1997 to November, 1998, Group Vice President-Finance, Worldwide Operations from March, 1992 to January, 1997, Vice President and Chief Financial Officer from March, 1988 to March, 1992, and Chief Financial Officer and Controller from May, 1985 to March, 1988.

Peter R. Johnson        42     Clerk                             3/09/98
                               Vice President,
                               General Counsel and
                               Secretary                         4/01/98

      Prior to Mr. Johnson's elections as Clerk and Vice President, General Counsel and Secretary of the Company, he served as Senior Counsel from May, 1993 to March, 1998, and Corporate Counsel from May, 1989 to May, 1993. He also has served as Vice President, Law of Enesco Corporation, a subsidiary of the Company, since June, 1997.

Jeffrey W. Lemajeur     37     Treasurer                         3/03/99

      Prior to Mr. Lemajeur's joining the Company in January, 1999, he was the Vice President of Finance, Chief Financial Officer and Treasurer of Binks Sames Corporation, a manufacturer of spray equipment located in Franklin Park, Illinois, from 1991 to 1998.

NOTE: All officers are elected for the ensuing year and until their successors are duly elected and qualified.


                                 P A R T II
                                 ----------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

  Information required by this item is set forth in the Section entitled "Stock Market, Dividend and Shareholder Information" appearing on page 41 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

  Information required by this item is set forth in the Section entitled "Financial Highlights Last Ten Years" appearing on pages 44 and 45 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  Information required by this item is set forth in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 2 through 11 of the 1998 Annual
Report and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Information required by this item either is set forth in Note 10 of the Financial Statements appearing on pages 37 and 38 of the 1998 Annual Report and is incorporated herein by reference or is immaterial.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information required by this item is set forth in the Financial Statements, together with the accompanying Notes and Report of Independent Public Accountants, appearing on pages 12 through 40 of the 1998 Annual Report and is incorporated herein by reference. Also incorporated herein by reference are the Quarterly results (unaudited) during 1998, 1997 and 1996 set forth on pages 42 and 43 of the 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.


                                P A R T III
                                -----------

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

ITEM 11.  EXECUTIVE COMPENSATION.

  Information required by this item is set forth under the captions "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Performance Graph" and "Remuneration of Non-Employee Directors" in the Company's Proxy Statement and is incorporated herein by reference.

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


                                 P A R T IV
                                 ----------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

        (a)(1) and (2) Financial Statements and Schedules. The financial statements and schedules required by this item are listed in the Index to Financial Statements and Schedules of Enesco Group, Inc. on page 11 of this Form 10-K.

        (a)(3) Exhibits. The exhibits required by this item are listed in the Exhibit Index on pages 14 - 17 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10(a) to 10(cc) in the
Exhibit Index.

        (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.


                                 SIGNATURES
                                 ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

                             ENESCO GROUP, INC.
                             ------------------
                                (Registrant)


                                By:/s/ Jeffrey A. Hutsell
                                   -----------------------
                                   Jeffrey A. Hutsell
                                   President and Chief
                                   Executive Officer


                                By:/s/ Allan G. Keirstead
                                   ------------------------
                                   Allan G. Keirstead
                                   Executive Vice President,
                                   Chief Administrative and
                                   Financial Officer and Chief
                                   Executive Officer of Enesco
                                   International Businesses


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 29th day of March, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                       Title
---------                                       ------

/s/ H. L. Tower             *
---------------------
H. L. Tower                                     Director


/s/ Homer G. Perkins        *
----------------------
Homer G. Perkins                                Director


/s/ Allan G. Keirstead
------------------------
Allan G. Keirstead                              Executive Vice President,
                                                Chief Administrative and
                                                Financial Officer, Chief
                                                Executive Officer of Enesco
                                                International Businesses
                                                and Director


/s/ John F. Cauley          *
------------------------
John F. Cauley                                  Chairman of the Board and
                                                Director


/s/ Anne-Lee Verville       *
-----------------------
Anne-Lee Verville                               Director


/s/ Judith R. Haberkorn     *
------------------------
Judith R. Haberkorn                             Director


/s/ Charles W. Elliott      *
------------------------
Charles W. Elliott                              Director


/s/ Eugene Freedman         *
------------------------
Eugene Freedman                                 Founding Chairman and
                                                Director


/s/ Jeffrey A. Hutsell
-------------------------
Jeffrey A. Hutsell                              President, Chief Executive
                                                Officer and Director


*By: /s/ Jeffrey A. Hutsell
     ------------------------
     Jeffrey A. Hutsell
     Attorney-In-Fact




                             ENESCO GROUP, INC.
                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated herein by reference to "Report of Independent Public Accountants" on page 40 of the Enesco Group, Inc. 1998 Annual Report to
            Stockholders.

FINANCIAL STATEMENTS - All of which are incorporated herein by reference to the Enesco Group, Inc. 1998 Annual Report to Stockholders.

            Consolidated Balance Sheets as of December 31, 1998 and 1997

            Consolidated Statements of Income For the Years Ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Retained Earnings For the Years Ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Comprehensive Income For the Years Ended December 31, 1998, 1997 and 1996

            Consolidated Statements of Cash Flows For the Years Ended December 31, 1998, 1997 and 1996

            Notes to Consolidated Financial Statements as of December 31, 1998, 1997 and 1996

            Quarterly results (unaudited)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

Schedule
 Number                                  Description
---------                                -----------

II                                       Valuation and Qualifying
                                         Accounts and Reserves For
                                         Each of the Three Years
                                         Ended December 31, 1998(a)

NOTES:

       (a) All other schedules are not submitted because they are not applicable, not required or because the required information is included in the consolidated financial statnotes thereto.

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



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE


To Enesco Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Enesco Group, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 18, 1999. Our audit was made for the purpose of forming an opinion of the consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is represented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP


Chicago, Illinois
February 18, 1999


                                                                                                         SCHEDULE II

                             ENESCO GROUP INC.

                          VALUATION AND QUALIFYING
                           ACCOUNTS AND RESERVES

                        FOR EACH OF THE THREE YEARS
                         ENDED DECEMBER 31, 1998(a)

           COLUMN A                                  COLUMN B           COLUMN C              COLUMN D         COLUMN E
                                                                        ADDITIONS

                                                     BALANCE AT    CHARGED TO  CHARGED TO                      BALANCE AT
                                                     BEGINNING     COSTS AND     OTHER                           END OF
         DESCRIPTION                                 OF PERIOD     EXPENSES    ACCOUNTS       DEDUCTIONS         PERIOD
         -----------                                 ---------     --------    ----------     ----------       ----------
  For the Year Ended December 31, 1996
  ------------------------------------
  Reserves which are deducted in the
  balance sheet from assets to which they
  apply -

  Reserves for uncollectable accounts               $4,258,414     $2,579,158   $   17,277(c)    $554,878       $6,299,971
                                                   ===========    ===========   ===========    ==========      ===========
  Reserves for returns and allowances               $3,606,419     $3,554,990   $      -       $3,570,581       $3,590,828
                                                   ===========    ===========   ===========    ==========      ===========
  Accumulated amortization of other assets         $22,118,311     $3,843,526   $      -         ($57,347)(d)  $26,019,184
                                                   ===========    ===========   ===========    ==========      ===========
  Other reserves                                      $220,493                                                 $     -
                                                   ===========                                                 ===========
  For the year ended December 31, 1997
  ------------------------------------
  Reserves which are deducted in the balance
  sheet from assets to which they apply -

  Reserves for uncollectable accounts               $6,299,971     $3,073,309   $      -       $1,102,584       $8,270,696
                                                   ===========    ===========   ==========     ==========      ===========
  Reserves for returns and allowances               $3,590,828     $2,819,231   $      -       $3,534,408       $2,875,651
                                                   ===========    ===========   ==========     ==========      ===========
  Accumulated amortization of other assets         $26,019,184     $3,479,053   $      -       $2,653,172      $26,845,065
                                                   ===========    ===========   ==========     ==========      ===========

  Reserve for downsizing corporate
  headquarters                                     $       -      $18,000,000   $      -       $5,187,000      $12,813,000
                                                   ===========    ===========   ==========     ==========      ===========
  Reserve for discontinued operations              $       -      $16,800,000   $      -       $7,735,000       $9,065,000
                                                   ===========    ===========   ==========     ==========      ===========

  For the year ended December 31, 1998 (b)
  ----------------------------------------
  Reserves which are deducted in the balance
  sheet from assets to which they apply-

  Reserves for uncollectable accounts               $8,270,696     $3,017,927   $      -       $4,077,335       $7,211,288
                                                   ===========    ===========   ==========     ==========      ===========
  Reserves for returns and allowances               $2,875,651     $2,685,248   $      -       $3,471,717       $2,089,182
                                                   ===========    ===========   ==========     ==========      ===========
  Accumulated amortization of other assets         $26,845,065     $3,194,815   $      -         $407,843      $29,632,037
                                                   ===========    ===========   ==========     ==========      ===========
  Reserve for downsizing corporate
  headquarters                                     $12,813,000    $       -     $      -       $2,261,000      $10,552,000
                                                   ===========    ===========   ==========     ==========      ===========
  Reserve for discontinued operations              $ 9,065,000    $       -     $      -       $6,233,000       $2,832,000
                                                   ===========    ===========   ==========     ==========      ===========

  Note:
     (a) The figures for 1997 and 1996 have been restated to separate the reserves for uncollectable accounts and the reserves for returns and allowances.
     (b) In 1998, the goodwill asset was written down by $46 million to fair value - this direct writedown of the asset is not reflected in this schedule.
     (c)  Represents recorded reserve at date of acquisition.
     (d)  Includes currency translation losses.



                               EXHIBIT INDEX

Reg. S-K
Item 601                EXHIBIT
---------               -------

2 (a)* Agreement of Purchase and Sale dated April 22, 1997 by and among The Crestley Collection, Ltd., The Bradford Exchange, Ltd. (with respect to Section 12(p) therein only) and Stanhome Inc. (Exhibit 2.1 to Form 8-K filed on June 5, 1997.)

2 (b)* Stock and Asset Purchase Agreement dated as of November 24, 1997 by and between Stanhome Inc. and Laboratoires De Biologie Vegetale Yves Rocher. (Exhibit 2.1 to Form 8-K filed on December 31, 1997.)

3 (a)*                  Restated Articles of Organization as amended.
                        (Exhibit 3(a) to Form 10-Q filed for the period ended March 31, 1998.)

3 (b)* By-Laws as amended. (Exhibit 3 (b) to Form 10-Q filed for the period ended March 31, 1998.)

4 (a)* Renewed Rights Agreement dated as of July 22, 1998 between Enesco Group, Inc. and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4 to Form 8-K filed on July 23, 1998.)

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

10 (c)* Special Interim Chief Executive Officer Stock Option Plan. (Exhibit 10 (c) to Form 10-K filed for the period ended December 31, 1993.)

10 (d) 1996 Stock Option Plan, as amended and restated through January 20, 1999.

10 (e)* 1997 President and Chief Executive Officer Stock Option Plan. (Exhibit 10(e) to Form 10-K filed for the period ended December 31, 1997.)

10 (f)                  1998 Chairman Stock Option Plan.

10 (g)* Non-Employee Director Stock Plan. (Exhibit 10 to Form 10-Q filed for the period ended March 31, 1995.)

10 (h)                  Enesco Group, Inc. 1999 Non-Employee Director Stock
                        Plan.

10 (i)*                 Outline of Deferred Compensation Plan for
                        Non-Employee Directors, as amended. (Exhibit 10 (e) to Form 10-K filed for the period ended December 31, 1988.)

10 (j) Management Incentive Plan, as amended and restated effective January 1, 1999.

10 (k)*                 Supplemental Retirement Contract with Homer G.
                        Perkins, as amended and restated through February 9, 1988. (Exhibit 10 (i) to Form 10-K filed for the period ended December 31, 1997.)

10 (l)* Supplemental Retirement Contract with H. L. Tower, as amended and restated through June 5, 1997. (Exhibit 10 (j) to Form 10-K filed for the period ended December 31, 1997.)

10 (m)*                 Amendment of Retirement Agreement with Allan G.
                        Keirstead. (Exhibit 10 (k) to Form 10-K filed for the period ended December 31, 1997.)

10 (n)* Supplemental Retirement Contract, as amended, with Allan G. Keirstead. (Exhibit 10 (l) to Form 10-K filed for the period ended December 31, 1994.)

10 (o)* Amendment of Allan G. Keirstead Supplemental Retirement Contract. (Exhibit 10 (c) to Form 10-Q filed for the period ended June 30, 1997.)

10 (p)*                 Description of Relocation Benefits for Allan G.
                        Keirstead. (Exhibit 10 (n) to Form 10-K filed for the period ended December 31, 1997.)

10 (q)                  Description of Relocation Benefits for Peter R.
                        Johnson.

10 (r)* Form of Severance Agreement. A substantially identical agreement exists with Allan G. Keirstead. (Exhibit 19 (d) to Form 10-K filed for the period ended December 31, 1992.)

10 (s)* Form of Retention Benefits Plan as described in the Estimated Termination Benefits Summary Letters dated June 16, 1997 and August 13, 1997 for Stanhome Inc. Corporate Headquarters Exempt Employees. Such letters exist with Allan G. Keirstead and Peter R. Johnson. (Exhibit 10 (i) to Form 10-Q filed for the period ended June 30, 1997.)

10 (t)* Form of Change in Control Agreement. Substantially identical agreements exist with Allan G. Keirstead and Jeffrey A. Hutsell. (Exhibit 19 (c) to Form 10-K filed for the period ended December 31, 1992.)

10 (u)* Form of Change in Control Agreement with certain other executive officers and non-executive officers. Substantially identical agreements exist with Thomson J. Hudson, Patrick J. Gebhardt and Peter R. Johnson. (Exhibit 19 (c) to Form 10-K filed for the period ended December 31, 1991.)

10 (v)* Second Amendment to Stanhome Inc. Supplemental Pension Plan, as amended and restated through December 16, 1996. (Exhibit 10 (s) to Form 10-K filed for the period ended December 31, 1996 and
                        Exhibit 10 (j) to Form 10-Q filed for the period ended June 30, 1997.)

10 (w)* Third Amendment to Stanhome Inc. Supplemental Pension Plan. (Exhibit 10 (cc) to Form 10-K filed for the period ended December 31, 1997.)

10 (x)* Fourth Amendment to Stanhome Inc. Supplemental Pension Plan. (Exhibit 10 (a) to Form 10-Q filed for the period ended March 31, 1998.)

10 (y) Enesco Group, Inc. Supplemental Retirement Plan, as amended and restated, effective January 1, 1999.

10 (z)*                 License Agreement between Precious Moments, Inc.
                        and Enesco Corporation. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1993.)

10 (aa)* First Amendment to License Agreement between Precious Moments, Inc. and Enesco Corporation. (Exhibit 10 (hh) to Form 10-K filed for the period ended December 31, 1997.)

10 (bb) Second Amendment to License Agreement between Precious Moments, Inc. and Enesco Corporation.

10 (cc)                 Thomas E. Evangelista Release Agreement.

13                      Portions of the 1998 Annual Report to the
                        Stockholders of Enesco Group, Inc.

21                      Subsidiaries of Enesco Group, Inc.

23                      Consent of Arthur Andersen LLP

24                      Power of Attorney

27                      Financial Data Schedule


      *Incorporated Herein By Reference