Form 10-Q
period 1999-03-31
ENESCO GROUP INC
filed 1999-05-14
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

                                    OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _____ .

                       Commission File Number 0-1349

                            Enesco Group, Inc.
-----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Massachusetts                                 04-1864170
------------------------------------            -----------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

225 Windsor Drive, Itasca, Illinois                           60143
-----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                630-875-5300
 ------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                                    N/A
 ------------------------------------------------------------------------
   (Former name, address and fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes [X]        No [ ]

                                                March 31,
                                        1999                1998
                                        ----                ----
Shares Outstanding:

Common Stock with                      15,445,011        16,343,251
Associated Rights
                                               Total number of pages
                                               contained herein __

                                               Index to Exhibits is
                                               on page __




                       PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             ENESCO GROUP, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    MARCH 31, 1999 AND DECEMBER 31, 1998
                                (Unaudited)
                               (In Thousands)


                                                March 31,       December 31,
                                                  1999              1998
                                                ---------       ------------
ASSETS

CURRENT ASSETS:

  Cash and certificates of deposit              $24,234            $17,905

  Accounts receivable, net                       90,433             86,171

  Inventories                                    70,287             81,740

  Prepaid expenses                                5,931              4,672

  Current tax assets                             14,954             15,199
                                            -----------       ------------
    Total current assets                        205,839            205,687
                                            -----------       ------------

PROPERTY, PLANT & EQUIPMENT, at cost             78,889             84,988

  Less accumulated depreciation                  47,655             51,375
                                          -------------      -------------
                                                 31,234             33,613
                                          -------------      -------------

OTHER ASSETS:

  Goodwill and other intangibles, net            40,158             40,816
  Other                                          27,317             27,287
  Deferred tax assets                            12,549             12,546
                                          -------------      -------------
                                                 80,024             80,649
                                          -------------      -------------
                                               $317,097           $319,949
                                          =============      =============

The accompanying notes are an integral part of these condensed financial statements.



                             ENESCO GROUP, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    MARCH 31, 1999 AND DECEMBER 31, 1998
                                (Unaudited)
                               (In Thousands)


                                                  March 31,     December 31,
                                                    1999           1998
                                                  ---------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes and loans payable                            $7,882        $7,900

  Accounts payable                                   28,572        25,373

  Federal, state and foreign taxes on income         58,932        56,614

  Accrued expenses--
    Payroll and commissions                           7,287         5,385
    Royalties                                         7,215         6,826
    Post-retirement benefits                          5,332         5,280
    Other                                            21,078        23,453
                                                -----------    ----------
    Total current liabilities                       136,298       130,831
                                                -----------    ----------

LONG-TERM LIABILITIES:
  Post-retirement benefits                           31,523        31,494
  Deferred tax liabilities                            7,011         7,043
                                                -----------    ----------
    Total long-term liabilities                      38,534        38,537
                                                -----------    ----------

SHAREHOLDERS' EQUITY:
  Common stock                                        3,154         3,154

  Capital in excess of par value                     48,567        48,506

  Retained earnings                                 315,232       315,335

  Accumulated other comprehensive income            (3,112)       (2,258)
                                                -----------    ----------
                                                    363,841       364,737
  Less - shares held in treasury, at cost         (221,576)     (214,156)
                                                -----------    ----------
    Total shareholders' equity                      142,265       150,581
                                                -----------    ----------
                                                   $317,097      $319,949
                                                ===========    ==========

The accompanying notes are an integral part of these condensed financial statements.


                             ENESCO GROUP, INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

       FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (Unaudited)
                  (In thousands, except per share amounts)


                                                        1999          1998

Net Sales                                               $93,925     $108,220
Cost of Sales                                            47,793       57,452
                                                      ---------    ---------
Gross Profit                                             46,132       50,768
Selling, Distribution, General and
  Administrative Expenses                                38,570       43,317

                                                      ---------    ---------
Operating Profit                                          7,562        7,451
  Interest expense                                        (413)        (756)
  Other income (expense), net                                81        (544)
                                                      ---------    ---------
Income Before Income Taxes                                7,230        6,151
  Income taxes                                            2,892        2,645
                                                      ---------    ---------
Net Income                                                4,338        3,506
Retained Earnings, beginning of period                  315,335      355,806
  Cash dividends, $.28 per share in 1999 and 1998       (4,441)      (4,588)
                                                      ---------    ---------
Retained Earnings, end of period                       $315,232     $354,724
                                                      =========    =========
Earnings Per Common Share:
  Basic                                                   $0.28        $0.21
                                                      =========    =========
  Diluted                                                 $0.28        $0.21
                                                      =========    =========

The accompanying notes are an integral part of these condensed financial statements.


                             ENESCO GROUP, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

       FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (Unaudited)
                               (In Thousands)



                                                                         1999       1998
                                                                         ----       ----

OPERATING ACTIVITIES:

  Net  Income                                                            $4,338    $3,506
  Adjustments to reconcile net income to net
    cash provided by operating activities                                12,759  (13,338)
                                                                       --------  --------
  Net cash provided (used) by operating activities                       17,097   (9,832)
                                                                       --------  --------

INVESTING ACTIVITIES:

  Purchase of property, plant & equipment                                 (919)     (622)
  Proceeds from sales of property, plant & equipment                      2,012        41
  Deferred tax liabilities                                                 (32)      (11)
                                                                       --------  --------
  Net cash provided (used) by investing activities                        1,061     (592)
                                                                       --------  --------
FINANCING ACTIVITIES:

  Cash dividends                                                        (4,441)   (4,588)
  Exchanges and purchases of common stock                               (7,547)  (23,616)
  Notes and loans payable                                                   187    25,668
  Exercise of stock options                                                   -        33
  Other common stock issuance                                               188       360
                                                                       --------  --------
  Net cash used by financing activities                                (11,613)   (2,143)
                                                                       --------  --------
  Effect of exchange rate changes on cash and cash equivalents            (216)      (83)
                                                                       --------  --------
  Increase (decrease) in cash and cash equivalents                        6,329  (12,650)

  Cash and cash equivalents, beginning of year                           17,905    35,722
                                                                       --------  --------
  Cash and cash equivalents, end of quarter                             $24,234   $23,072
                                                                       ========  ========


The accompanying notes are an integral part of these condensed financial statements.



                             ENESCO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        The consolidated condensed financial statements and related notes included herein have been prepared by the Company, without audit except for the December 31, 1998 condensed balance sheet, which was derived from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The March 31, 1998 consolidated statement of cash flows has been restated to reflect deferred taxes as separate classifications. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

1.  ACCOUNTING POLICIES:

        The Company's financial statements for the three months ended March 31, 1999 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1998 consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K. The Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable were net of reserves for uncollectible accounts, returns and allowances of $10,963,000 at March 31, 1999 and $9,300,000 at December 31, 1998.

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

        The Company paid cash for interest and taxes as follows (in thousands):
                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                    1999              1998
                                                    ----              ----
           Interest                               $   363           $   583
           Income taxes                           $   574           $11,077


2.  COMPREHENSIVE INCOME:

        The other comprehensive income consists only of cumulative translation adjustments. Comprehensive income (loss) for the three months ended March 31, 1999 and 1998 was as follows (in thousands):

                                                       Three Months Ended
                                                             March 31
                                                       ------------------
                                                        1999           1998
                                                        ----           ----
           NET INCOME                                 $ 4,338        $ 3,506
                                                      -------        -------
           OTHER COMPREHENSIVE INCOME:
             Cumulative translation adjustments          (854)           102
             (no tax effects)                         -------        -------
           TOTAL OTHER COMPREHENSIVE INCOME              (854)           102
                                                      -------        -------
           COMPREHENSIVE INCOME                       $ 3,484        $ 3,608
                                                      =======        =======


3.  GEOGRAPHIC OPERATING SEGMENTS:

        The Company operates in one industry segment, predominately in two major geographic areas (United States and Europe).

        The following tables summarize the Company's operations by geographic area for the three months ended March 31, 1999 and 1998 (in thousands):

        Geographic Areas
                                                     1999            1998
                                                     ----            ----
        Net sales
          United States                          $ 75,047         $ 89,665
          United States inter-company                (849)          (1,612)
          International                            20,649           21,669
          International inter-company                (922)          (1,502)
                                                ---------         ---------
                  Total consolidated             $ 93,925         $108,220
                                                =========         =========

        Operating profit
          United States                          $  6,237         $  6,642
          International                             1,325              809
                                                ---------         ---------
                  Total consolidated             $  7,562         $  7,451
                                                =========         =========


        Transfers between geographic areas are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

        There were no material changes in assets from the amount disclosed in the Company's December 31, 1998 Annual Report and the basis of geographic area measurement of sales and operating profit did not change in the first quarter.


4.  INVENTORY CLASSES:

        The major classes of inventories at March and December 3l were as follows (in thousands):

                                            March 31,         December 31,
                                              1999               1998
                                              ----               ----
     Raw materials and supplies            $  1,378           $  1,185
     Work in process                            409                396
     Finished goods in transit               11,922             12,202
     Finished goods                          56,578             67,957
                                           --------           --------
                                           $ 70,287           $ 81,740
                                           ========           ========


5.  OTHER INCOME (EXPENSE), NET:

        Other income (expense), net for the three months ended March 31, 1999 and 1998 consists of the following (in thousands):

                                                 1999            1998
                                                 ----            ----
     Interest income                            $  147          $  343
     Amortization of other assets              (   515)        (   873)
     Other, net                                    449         (    14)
                                                ------          ------
                                                $   81         ($  544)
                                                ======          ======


6. EARNINGS PER COMMON SHARE (BASIS OF CALCULATION):

        Basic earnings per common share are based on the average number of common shares outstanding during the period covered. Diluted earnings per common share assumes, in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options using the treasury stock method.

        For the first quarter basic computations, the average numbers of outstanding shares utilized were 15,750,000 shares for 1999 and 16,595,000 shares for 1998. For the first quarter diluted computations, the average numbers of shares utilized were 15,750,000 and 16,605,000 shares for 1999 and 1998, respectively, including common share equivalents of 10,000 in 1998. The lower average number of shares for the first quarter of 1999 primarily resulted from the repurchase of shares as part of the Company's repurchase program.


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

         The Company periodically uses interest rate swaps to hedge portions of interest payable on debt. In addition, the Company may periodically employ interest rate caps to reduce exposure, if any, to increases in variable interest rates. In October 1996, the Company entered into a three-year interest rate swap with a notional amount of $50 million to effectively convert variable interest on debt to a fixed rate of 6.12%.

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

         The Company enters into various short-term foreign exchange agreements during the year. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases. Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold. At March 31, 1999, deferred amounts were not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations. The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued. The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income. The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees. From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables. Gains and losses are recognized or the credit or debit offsets the foreign currency payables. As of March 31, 1999, net deferred amounts on outstanding agreements were not material. The outstanding agreement amounts (notional value) at March 31, 1999, are $8.7 million U.S. dollars.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Management does not believe that SFAS No. 133, when adopted by the Company on January 1, 2000, will have a material impact on the consolidated financial condition or results of operations of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             ENESCO GROUP, INC.

                     THREE MONTHS ENDED MARCH 31, 1999

        The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of the Quarterly Report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which contains the audited financial statements and notes thereto for the years ended December 31, 1998, 1997 and 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

        Forward-looking statements, in this Quarterly Report on Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS:

        Net sales decreased 13% in the first quarter of 1999, due primarily to lower unit volume in the United States. International sales decreased 2% and represented 21% of total 1999 first quarter sales compared to 19% in 1998. The Precious Moments line represented 38% of the 1999 first quarter sales compared to 39% in 1998 and the Cherished Teddies line represented 26% of 1999 first quarter sales compared to 21% in 1998.

        The United States sales decrease reflected lower retailer ordering, due in part to high retail inventory levels combined with the Company's initiatives of tighter credit controls and fewer stock keeping units. In the United States, the Company is continuing the process of analyzing the total economic return for all of its product lines, with the objective to improve the supply chain economics from factory to customer and to phase out those product lines that do not have adequate returns. As these lines are phased out, the absence of sales from these lines will reduce sales volumes. This process will be expanded to the international locations during 1999. Partly reflecting the reduction of product offerings and improved deliveries, total unfilled orders as of the end of the first quarter 1999 were down approximately $14 million or 11% compared to 1998. New net orders received during the first quarter of 1999 were down slightly compared to the first quarter 1998. Based on the lower amount of unfilled orders as of March 31, 1999 compared to 1998, net sales for the second quarter of 1999 will be down compared to the second quarter of 1998. To improve customer communications, relationships and service in the United States, the Company is in the process of combining, by July 1, 1999, its two independent sales representative divisions into a single independent sales force representing all the Company's United States product lines.

        Gross profit decreased in 1999 following the sales decrease, but gross profit as a percentage of net sales improved to 49% in 1999 compared to 47% in 1998, due primarily to improved product sales mix reflecting the Company's efforts to eliminate low margin products and to manage and lower inventory levels.

        Selling, distribution, general and administrative expenses decreased 11% in the first quarter of 1999 versus 1998 and represented 41% of first quarter 1999 sales, compared to 40% in 1998. The reduction in expenses were from lower variable expenses due to the lower sales volume and reductions from cost controls and work force reductions initiated in 1998.

        Due to the factors described above, operating profit increased in 1999, and represented 8% of sales compared to 7% in 1998.


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

        INTEREST EXPENSE, net of investment income, decreased in the first quarter of 1999 compared with 1998, from lower borrowing levels due to lower levels of inventories this year compared to 1998.

        OTHER INCOME, net in 1999 benefited from a net gain on the sales of assets of approximately $350 thousand and a reduction of goodwill amortization of $358 thousand resulting from the lower amount of goodwill to be amortized after the 1998 $46 million write-off.

        THE PROVISION FOR INCOME TAXES of 40% in the first quarter of 1999 was lower than the 43% provision in 1998, due primarily to the impact of lower goodwill amortization in 1999 which does not receive a tax benefit and the Company's expectation of 1999 income mix between the United States and international locations. The actual effective tax rates are dependent upon numerous factors and actual results may vary.


FINANCIAL CONDITION

        The Company has historically satisfied its capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.

        The major sources of funds in the first quarter of 1999 from operating activities were from net income, depreciation, amortization and lower levels of inventory. Accounts receivable increased 5% from year-end 1998 and decreased 7% from the first quarter of 1998. The decrease from March 1998 reflects lower sales, but the higher amount of days sales outstanding is primarily due to the timing of sales during the first quarter this year compared to 1998. Current taxes, accounts payable and accrued expenses increased from year-end levels due to timing of payments and seasonal sales volumes.

        The Company has filed and continues to file tax returns with a number of taxing authorities worldwide. While the Company believes such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. The Company has established accruals for tax assessments. These accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Based upon the Company's current liquid asset position and credit facilities, the Company believes it has adequate resources to fund any such assessments. To the extent accruals differ from actual assessments, the accruals will be adjusted through the provision for income taxes.

        The major use of cash in investing activities in the first quarter of 1999 was for capital expenditures. Proceeds from the sales of property, plant and equipment primarily represents the sale of the Company's former Westfield, MA Corporate Headquarters. Capital expenditure commitments for $6 million are forecasted for 1999. The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and intercompany loans.

        The major uses of cash in financing activities in the first quarter of 1999 were for dividends to shareholders and purchases of common stock. During the first three months this year, the Company repurchased 417 thousand shares for $7.5 million. The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market or in private transactions, depending on market and business conditions, and may utilize funds for this purpose in the future. As of March 31, 1999, approximately 2 million shares remained available for purchase under the program. The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives. The aggregate exercise price of the total number of stock options outstanding was $99.9 million at March 31, 1999, and the Company could receive some or all of these funds in the future if the options are exercised.

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


Year 2000 Compliance Program

        A Company-wide program has been initiated by management to update all necessary information technology and non-technology systems to achieve Year 2000 compliance. This effort has been in progress since early 1997. The program includes impact assessment, correction, testing and implementation stages. There is continual review and monitoring of progress and achievement against plan.

         In 1998 the Company engaged independent consulting resources to audit and evaluate its approach and plans to achieve Year 2000 compliance. This audit was completed at a cost of approximately $300,000. The results were used to confirm and enhance, where necessary, the Year 2000 program plans.

         Impact assessment is complete, although there is ongoing effort to confirm and monitor the Year 2000 programs of critical suppliers, customers and third parties on whom the Company relies. Based on the results of the impact assessment, if the Company's suppliers, customers and third parties do not address the Year 2000 issues in a timely manner, there could be a material financial risk to the Company.

         The Company's product vendors and customer bases are fragmented and generally are not dependent on computer control or systematization of their business operations. Management, therefore, believes that the greatest risks presented by potential Year 2000 failures of third parties are those which would affect the general economy or certain industries, such as may occur if there were insufficient electric power or other utilities needed for the Company's operations or manufacture of its products or insufficient reliable means of transporting the Company's products. While such failures could affect important operations of the Company, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

         Regarding internal issues, the Company has made substantial progress to remedy all Year 2000 concerns identified. This is being accomplished through internal correction or the normal replacement of existing systems, computer software and hardware. All correction and replacement work, including testing and implementation, is expected to be completed by mid-year 1999.

        The capital and operating cost of addressing the Year 2000 issues are anticipated to be approximately $1,000,000 (excluding internal labor costs) and are included in the planned capital and operating investment budgets. The cost breakdown is estimated at approximately 80% capital and 20% expense. Most Year 2000 project work is being accomplished through the use of internal resources. While this effort is substantial, it has often been combined with other planned systems improvements, replacements and maintenance projects. Thus, the Year 2000 work is not adversely affecting planned improvements in the Company's systems, computer applications and hardware environment.

       The need for contingency plans will be addressed as part of the Company's Year 2000 program. While the Company currently anticipates that its own systems and those of critical business partners will be Year 2000 compliant, contingency plans, as appropriate, are now being developed.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information required by this item either is set forth in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as updated by Note 7 to the Consolidated Condensed Financial
Statements included in Item 1 herein, or is immaterial.


                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders was held on April 22, 1999.

     (c) The first matter voted upon at the meeting was the election of Directors. The members of Class I were standing for election to a three-year term expiring at the Annual Meeting in 2002. Upon motion duly made and seconded, it was voted to elect Judith R. Haberkorn, Homer G. Perkins and H. L. Tower as Class I Directors for a three-year term expiring at the Annual Meeting in 2002 and until their successors are elected and qualified. The votes for each of the candidates were reported as follows:

              Judith R. Haberkorn     For:              11,812,222

                                      Withheld:          1,740,695

              Homer G. Perkins        For:              11,777,432

                                      Withheld:          1,775,485

              H. L. Tower             For:              11,788,446

                                      Withheld:          1,764,471


         The second matter voted upon at the meeting was the approval and ratification of the Board's appointment of Arthur Andersen LLP as independent accountants for 1999. Upon motion duly made and seconded, it was voted that the appointment by the Board of Directors at its March 3, 1999 meeting of Arthur Andersen LLP, independent certified public accountants, as independent accountants for the Company for its fiscal year ending December 31, 1999 be ratified and approved. The votes for the independent accountants were reported as follows:

               Arthur Andersen LLP    For:              13,483,052

                                      Against:              30,133

                                      Abstain:              39,732


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27       Financial Data Schedule for the Three Months
         Ended March 31, 1999

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

                               ENESCO GROUP, INC.
                               (Registrant)


Date:    May 13, 1999         /s/ Jeffrey A. Hutsell
                              -----------------------------------------
                              Jeffrey A. Hutsell
                              President and Chief Executive Officer


Date:    May 13, 1999         /s/ Allan G. Keirstead
                              -----------------------------------------
                              Allan G. Keirstead
                              Chief Administrative and Financial Officer



                               EXHIBIT INDEX

Reg. S-K
Item 601           Exhibit                              10-Q Page No.
---------          -------                              -------------

27                 Financial Data Schedule for the
                   Three Months Ended March 31, 1999