Form 10-Q
period 1999-06-30
ENESCO GROUP INC
filed 1999-08-10
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-Q
(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

                                    OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _____ to _____ .

                       Commission File Number 0-1349

                            Enesco Group, Inc.
----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Massachusetts                                 04-1864170
------------------------------------            ----------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

225 Windsor Drive, Itasca, Illinois                           60143
----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                630-875-5300
----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                    N/A
----------------------------------------------------------------------
(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [X]        No [ ]

                                                June 30,
                                        1999                1998
                                        ----                ----
Shares Outstanding:

Common Stock with                    13,821,359            16,088,446
Associated Rights


                                               Total number of pages
                                               contained herein 31

                                               Index to Exhibits is
                                               on page 23




                       PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                            ENESCO GROUP, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    JUNE 30, 1999 AND DECEMBER 31, 1998
                                (Unaudited)
                              (In Thousands)

                                                June 30,          December 31,
                                                  1999              1998
                                                  ----              ----
ASSETS

CURRENT ASSETS:
     Cash and Certificates of Deposits       $    11,097       $   17,905
     Accounts Receivable, Net                     99,637           86,171
     Inventories                                  72,689           81,740
     Prepaid Expenses                              3,984            4,672
     Current Tax Assets                           13,193           15,199
                                               ----------         --------
     Total Current Assets                        200,600          205,687
                                               ----------         --------


PROPERTY, PLANT & EQUIPMENT, at cost              79,881           84,988
     Less Accumulated Depreciation                49,002           51,375
                                               ----------         --------
                                                  30,879           33,613
                                               ----------         --------
OTHER ASSETS:
     Goodwill and Other Intangibles, Net          39,615           40,816
     Other                                        27,980           27,287
     Deferred Tax Assets                          11,996           12,546
                                               ----------          -------
                                                  79,591           80,649
                                               ----------          -------
     Total Assets                            $   311,070        $ 319,949
                                               ==========         ========


The accompanying notes are an integral part of these condensed financial statements.



                            ENESCO GROUP, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                    JUNE 30, 1999 AND DECEMBER 31, 1998
                                (Unaudited)
                              (In Thousands)

                                                              June 30,        December 31,
                                                                1999              1998
                                                                ----              ----

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes and Loans Payable                            $    41,709     $       7,900
     Accounts Payable                                        24,193            25,373
     Federal, State and Foreign Taxes on Income              59,821            56,614

     Accrued Expenses--
         Payroll and Commissions                              6,320             5,385
         Royalties                                            6,979             6,826
         Post-Retirement Benefits                             1,906             5,280
         Other                                               22,072            23,453
                                                          ----------        ----------
         Total Current Liabilities                          163,000           130,831
                                                          ----------        ----------
LONG-TERM LIABILITIES:
     Post-Retirement Benefits                                31,299            31,494
     Deferred Tax Liabilities                                 6,564             7,043
                                                          ----------        ----------
         Total Long-Term Liabilities                         37,863            38,537
                                                          ----------        ----------
SHAREHOLDERS' EQUITY:
     Common Stock                                             3,154             3,154

     Capital in Excess of Par Value                          48,689            48,506

     Retained Earnings                                      316,982           315,335

     Accumulated Other Comprehensive Income                  (3,460)           (2,258)
                                                          ----------        ----------
                                                            365,365           364,737
     Less - Shares Held in Treasury, at Cost               (255,158)         (214,156)
                                                          ----------       -----------
          Total Shareholders' Equity                        110,207           150,581
                                                          ----------       -----------
          Total Liabilities & Equity                     $  311,070       $   319,949
                                                          ==========       ===========

The accompanying notes are an integral part of these condensed financial statements.




                             ENESCO GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

         FOR THE QUARTERS ENDED JUNE 30, 1999 and 1998 (Unaudited)
                  (In thousands, except per share amounts)


                                               1999            1998
                                               ----            ----

Net Sales                                   $  94,933        $    137,169
Cost of Sales                                  50,205              72,207
                                               -------        ------------
Gross Profit                                   44,728              64,962
Selling, Distribution, General and
     Administrative Expenses                   34,089              42,920
                                               -------        ------------
Operating Profit                               10,639              22,042
      Interest expense                           (895)               (846)
      Other income (expense), net                (376)               (558)
                                               -------        ------------
Income Before Income Taxes                      9,368              20,638
     Income taxes                               3,748               8,874
                                               -------         -----------
Net Income                                  $   5,620        $     11,764
                                               =======         ===========
Earnings Per Common Share:
   Basic                                    $    0.39        $      0.72
                                               =======        ============
   Diluted                                  $    0.39        $      0.72
                                               =======        ============

The accompanying notes are an integral part of these condensed financial statements.


                             ENESCO GROUP, INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

        FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)
                  (In thousands, except per share amounts)

                                                             1999                  1998
                                                             ----                  ----
Net Sales                                                $    188,858           $  245,389
Cost of Sales                                                  97,998              129,659
                                                        --------------          ------------
Gross Profit                                                   90,860              115,730
Selling, Distribution, General and
     Administrative Expenses                                   72,659               86,237
                                                        --------------          ------------
Operating Profit                                               18,201               29,493
      Interest expense                                         (1,308)              (1,602)
      Other income (expense), net                                (295)              (1,102)
                                                        --------------          ------------
Income Before Income Taxes                                     16,598               26,789
     Income taxes                                               6,640               11,519
                                                        --------------          ------------
Net Income                                                      9,958               15,270
Retained Earnings, beginning of period                        315,335              355,806
     Cash dividends, $.56 per share in 1999 and 1998           (8,311)              (9,118)
                                                        --------------          ------------
Retained Earnings, end of period                         $    316,982           $  361,958
                                                         =============          ============
Earnings Per Common Share:
   Basic                                                 $       0.67           $    0.93
                                                         =============          ============
   Diluted                                               $       0.66           $    0.92
                                                        ==============          ============


The accompanying notes are an integral part of these condensed financial statements.


                            ENESCO GROUP, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

        FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (Unaudited)
                              (In Thousands)


                                                             1999            1998
                                                             ----            ----
OPERATING ACTIVITIES:
   Net  Income                                           $    9,958      $   15,270
   Adjustments to reconcile net income to net
      cash provided by operating activities                    (552)        (20,599)
                                                           ---------    ------------
   Net cash provided (used) by operating activities           9,406          (5,329)
                                                           ---------    ------------

INVESTING ACTIVITIES:

   Purchase of property, plant & equipment                   (2,123)         (2,085)
   Proceeds from sales of property, plant & equipment         2,030             214
   Deferred tax liabilities                                    (479)            (22)
                                                           ---------    ------------
   Net cash provided (used) by investing activities            (572)         (1,893)
                                                           ---------    ------------
FINANCING ACTIVITIES:

   Cash dividends                                            (8,311)         (9,118)
   Exchanges and purchases of common stock                  (41,268)        (34,005)
   Notes and loans payable                                   33,809          33,379
   Exercise of stock options                                      -           2,031
   Other common stock issuance                                  449             402
                                                           ---------    ------------
   Net cash provided (used) by financing activities         (15,321)         (7,311)
                                                           ---------    ------------
   Effect of exchange rate changes on cash
     and cash equivalents                                      (321)           (179)
                                                           ---------    ------------
   Increase (decrease) in cash and cash equivalents          (6,808)        (14,712)

   Cash and cash equivalents, beginning of year              17,905          35,722
                                                           ---------    ------------
   Cash and cash equivalents, end of quarter             $   11,097    $     21,010
                                                         ===========    ============


The accompanying notes are an integral part of these condensed financial statements.



                             ENESCO GROUP, INC.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         The consolidated condensed financial statements and related notes included herein have been prepared by the Company, without audit except for the December 31, 1998 condensed balance sheet, which was derived from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The June 30, 1998 consolidated statement of cash flows has been restated to reflect deferred taxes as separate classifications. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

1.       ACCOUNTING POLICIES:

         The Company's financial statements for the three and six months ended June 30, 1999 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1998 consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K. The Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable were net of reserves for uncollectible accounts, returns and allowances of $11.7 million at June 30, 1999 and $9.3 million at December 31, 1998.

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

         The Company paid cash for interest and taxes as follows (in thousands):

                                                   Six Months Ended
                                                       June 30
                                                       -------

                                                  1999             1998
                                                  ----             ----

Interest                                         $   985         $  2,412
Income taxes                                     $ 1,294         $ 16,631


2.       COMPREHENSIVE INCOME:

         The other comprehensive income consists only of cumulative translation adjustments. Comprehensive income (loss) for the three and six months ended June 30, 1999 and 1998 was as follows (in thousands):


                                                 Three Months Ended           Six Months Ended
                                                       June 30                    June 30

                                                  1999            1998         1999           1998

Net Income                                       $ 5,620       $ 11,764       $ 9,958       $ 15,270
Other Comprehensive Income
     Cumulative translation adjustments             (348)          (475)       (1,202)          (373)
     (no tax effects)
                                                 -------       --------       --------      ---------
Comprehensive Income                             $ 5,272       $ 11,289       $ 8,756       $ 14,897
                                                 =======       ========       ========      =========
/TABLE>


3.       GEOGRAPHIC OPERATING SEGMENTS:

         The Company operates in one industry segment, predominately in two major geographic areas (United States and International). The following tables summarize the Company's operations by geographic area for the quarter and six months ended June 30, 1999 and 1998 (in thousands):


                                               Three Months Ended                Six Months Ended
Geographic Areas                                    June 30                          June 30
----------------                                    -------                          -------

                                                  1999            1998             1999           1998
                                                  ----            ----             ----           ----
Net Sales:
     United States                              $ 76,249        $ 118,061      $ 151,296      $ 207,726
     United States intercompany                     (893)          (1,403)        (1,742)        (3,015)
     International                                20,497           21,516         41,146         43,185
     International intercompany                     (920)          (1,005)        (1,842)        (2,507)
                                                --------       ----------      ---------      ---------
     Total consolidated                         $ 94,933        $ 137,169      $ 188,858      $ 245,389
                                                ========        =========      =========      =========
Operating Profit:
     United States                               $ 9,316         $ 21,188       $ 15,553      $  27,830
     International                                 1,323              854          2,648          1,663
                                                 -------         --------       --------      ---------
     Total consolidated                         $ 10,639         $ 22,042       $ 18,201      $  29,493
                                                ========         ========       ========      =========



         Transfers between geographic areas are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

         There were no material changes in assets from the amount disclosed in the Company's December 31, 1998 Annual Report and the basis of geographic area measurement of sales and operating profit did not change in 1999.


4.       INVENTORY CLASSES:

         The major classes of inventories at June 30 and December 31 were as follows (in thousands):

                                               June 30,       December 31,
                                                 1999             1998
                                                 ----             -----

Raw materials and supplies                      $ 1,510          $ 1,185
Work in progress                                    382              396
Finished goods in-transit                         8,662           12,202
Finished goods                                   62,135           67,957
                                               --------         --------
                                               $ 72,689         $ 81,740
                                               ========         ========


5.       OTHER INCOME (EXPENSE), NET:

         Other income (expense), net for the three and six months ended June 30, 1999 and 1998 consists of the following (in thousands):

                                       Three Months Ended        Six Months Ended
                                            June 30                 June 30
                                            -------                 -------

                                        1999         1998         1999         1998
                                        ----         ----         ----         ----
Interest income                        $   117       $  278      $   264    $    621
Amortization of other assets              (512)        (773)      (1,027)     (1,646)
Other, net                                  19          (63)         468         (77)
                                       --------      -------     --------   ---------
                                       $  (376)      $ (558)     $  (295)   $ (1,102)
                                       ========      =======     ========   =========


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

         The number of shares used in the earnings per share calculations for the three and six months ended June 30, 1999 and 1998 were as follows:


                                      Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                          --------                 --------

                                      1999        1998         1999           1998
                                      ----        ----         ----           ----
Basic
     Average Common
     Shares Outstanding               14,312      16,264      14,972           16,442

Diluted
     Stock Options                        91          84          52               84

Average Shares Diluted                14,403      16,348      15,024           16,526



         The lower average number of shares for 1999 primarily resulted from the repurchase of shares as part of the Company's repurchase program.


7.       FINANCIAL INSTRUMENTS

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

         The Company may periodically hedge foreign currency royalties, net investments in foreign subsidiaries, firm purchase commitments, contractual foreign currency cash flows or obligations, including third party and inter-company foreign currency transactions. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

         The Company enters into various short-term foreign exchange agreements during the year. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases. Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold. At June 30, 1999, deferred amounts were not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations. The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued. The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income. The Company receives dividends, technical service fees, royalties and other payments from its subsidiaries and licensees. From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables. Gains and losses are recognized or the credit or debit offsets the foreign currency payables. As of June 30, 1999, net deferred amounts on outstanding agreements were not material. The outstanding agreement amounts (notional value) at June 30, 1999, are $9.6 million U.S. dollars.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Management does not believe that SFAS No. 133, when adopted by the Company on January 1, 2001 will have a material impact on the consolidated financial condition or results of operations of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             ENESCO GROUP, INC.
                  THREE AND SIX MONTHS ENDED JUNE 30, 1999

         The information set forth below should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I - Item 1 of the Quarterly Report and the Company's Annual Report on Form 10-K for the year ended December 31, 1998 which contains the audited financial statements and notes thereto for the years ended December 31, 1998, 1997, and 1996 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

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

RESULTS OF OPERATIONS:

          Net sales in the second quarter of 1999 decreased 31%, compared to the second quarter last year and net sales for the first six months of 1999 decreased 23% compared to 1998. Most of the sales decrease was in the United States and was due primarily to the following:

          o Starting 1999 with unfilled orders down approximately $28 million compared to the same period last year.

          o A significant year-on-year reduction of stock keeping units due to profitability analysis.

          o Reduction of closeout revenue due to better inventory movement.

          o    Continued reductions in dealer inventory levels.

          o Continued improvement in dealer service and deliveries, allowing dealers to order less in advance and shipping product when the dealer requests versus when the product is available.

          o Significantly lower than anticipated reduction in reorders for in-stock products from late May through June due to softness in the retail giftware market and even more conservative dealer reorder patterns.

         Additionally, to further improve customer communications, relationships and service in the United States, during the second quarter this year the Company combined its two independent sales representative divisions into a single independent sales force representing all the Company's product lines.

         In the United States, the Company is continuing the process of analyzing the total economic return for all of its product lines, with the objective to improve the supply chain economics from factory to customer and to phase out those product lines that do not have adequate returns. As these lines are phased out, the absence of sales from these lines will reduce sales volumes. This process is being expanded to the international locations during 1999.

         Year-to-date 1999 International Sales decreased 3% and represented approximately 21% of total 1999 sales compared to 17% in 1998. The Precious Moments line represented approximately 40% of total 1999 and 1998 year-to-date sales. The Cherished Teddies line represented 22% of 1999 year-to-date sales compared to 21% in 1998.

         Total Company comparable unfilled orders as of the end of the second quarter were up approximately $8 million or 9% compared to the same period last year. Comparable 1999 year-to-date net new order intake (excluding close outs) was down approximately 6% compared to the same period in 1998. Orders entered are orders received and approved by the Company, subject to cancellation for various reasons, including credit considerations, inventory shortages and customer requests.

         Gross profit as a percentage of sales was 47% for the second quarter this year and last year, and gross profit year-to-date as a percentage of sales improved to 48% compared to 47% last year primarily due to improved sales mix reflecting the Company's efforts to eliminate low margin products and to manage and lower inventories. To further improve gross margins and reduce fixed costs and inventories, the Company in July 1999 sold its assembly and packaging subsidiary in Mexico for approximately book value. The Company will continue to purchase products from the new owners.

         Selling, distribution, general and administrative expenses, decreased 21% in the second quarter of 1999 versus 1998, but represented 36% of 1999 net sales compared to 31% in 1998. Selling, distribution, general and administrative expenses, decreased 16% in the first six months of 1999 versus 1998, but represented 39% of 1999 net sales compared to 35% in 1998. The 1999 expenses were a higher percentage of sales principally due to the impact of lower sales on fixed costs. The 1999 reductions in expenses were from lower variable expenses (approximately 10% of sales) due to the lower sales volumes and reductions from cost controls and work force reductions compared to 1998.

         Due to the factors described above, operating profit decreased 52% in the second quarter and 38% for the first six-months compared to 1998. All of the decrease in operating profit was the United States.
International operating profit increased.

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

         INTEREST EXPENSE, net of investment income, increased in the second quarter and first six months of 1999 compared to 1998 due to higher average borrowing levels resulting from borrowings to fund the stock buy back program.

         OTHER INCOME, net in 1999 benefited from a net gain on the sales of assets in the first quarter of 1999 of approximately $350 thousand and a reduction in the amount of goodwill amortization resulting from the lower amount of goodwill to be amortized after the 1998 $46 million write-off.

         THE PROVISION FOR INCOME TAXES of 40% in the second quarter and first six months of 1999 was lower than comparable periods of 1998, due primarily to the impact of lower goodwill amortization in 1999 which does not receive a tax benefit and the Company's expectation of 1999 income mix between the United States and international locations. The actual effective tax rates are dependent upon numerous factors and actual results may vary.

FINANCIAL CONDITION:

         The Company has historically satisfied its capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.

         The major sources of funds in the first six months of 1999 from operating activities were from net income, depreciation, amortization and lower levels of inventory. Accounts receivable increased 16% from year-end 1998 and decreased 25% from the second quarter 1998. The decrease from June 1998 reflects lower sales, but the higher amount of days sales outstanding is primarily due to the timing of sales during the second quarter this year compared to 1998 and slower payments. Current taxes payable increased, and accounts payable and accrued expenses decreased from year-end levels due to timing of payments and seasonal sales volumes.

         The Company has filed and continues to file tax returns with a number of taxing authorities worldwide. While the Company believes such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. The Company has established accruals for tax assessments. These accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Based upon the Company's current liquid asset position and credit facilities, the Company believes it has adequate resources to fund any such assessments. To the extent accruals differ from actual assessments or when the open tax years are closed, the accruals will be adjusted through the provision for income taxes.

         The major use of cash in investing activities in the first six months of 1999 was for capital expenditures. Proceeds from the sales of property, plant and equipment primarily represents the sale of the Company's former Westfield, MA corporate headquarters. Capital expenditure commitments for $6 million are forecasted for 1999. The level of changes of marketable securities from period to period principally represents investment alternatives versus certificates of deposit, time deposits, and inter-company loans.

         The major uses of cash in financing activities in the first six months of 1999 were for dividends to shareholders and purchases of common stock. During the first six months this year, the Company repurchased 2.054 million shares for $41.268 million. The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market or in private transactions, depending on market and business conditions, and may utilize funds for this purpose in the future. As of June 30, 1999, approximately 1.4 million shares remained available for purchase under the program. The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives. The aggregate exercise price of the total number of stock options outstanding was $94.8 million at June 30, 1999, and the Company could receive some or all of these funds in the future if the options are exercised.

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

         In 1998 the Company engaged independent consulting resources to audit and evaluate its approach and plans to achieve Year 2000 compliance. This audit was completed at a cost of approximately $300,000. The results were used to confirm and enhance, where necessary, the Year 2000 program plans. A follow-up independent audit to confirm current compliance is in progress.

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

         Regarding internal issues, the Company has remedied and tested all mission critical systems and 90% of all systems. This was accomplished through internal correction or the normal replacement of existing systems, computer software and hardware. All correction and replacement work, including testing and implementation, is expected to be completed by December 1999.

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

         The need for contingency plans will be addressed as part of the Company's Year 2000 program. While the Company currently anticipates that its own systems will be Year 2000 compliant, it cannot guarantee the full compliance of third parties, therefore, contingency plans, as appropriate, are being developed.

         The Company is currently assessing the alternative of purchasing for 1999 delivery, higher levels of inventory as a contingency to keep its dealers supplied with product in the case of delivery problems from its suppliers.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item either is set forth in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as updated by Note 7 to the Consolidated Condensed Financial Statements included in Item 1 herein, or is immaterial.



                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            --------------------------------

      (a)   Exhibits
            --------

            - Jeffrey A. Hutsell Employment Agreement
            - Financial Data Schedule

      (b)   Reports on Form 8-K
            -------------------

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

Date:  August 6, 1999

                              /s/ Jeffrey A. Hutsell
                              -----------------------------------------
                              Jeffrey A. Hutsell
                              President and Chief Executive Officer



Date:  August 6, 1999
                              /s/ Allan G. Keirstead
                              -----------------------------------------
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer




                               EXHIBIT INDEX

Reg. S-K
Item 601              Exhibit                           10-Q Page No.
---------             -------                           -------------
 10                   Jeffrey A. Hutsell Employment Agreement 24

 27                   Financial Data Schedule                 31
