Form 10-Q
period 1999-09-30
ENESCO GROUP INC
filed 1999-11-10
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

                                630-875-5300
-----------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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
      Yes [X]        No [ ]

                                              September 30,
                                        1999                1998
                                        ----                ----

Shares Outstanding:

Common Stock with
Associated Rights                   13,477,936           15,953,929

                                               Total number of pages
                                               contained herein 41

                                               Index to Exhibits is
                                               on page 25



                       PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                             ENESCO GROUP, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                (Unaudited)
                              (In Thousands)

                                                       September 30,              December 31,
                                                           1999                       1998
                                                       -------------              ------------
ASSETS

CURRENT ASSETS:
     Cash and Certificates of Deposit                      $ 11,118                   $ 17,905
     Accounts Receivable, Net                               127,272                     86,171
     Inventories                                             68,062                     81,740
     Prepaid Expenses                                         4,477                      4,672
     Current Tax Assets                                      12,981                     15,199
                                                       -------------              -------------
     Total Current Assets                                   223,910                    205,687
                                                       -------------              -------------
PROPERTY, PLANT & EQUIPMENT, at cost                         80,769                     84,988
     Less Accumulated Depreciation                           50,338                     51,375
                                                       -------------              -------------
                                                             30,431                     33,613
                                                       -------------              -------------
OTHER ASSETS:
     Goodwill and Other Intangibles, Net                     39,171                     40,816
     Other                                                   25,414                     27,287
     Deferred Tax Assets                                     12,333                     12,546
                                                       -------------              -------------
                                                             76,918                     80,649
                                                       -------------              -------------
     Total Assets                                         $ 331,259                  $ 319,949
                                                       =============              =============

The accompanying notes are an integral part of these condensed financial statements.



                             ENESCO GROUP, INC.

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                (Unaudited)
                               (In Thousands)

                                                       September 30,       December 31,
                                                           1999                1998
                                                       -------------      -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes and Loans Payable                             $ 63,395              $ 7,900

     Accounts Payable                                      21,046               25,373

     Federal, State and Foreign Taxes on Income            63,067               56,614

     Accrued Expenses
         Payroll and Commissions                            6,275                5,385
         Royalties                                          6,843                6,826
         Post-Retirement Benefits                           1,264                5,280
         Other                                             23,436               23,453
                                                     -------------         ------------
         Total Current Liabilities                        185,326              130,831
                                                     -------------         ------------
LONG-TERM LIABILITIES:
     Post-Retirement Benefits                              30,952               31,494

     Deferred Tax Liabilities                               6,564                7,043
                                                     -------------         ------------
         Total Long-Term Liabilities                       37,516               38,537
                                                     -------------         ------------
SHAREHOLDERS' EQUITY:
       Common Stock                                         3,154                3,154

       Capital in Excess of Par Value                      48,739               48,506

       Retained Earnings                                  319,770              315,335

       Accumulated Other Comprehensive Income              (2,340)              (2,258)
                                                     -------------         ------------
                                                          369,323              364,737
       Less - Shares Held in Treasury, at Cost           (260,906)            (214,156)
                                                     -------------         ------------
          Total Shareholders' Equity                      108,417              150,581
                                                     -------------         ------------
          Total Liabilities and Equity                  $ 331,259            $ 319,949
                                                     =============         ============

The accompanying notes are an integral part of these condensed financial statements.


                              ENESCO GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                  (In thousands, except per share amounts)

                                                               1999                  1998
                                                               ----                  ----
Net Sales                                                   $ 107,405             $ 110,170

Cost of Sales                                                  60,584                60,645
                                                         --------------        --------------
Gross Profit                                                   46,821                49,525

Selling, Distribution, General and
     Administrative Expenses                                   35,134                36,614
                                                         --------------        --------------
Operating Profit                                               11,687                12,911

      Interest Expense                                         (1,078)                 (988)

      Other Income (Expense), Net                                (383)                 (812)
                                                         --------------        --------------
Income Before Income Taxes                                     10,226                11,111

     Income Taxes                                               3,617                 4,827
                                                         --------------        --------------
Net Income                                                    $ 6,609               $ 6,284
                                                         ==============        ==============
Earnings Per Common Share:
   Basic                                                       $ 0.48                $ 0.39
                                                         ==============        ==============
   Diluted                                                     $ 0.48                $ 0.39
                                                         ==============        ==============

The accompanying notes are an integral part of these condensed financial statements.



                             ENESCO GROUP, INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                  (In thousands, except per share amounts)

                                                               1999                  1998
                                                               ----                  ----

Net Sales                                                   $ 296,263             $ 355,559

Cost of Sales                                                 158,582               190,304
                                                          --------------        --------------
Gross Profit                                                  137,681               165,255

Selling, Distribution, General and
     Administrative Expenses                                  107,793               122,851
                                                          --------------        --------------
Operating Profit                                               29,888                42,404

      Interest Expense                                         (2,386)               (2,590)

      Other Income (Expense), Net                                (678)               (1,914)
                                                          --------------        --------------
Income Before Income Taxes                                     26,824                37,900

     Income Taxes                                              10,257                16,346
                                                          --------------        --------------
Net Income                                                     16,567                21,554

Retained Earnings, Beginning of Period                        315,335               355,806

Cash Dividends, $.84 per share in 1999 and 1998               (12,132)              (13,590)
                                                         --------------        --------------
Retained Earnings, End of Period                            $ 319,770             $ 363,770
                                                         ==============        ==============
Earnings Per Common Share:
   Basic                                                       $ 1.14                $ 1.32
                                                         ==============        ==============
   Diluted                                                     $ 1.13                $ 1.32
                                                         ==============        ==============

The accompanying notes are an integral part of these condensed financial statements.



                             ENESCO GROUP, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)
                               (In Thousands)

                                                                     1999                  1998
                                                                     ----                  ----
OPERATING ACTIVITIES:

   Net  Income                                                   $ 16,567               $ 21,554
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities                       (18,342)               (35,973)
                                                             ------------------    ------------------
   Net Cash Provided (Used) by Operating Activities                (1,775)               (14,419)
                                                             ------------------    ------------------
INVESTING ACTIVITIES:

   Purchase of Property, Plant & Equipment                         (3,401)                (3,090)
   Proceeds from Sales of Property, Plant & Equipment               2,109                    510
   Deferred Tax Liabilities                                          (479)                   (33)
                                                             ------------------    ------------------
   Net Cash Provided (Used) by Investing Activities                (1,771)                (2,613)
                                                             ------------------    ------------------
FINANCING ACTIVITIES:

   Cash dividends                                                 (12,132)               (13,590)
   Exchanges and Purchases of Common Stock                        (47,086)               (37,441)
   Notes and Loans Payable                                         55,495                 43,543
   Exercise of Stock Options                                            -                  2,085
   Other Common Stock Issuance                                        568                    406
                                                             ------------------    ------------------
   Net Cash Provided (Used) by Financing Activities                (3,155)                (4,997)
                                                             ------------------    ------------------
   Effect of Exchange Rate Changes on Cash and Cash Equivalents       (86)                  (208)
                                                             ------------------    ------------------
   Increase (Decrease) in Cash and Cash Equivalents                (6,787)               (22,237)

   Cash and Cash Equivalents, Beginning of Year                    17,905                 35,724
                                                             ------------------    ------------------
   Cash and Cash Equivalents, End of Quarter                     $ 11,118               $ 13,487
                                                             ==================    ==================


The accompanying notes are an integral part of these condensed financial statements.


                             ENESCO GROUP, INC.


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


         The consolidated condensed financial statements and related notes included herein have been prepared by the Company, without audit except for the December 31, 1998 condensed balance sheet, which was derived from the Company's Annual Report on Form 10-K for the year ended December 31, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The September 30, 1998 consolidated statement of cash flows has been restated to reflect deferred taxes as separate classifications. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

1.       ACCOUNTING POLICIES:

         The Company's financial statements for the three and nine months ended September 30, 1999 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1998 consolidated financial statements included in the Company's 1998 Annual Report on Form 10-K. The Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable are stated net of reserves for uncollectible accounts, returns and allowances of $11.9 million at September 30, 1999 and $9.3 million at December 31, 1998.

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

         The Company paid cash for interest and taxes as follows (in thousands):

                          Nine Months Ended
                            September 30
                            -------------

                           1999         1998
                           ----         ----

Interest                  $ 1,731      $  3,233
Income taxes              $ 2,091      $ 22,093


2.       COMPREHENSIVE INCOME:

         The other comprehensive income consists only of cumulative translation adjustments. Comprehensive income (loss) for the three and nine months ended September 30, 1999 and 1998 was as follows (in thousands):


                                               Three Months Ended          Nine Months Ended
                                                  September 30                September 30
                                                  ------------                ------------

                                              1999        1998            1999          1998
                                              ----        ----            ----          ----
Net Income                                  $ 6,609      $ 6,284        $16,567        $21,554
Other Comprehensive Income
Cumulative translation adjustments
(no tax effects)                              1,120          146            (82)          (227)
                                            -------      -------        --------       --------
Comprehensive Income                        $ 7,729      $ 6,430        $16,485        $21,327
                                            =======      =======        ========       ========




3.       GEOGRAPHIC OPERATING SEGMENTS:


         The Company operates in one industry segment, predominately in two major geographic areas (United States and International). The following tables summarize the Company's operations by geographic area for the three and nine months ended September 30, 1999 and 1998 (in thousands):


                                             Three Months Ended             Nine Months Ended
Geographic Areas                                September 30                  September 30
----------------                                ------------                  ------------

                                              1999            1998             1999           1998
                                              ----            ----             ----           ----
Net Sales:
     United States                          $ 83,000         $ 86,815       $233,162       $293,356
     United States intercompany                 (475)            (789)        (2,217)        (3,804)
     International                            25,543           25,175         67,823         69,545
     International intercompany                 (663)          (1,031)        (2,505)        (3,538)
                                           ----------        ---------      ---------      ---------
     Total consolidated                    $ 107,405         $110,170       $296,263       $355,559
                                           ==========        =========      =========      =========

Operating Profit:
     United States                         $   9,088         $ 10,403       $ 24,528       $ 38,055
     International                             2,599            2,508          5,360          4,349
                                           ----------        ---------      ---------      --------

     Total consolidated                    $  11,687         $ 12,911       $ 29,888       $ 42,404
                                           ==========        =========      =========      ========



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


4.       INVENTORY CLASSES:

         The major classes of inventories at September 30, 1999 and December 31, 1998 were as follows (in thousands):


                                  September 30,     December 31,
                                      1999             1998
                                      ----             ----

Raw materials and supplies          $    711          $ 1,185
Work in progress                         237              396
Finished goods in-transit              8,027           12,202
Finished goods                        59,087           67,957
                                    --------          -------
                                    $ 68,062          $81,740
                                    ========          =======


5.       OTHER INCOME (EXPENSE), NET:

         Other income (expense), net for the three and nine months ended September 30, 1999 and 1998 consists of the following (in thousands):



                                       Three Months Ended        Nine Months Ended
                                          September 30             September 30
                                          ------------             ------------
                                         1999       1998           1999      1998
                                         ----       ----           ----      ----

Interest income                      $   176      $    11        $    440   $   632
Amortization of other assets            (514)        (774)         (1,541)   (2,420)
Other, net                               (45)         (49)            423      (126)
                                      -------     -------        --------   -------
                                      $ (383)     $  (812)       $   (678)  $(1,914)
                                      =======     =======        ========   =======



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

         The number of shares used in the earnings per share calculations for the three and nine months ended September 30, 1999 and 1998 were as follows:


                                            Three Months Ended         Nine Months Ended
                                              September 30,              September 30,
                                              -------------              -------------
                                             1999       1998           1999         1998
                                             ----       ----           ----         ----
Basis
   Average Common
   Shares Outstanding                      13,716      16,035        14,585        16,315

Diluted
   Stock Options                               81          67            54            67
                                           ------      ------        ------        ------

Average Shares Diluted                     13,797      16,102        14,639        16,382
                                           ======      ======        ======        ======



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

         The Company periodically uses interest rate swaps to hedge portions of interest payable on debt. In addition, the Company may periodically employ interest rate caps to reduce exposure, if any, to increases in variable interest rates. In October 1996, the Company entered into a three-year interest rate swap with a notional amount of $50 million to effectively convert variable interest on debt to a fixed rate of 6.12%. The interest rate swap agreement expired on October 28, 1999 and was not renewed.

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

         The Company enters into various short-term foreign exchange agreements during the year. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases. Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold. At September 30, 1999, deferred amounts were not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations. The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued. The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income. The Company receives dividends, royalties and other payments from its subsidiaries and licensees. From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables. Gains and losses are recognized or the credit or debit offsets the foreign currency payables. As of September 30, 1999, net deferred amounts on outstanding agreements were not material. The outstanding agreement amounts (notional value) at September 30, 1999 are $4.2 million.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Management does not believe that SFAS No. 133, when adopted by the Company on January 1, 2001, will have a material impact on the consolidated financial condition or results of operations of the Company.

8.       SALE OF SUBSIDIARIES

         During the third quarter of 1999, the Company sold its Via Vermont assembly and packaging subsidiary located in Mexico for an amount that approximated the net carrying value of the assets sold.

         Also, during the third quarter, the Company sold its Cosmhogar subsidiary located in Spain for a nominal value that did not result in a significant gain or loss. The Company's net investment in the Cosmhogar subsidiary, formerly part of its discontinued direct selling group sold in December 1997, was classified as an other non-current asset.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             ENESCO GROUP, INC.
               THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

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

RESULTS OF OPERATIONS:

          Net sales in the third quarter of 1999 decreased 3%, compared to the same quarter last year and net sales for the first nine months of 1999 decreased 17% compared to 1998. Most of the sales decrease was in the United States and was due primarily to the following:

o Starting 1999 with unfilled orders down approximately $28 million compared to the same period last year.
o A significant year-on-year reduction of stock keeping units due to profitability analysis.
o         Reduction of closeout revenue due to better inventory management.
o         Continued reductions in dealer inventory levels.
o Continued improvement in dealer service and deliveries, allowing dealers to order less in advance and shipping product when the dealer requests versus when the product is available.
o Significant reduction in reorders from late May through September due to softness in the Company's card, gift and collectible channels and even more conservative dealer reorder patterns.

         In order to further improve customer communications, relationships and service in the United States, during the second quarter this year the Company combined its two independent sales representative divisions into a single independent sales force representing all the Company's product lines.

         The Company continues to analyze the economic return for all of its product lines, to eliminate unnecessary costs and reduce working capital requirements.

         Year-to-date 1999 International sales decreased 1% from 1998 and represented approximately 22% of total 1999 sales compared to 19% in 1998. Local currency International sales were translated into United States dollars at lower exchange rates in 1999 versus 1998. If the year-to-date 1999 local currency sales were translated into United States dollars at the 1998 exchange rates, sales would have been approximately $1.5 million higher.

         The Precious Moments line represented approximately 38% of 1999 year-to-date sales compared to 39% in 1998. The Cherished Teddies line represented 21% of 1999 year-to-date sales compared 20% in 1998. As of September 30, 1999, compared to the same period last year, members of the Precious Moments Collector Clubs were down approximately 17% and the members of the Cherished Teddies Collector Clubs were down approximately 13%.

         Total Company unfilled orders as of the end of the third quarter were down approximately $7 million or 8% compared to the same period last year. Comparable 1999 year-to-date net new order intake (excluding close outs) was down approximately 9% compared to the same period in 1998. Orders entered are orders received and approved by the Company, subject to cancellation for various reasons, including credit considerations, inventory shortages and customer requests.

         The lower new order intake trend has continued into the fourth quarter and, if it does not improve, the Company will be reporting a sales and income decrease in the fourth quarter of 1999 compared to 1998.

         The Company's 1999 gross profit margin, expressed as a percentage of net sales, was 44% and 47% for the quarter and nine months respectively, compared to the 1998 margins of 45% and 47%. The differences in margins are due to product sales mix, as all product lines do not have the same gross profit margin.

         Selling, distribution, general and administrative expenses, which are largely fixed, decreased 4% in the third quarter of 1999 versus 1998 and represented 33% of net sales in both 1999 and 1998. Selling, distribution, general and administrative expenses decreased 12% in the first nine months of 1999 versus 1998, but represented 36% of 1999 net sales compared to 35% in 1998. The 1999 expenses were a higher percentage of sales principally due to the impact of lower sales on fixed costs. The 1999 reductions in expenses were from lower variable expenses (approximately 10% of year-to-date sales) due to the lower sales volumes and reductions from cost controls and work force reductions compared to 1998.

         Due to the factors described above, 1999's operating profit decreased 9% in the third quarter and 30% for the first nine months compared to 1998. All of the decrease in operating profit was from the United States. International operating profit increased for both the quarter and year-to-date periods when compared to 1998.

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

         INTEREST EXPENSE, net of investment income, decreased slightly in the third quarter and first nine months of 1999 when compared to 1998.

         OTHER INCOME/EXPENSE, net in 1999 benefited from a net gain on the sale of assets in the first quarter of 1999 of approximately $350 thousand and a reduction in the amount of goodwill amortization resulting from the lower amount of goodwill to be amortized after the 1998 $46 million write-off.

         THE PROVISION FOR INCOME TAXES of 35% in the third quarter and 38% in the first nine months of 1999 was lower than comparable periods of 1998, due primarily to the impact of lower goodwill amortization in 1999 which does not receive a tax benefit, expected mix between the United States and International earnings, and a United States tax benefit on the third quarter sale of the Company's Mexican assembly and packaging subsidiary. The effective tax rates are dependent upon numerous factors and actual results may vary.

FINANCIAL CONDITION:

         The Company has historically satisfied its capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.

         The major sources of funds in the first nine months of 1999 from operating activities were from net income, depreciation, amortization, lower levels of inventory and a net increase in current taxes payable, due primarily to timing of payments. Accounts receivable increased 48% from year-end 1998, but decreased 12% from the third quarter of 1998. The decrease from September 1998 reflects lower sales and lower amount of trade receivable days sales outstanding. Accounts payable and accrued expenses decreased from year-end levels due to timing of payments and seasonal sales volumes.

         The Company has filed and continues to file tax returns with a number of taxing authorities worldwide. While the Company believes such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. The Company has established accruals for tax assessments. These accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Based upon the Company's current liquid asset position and credit facilities, the Company believes it has adequate resources to fund any such assessments. To the extent accruals differ from actual assessments or when the open tax years are closed, the accruals will be adjusted through the provision for income taxes. The majority of the open tax years become closed at the end of December for the particular open year.

         The major use of cash in investing activities in the first nine months of 1999 was for capital expenditures. Capital expenditure commitments for $6 million are forecasted for 1999. Proceeds from the sales of property, plant and equipment primarily represents the sale of the Company's former Westfield, MA corporate headquarters.

         During the third quarter the Company sold the shares in its Mexican assembly and packaging subsidiary for its net book carrying value. The assets sold were primarily accounts receivable of $284,000, inventories of $1,004,000 and property, plant and equipment of $458,000, net of liabilities of $206,000.

         Also, during the third quarter the Company sold the shares in its Spanish manufacturing subsidiary (Cosmhogar), formerly part of its discontinued direct selling group, for a nominal value. The net investment in the subsidiary had been recorded in other non-current assets.

         The major uses of cash in financing activities in the first nine months of 1999 were for dividends to shareholders and purchases of the Company's common stock. During the first nine months this year, the Company repurchased 2.4 million shares for $47.1 million. The Company has an authorized program to purchase shares of stock for the Company treasury from time to time in the open market or in private transactions, depending on market and business conditions, and may utilize funds for this purpose in the future. As of September 30, 1999, approximately 1.0 million shares remained available for purchase under the program. The Company's earnings, cash flow, and available debt capacity have made and make stock repurchases, in the Company's view, one of its best investment alternatives. The aggregate exercise price of the total number of stock options outstanding was $94 million at September 30, 1999, and the Company could receive some or all of these funds in the future if the options are exercised.

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

YEAR 2000 COMPLIANCE PROGRAM

         A Company-wide program has been in effect to update all necessary information technology and non-technology systems to achieve Year 2000 compliance. This effort has been in progress since early 1997. The program includes impact assessment, correction, testing and implementation stages. There is continual review and monitoring of progress and achievement against plan.

         In 1998 the Company engaged independent consulting resources to audit and evaluate its approach and plans to achieve Year 2000 compliance. This audit was completed at a cost of approximately $300,000. The results were used to confirm and enhance, where necessary, the Year 2000 program plans. A follow-up independent audit has been completed. Results have validated the process followed to achieve compliance.

         Impact assessment is complete. Regarding internal issues, the Company has remedied and tested all mission critical systems and 95% of all systems. This was accomplished through internal correction or the normal replacement of existing systems, computer software and hardware. The Company is confident that all correction and replacement work, including testing and implementation, will be completed by December 1999.

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

         Regarding external issues, there is ongoing effort to confirm and monitor the Year 2000 programs of critical suppliers, customers and third parties on whom the Company relies. Based on the results of the impact assessment, if the Company's suppliers, customers and third parties do not address the Year 2000 issues in a timely manner, there could be a material financial risk to the Company.

         The Company's product vendors and customer bases are fragmented and generally are not dependent on computer control or systemization for their business operations. Management, therefore, believes that the greatest risks presented by potential Year 2000 failures of third parties are those which would affect the general economy or certain industries, such as may occur if there were insufficient electric power or other utilities needed for the Company's operation or manufacture of its products or insufficient reliable means of transporting the Company's products. While such failures could affect important operations of the Company, either directly or indirectly, in a significant manner, the Company cannot at present estimate either the likelihood or the potential cost of such failures.

         The need for contingency plans has been addressed as part of the Company's Year 2000 program. While the Company currently believes that its own systems will be Year 2000 compliant, it cannot guarantee the full compliance of third parties, therefore, contingency plans, as appropriate, have been developed. These include purchasing of additional inventory as a contingency to keep its dealers supplied with product in the case of delivery problems from its suppliers. Also, contingency plans of key suppliers and other third parties are being assessed with joint plans being developed where appropriate. The contingency plans have been subjected to an independent audit.

Notice: Various statements in this discussion of Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements of the Company's expectations, statements with regard to schedules and expected completion dates and statements regarding expected Year 2000 compliance. These forward-looking statements are subject to various risk factors which may materially affect the Company's efforts to achieve Year 2000 compliance. These risk factors include the inability of the Company to complete the plans and modification that it has identified, the failure of software vendors to deliver the upgrades and repairs to which they have committed, the wide variety of information technology systems and components, both hardware and software, that must be evaluated and the large number of vendors and customers with which the Company interacts. The Company's assessment of the effects of Year 2000 on the Company are based, in part, upon information received from third parties upon which the Company reasonably relied which must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing, and allowance of ample contingency time to address issues identified by tests.

This Year 2000 Readiness Disclosure (the "Disclosure") is made pursuant to the Year 2000 Information Readiness Disclosure Act, Public Law 105-271. This Disclosure is not a warranty, and it does not alter the terms of service for any customer. This Disclosure should not be used for purposes of making investment decisions.

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

       -    Peter R. Johnson Separation Agreement

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

                              ENESCO GROUP, INC.
                                (Registrant)



Date: November 10, 1999       /s/ Jeffrey A. Hutsell
                              -----------------------------------------
                              Jeffrey A. Hutsell
                              President and Chief Executive Officer



Date: November 10, 1999       /s/ Allan G. Keirstead
                              -----------------------------------------
                              Allan G. Keirstead
                              Chief Administrative and Financial
                              Officer



                               EXHIBIT INDEX

Reg. S-K
Item 601              Exhibit                               10-Q Page No.
---------             -------                               -------------
10                    Peter R. Johnson Separation Agreement      26

27                    Financial Data Schedule                    41
