Form 10-K405
period 1999-12-31
ENESCO GROUP INC
filed 2000-03-27
CIK 93542

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                            ------------------------

(MARK ONE)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .
                         COMMISSION FILE NUMBER 0-1349

                            ------------------------

                               ENESCO GROUP, INC.
             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                    04-1864170
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
     225 WINDSOR DRIVE, ITASCA, ILLINOIS                           60143
   (Address of principal executive offices)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (630) 875-5300

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                              Title of each class
                         Common Stock, par value $.125
                          per share, together with the
                    Associated Common Stock Purchase Rights
                                ("Common Stock")
                   Name of each exchange on which registered

                            New York Stock Exchange
                                Pacific Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $129,817,373 on January 31, 2000. The number of shares outstanding of the registrant's Common Stock as of March 17, 2000 was 13,510,897 shares.

        Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999 (the "1999 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement, dated March 17, 2000 (the "Proxy Statement"), for its Annual Meeting of Stockholders to be held on April 27, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    P A R T I

ITEM 1. BUSINESS.

General

     Enesco Group, Inc. (including its direct and indirect subsidiaries, "Enesco" or the "Company") is a leading designer, importer and international distributor of creatively designed giftware items, including proprietary and licensed lines of collectibles and decorative accents. Enesco sells its branded gifts, collectibles and decorative accents at wholesale to independent retailers, mass marketers, catalogers and other distributors. Its products include diverse lines of branded porcelain bisque, cold cast and resin figurines, cottages, musicals, music boxes, ornaments, plush animals, waterballs, tableware and general home accessories. Enesco's product is primarily produced by independent manufacturers in the Far East, with a factory's total capacity devoted exclusively to Enesco's product in many instances.

     Enesco was incorporated in Massachusetts in 1931 as Stanley Home Products and changed its name to Stanhome Inc. in 1982. As part of a major corporate and operational restructuring in 1997, the Company sold its Hamilton Direct Response Group and Stanhome Direct Selling Group businesses. In 1998, the Company's stockholders voted to change the Company's name from Stanhome Inc. to Enesco Group, Inc. The Company also relocated its principal executive offices from Westfield, Massachusetts to Itasca, Illinois, where its principal operating subsidiary, Enesco Corporation, was located.

     To complete its transformation into a singularly focused international designer and marketer of branded gifts, collectibles and decorative home accents, at the end of 1999 the Company merged certain of its direct and indirect subsidiaries, including Enesco Corporation, into the Company.

Product

     Enesco's giftware, collectible and decorative accent product lines consist of approximately 10,000 items. These product lines are based in part on Enesco's collection of proprietary designs and in part on licenses Enesco and its subsidiaries have obtained from independent creative designers. Among Enesco's best known licensed lines are:

- Precious Moments          - Cherished Teddies        - Pretty as a Picture
- Thomas Kinkade            - Warner Brothers          - Hasbro
- Mary Engelbreit           - Country Living           - Julie Ueland
- John Deere                - Walt Disney Company      - All that Jazz
- Steiff                    - Wizard of Oz             - Coca-Cola
- Priscilla's Mouse Tales   - Calico Kittens           - My Blushing Bunnies
- Mahogany Princess         - Beatrix Potter           - David Winter Cottages
- Snow Folks                - Down Petticoat Lane      - Isabelle de Borchgrave
- Raggedy Anne & Andy       -  Funnybone Originals     - Creatures of Delight

     Enesco's best known proprietary product lines include:

- Mary's Moo Moos           - Growing Up Girls         - Festivities
- Via Vermont               - Friends of the Feather   - Lilliput Lane

     For its collectible lines, including Precious Moments, Cherished Teddies, David Winter Cottages and Lilliput Lane, Enesco introduces new items and limited edition pieces each year. To allow for these new introductions and to keep each line balanced, traditionally Enesco has retired a number of its existing pieces from production each year. Retirement of an item usually increases the value of the item on the secondary market and supports the overall collectibility of the line. Management bases its decision to retire a piece on a number of factors, including consumer demand and marketing and manufacturing considerations.

     Enesco offers a wide range of other giftware and home accessory items to satisfy seasonal and non-seasonal consumer demand and to introduce new product designs that may develop into collectible product lines in the future. Mary's Moo Moos figurines, originally introduced in 1994, rapidly became a popular line and have achieved their own collectible status. Most of Enesco's products have suggested retail prices between $5 and $50.

Customers

     Enesco's core customers are approximately 30,000 independent gift retailers worldwide. In addition, sales were made to national chains, mail order houses, television home shopping and department stores, including Carlton Cards stores, Avon, Fingerhut, QVC, Walgreens, CVS Drug stores, Wal-Mart, K-Mart and Sam's Clubs. No single account represented more than 4% of Enesco's sales in 1999.

Sales and Marketing

     Enesco sells its product lines in the United States through a nationwide sales organization comprised of approximately 250 independent sales representatives and an in-house sales staff. Canada, France and the United Kingdom have employee sales organizations. The Company also has agreements with foreign affiliates or distributors in Australia, Brazil, Canada, Ecuador, France, Germany, Hong Kong, Indonesia, Japan, Lebanon, Mexico, The Netherlands, Paraguay, Peru, Philippines, Singapore, South Korea, Taiwan, Thailand, the United Kingdom and Vietnam. International sales comprised approximately 23% of the Company's sales in 1999, compared with approximately 19% in 1998 and 1997.

     Management believes that Enesco's general terms of sale are competitive in the giftware industry. Enesco provides volume and other discounts to its customers with respect to its product lines.

     Enesco supports the marketing efforts of its sales force with an active promotional program, including displays of its product lines in nine showrooms located throughout the United States, participation at trade and private shows held in major U.S. and foreign cities, trade and consumer advertising and annual catalogs. In addition, Enesco maintains an interactive consumer information Internet website at www.enesco.com and maintains toll-free telephone lines for customers and consumers.

     Enesco's collector's clubs are an important component of its marketing program for its collectible product lines. Consumers may subscribe for exclusive product offerings and newsletters from any of Enesco's clubs. During 1999, the number of active memberships for these clubs continued a downward trend.

Design and Production

     Enesco has a continuous program of new product development. New items are added to the product line only if they can be produced and marketed on a basis that meets Enesco's profitability criteria. Enesco routinely utilizes market research and test marketing to evaluate customer reaction to its new products. Enesco also obtains information from its retail customers, sales force and product development staff on trends and consumer reaction. Management believes that its ability to design, produce and market large numbers of new products annually provide a competitive advantage in the giftware industry, since sales of Enesco's product are in part dependent on Enesco's ability to identify and respond quickly to changing trends and to utilize its design and production systems to bring new product to market.

     The products included in the Lilliput Lane and Border Fine Arts lines are supplied in large part by manufacturing plants owned by Enesco's subsidiaries operating in England and Scotland, respectively. Substantially all of Enesco's other product lines are produced by independent manufacturers in the Far East, under the supervision of personnel from Enesco's affiliate in Hong Kong, Enesco International (H.K.) Limited, and in the Philippines, Indonesia, Thailand, Europe and Canada. During 1999, Enesco's purchases from its two largest contract manufacturers accounted for approximately 33% and 30%, respectively, of its total purchases with no other single manufacturer accounting for more than 10% of Enesco's net sales. While Enesco believes that there are other manufacturing sources available for its product lines, any loss or substantial reduction of sourcing capability from one or more of its predominant manufacturing facilities could have a significant short-term adverse effect on its importing and distribution operations.

     During 1999, approximately 70% of Enesco's total product purchases came from manufacturing sources located in the People's Republic of China (P.R.C.), which currently enjoys most-favored nation status. Legislation has been proposed from time to time that would revoke the P.R.C.'s most-favored nation status (which is a designation determined annually by the President of the United States, subject to possible override by Congress), which if enacted would significantly increase the cost of importing product from the P.R.C. This could have a short-term adverse effect on Enesco's operations until it established alternative manufacturing arrangements.

     Enesco requires all manufacturing sources, whether affiliates or contract manufacturers, to comply with quality and labor standards established and enforced by Enesco and its subsidiaries.

Distribution

     In order to serve Enesco's customers located in the United States, and to a certain extent international customers as well, product is shipped by ocean freight from abroad and then by rail or truck to Enesco's warehouse facilities and distribution facility, located in Elk Grove Village, Illinois. The main warehouse facility also serves as Enesco's distribution facility and main showroom. Shipments from Enesco to its customers are handled by United Parcel Service and other commercial carriers.

Seasonality and Backlog

     In addition to its everyday gift products, Enesco produces specially designed product for holiday seasons, including Christmas, Valentine's Day, Easter, Mother's Day, Father's Day, Halloween and Thanksgiving. The pattern of Enesco's sales is influenced by the shipment of seasonal merchandise. During 1998 and 1999 Enesco's sales peaked in the second and third quarters.

     In order to improve customer deliveries, improve customer service and reduce working capital in the United States, Enesco will be changing its seasonal shipping patterns in 2000. Starting in 2000, new product introductions will be grouped by occasion and shipped to arrive in retail stores based on a predetermined shipping schedule. Generally, product will be purchased later and shipped to customers later allowing Enesco to reduce inventory and reduce the extended terms offered on the sale of seasonal product. This change will not materially impact Enesco's annual results of operations. However, the change will result in sales being deferred from the second to the third quarter. If this new shipping pattern had been in effect in 1999, it would have shifted approximately $20 million of sales from the second quarter of 1999 to the third quarter of 1999. The seasonal pattern of quarterly operating profit will follow the sales pattern and will be affected by the impact of fixed costs on the quarterly sales changes.

     At the end of 1999, Enesco had a backlog of orders totaling approximately $50 million, as compared to $59 million at the end of 1998. It is standard practice in the giftware industry, however, that orders are subject to amendment or cancellation by customers prior to shipment. Due to the many external factors that can impact the status of unshipped orders at any particular time, the comparison of backlog orders in any given year with those at the same date in a prior year is not necessarily indicative of sales performance for that year or for prospective sales results in future years. Backlog orders can also be affected by various programs employed by Enesco to provide incentive for its customers to place orders and accept shipments at specified times in the year. In addition, extended credit and payment terms have been and will continue to be key marketing tools. During 1999, however, Enesco continued to tighten its credit controls, which had a negative impact on sales results.

Competition

     Competition in the giftware, collectibles and decorative accent industry in the United States, Canada, United Kingdom and Europe is highly fragmented among a number of companies and product categories. The principal factors affecting success in the marketplace are originality of product design, quality, price, marketing ability, customer service and sourcing. Enesco's main competitors in the United States are Hallmark, Department 56, Lladro, Cast Art, Midwest Imports, Boyd's Bears, Ty, Inc. and Russ Berrie, among others.

Trademarks and Other Intellectual Property

     Intellectual property rights with respect to Enesco's licensed product lines are materially important to Enesco's sales, especially the Precious Moments (R) and Cherished Teddies (R) lines, which accounted for approximately 37% and 22%, respectively, of Enesco's consolidated revenue from continuing operations during 1999, compared to 38% and 20%, respectively, for 1998 and 36% and 20% for 1997. The internal development and licensing of new product is expected to lessen Enesco's dependency on existing trademarks and copyrighted designs.

     The Company enters into various license agreements relating to trademarks, copyrights, designs and products which enable the Company to market items compatible with its product lines. The Company's licenses are generally exclusive for specific products in specified territories. Royalties are paid on licensed items and, in many cases, advance royalties and minimum guarantees are required by these license agreements.

     Protection of all of Enesco's intellectual property, whether owned or licensed, is important to Enesco's business. Enesco has maintained an aggressive and visible program to identify and challenge companies and individuals worldwide who infringe its registered trademarks and copyrighted designs.

Employees and Related Matters

     As of December 31, 1999, Enesco employed approximately 700 persons on a full-time basis in the United States. Enesco's U.S.-based warehouse personnel employed as of that date are represented by Local Union No. 781 of the Teamsters under a contract that expires on June 30, 2001. Enesco believes that its labor relations are good. As of the same date, Enesco's foreign subsidiaries employed approximately 850 persons on a full-time basis

     As of December 31, 1999, there were also approximately 250 independent contractor sales representatives engaged in selling Enesco's product lines in the United States. There has been a long-standing issue in the United States as to the appropriate classification of sales representatives as employees or independent contractors, with resulting tax and other legal consequences to the worker and company involved. The U.S. Internal Revenue Service and Congress have periodically expressed interest in this area in general, and some states have challenged from time to time the classification of positions within the Enesco sales organization. While Enesco has received determinations from the U.S. Equal Employment Opportunity Commission and the Internal Revenue Service confirming the independent contractor status of former Enesco sales representatives, several local government agencies are continuing to review this issue. Management expects increased attention on the status of independent sales representatives from both federal and state governments in the future.

Financial and Other Information

     Information required by this item is set forth in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning at Page 16 of the Annual Report, and "Notes to Consolidated Financial Statements" beginning at Page 27 of the Annual Report, and is incorporated herein by reference.

ITEM 2. PROPERTIES.

     The principal physical properties of Enesco in the United States, all of which are owned unless otherwise noted, consist of the following: Principal executive offices - 225 Windsor Drive, Itasca, Illinois; showroom, distribution and warehouse facilities for Enesco's giftware business in Elk Grove Village, Illinois. Enesco also leases showrooms in eight other major market locations in the U.S. for the display of its products and a warehouse in Wood Dale Village, Illinois. The former Corporate Headquarters property located in Westfield, Massachusetts was sold in March, 1999 as part of Enesco's worldwide restructuring.

     Most of the principal physical properties relating to the foreign subsidiaries of the Enesco Giftware Group are owned. These include Enesco European Giftware Group Limited, which owns manufacturing plants and warehouse facilities in Penrith, Workington, and Carlisle, Cumbria, England, and Langholm, Dumfriesshire, Scotland. These manufacturing facilities are generally operating at or near capacity.

     In July, 1999, Enesco sold its wholly owned Mexican subsidiary, Via Vermont, S.A. de C.V. to the General Manager of that company. Via Vermont was formed to produce glass giftware in Mexico for Enesco. As part of the sale, Enesco entered into a supply agreement with Via Vermont (which changed its name to Arvenco S.A. de C.V.), to assure the continued source of glass giftware products for the next five years.

     In August, 1999, Enesco sold its wholly owned Spanish manufacturing subsidiary, Cosmhogar, S.A. to Iberian Cosmetics Group, S.A. Cosmhogar had been a principal source of supply for the European marketing companies of Enesco's Direct Selling Group, which was sold in 1997. This transaction completed the divestiture of the Direct Selling Group begun in 1997.

ITEM 3. LEGAL PROCEEDINGS.

     In the ordinary course of Enesco's business, there have arisen various legal proceedings pending against Enesco and its subsidiaries. While Enesco cannot predict the eventual outcome of these proceedings, it believes that none of these proceedings will have a material adverse impact upon the consolidated financial statements of Enesco.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------
                                                                Date First
Name                   Age     Positions                          Elected
----                   ---     ---------                          -------

Jeffrey A. Hutsell      46     Director                           9/04/97
                               President                          4/23/98
                               Chief Executive Officer            9/02/98
                               Member of the Executive
                               Committee                          4/23/98

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

Eugene Freedman        75      Director                           9/04/97
                               Founding Chairman                  9/02/98
                               Member of the Executive
                               Committee                          9/04/97

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

Allan G. Keirstead     55      Director                           4/25/85
                               Executive Vice President
                               and Chief Administrative
                               Officer                            4/28/88
                               Chief Financial Officer            4/28/83
                               Chief Executive Officer of Enesco
                               International Businesses           9/02/98
                               Controller                        12/02/81
                               Member of the Executive
                               Committee                          4/25/85

     Mr. Keirstead previously served as Vice Chairman of the Company from October, 1997 to September, 1998. Prior to Mr. Keirstead's election as Executive Vice President and Chief Administrative Officer, he served as Financial Vice President from January, 1983 to April, 1988. He served as Assistant Controller from April, 1977 to December, 1981.

Thomson J. Hudson      53      Senior Vice President,
                               U.S. Operations                    9/30/98

     Prior to Mr. Hudson joining the Company in September, 1998, he was the President of Decision Management, Inc., a Connecticut-based provider of management consulting services specializing in company turnarounds and entrepreneurial ventures, from 1990 to 1998.

Robert J. Hipple       55      Clerk                             10/15/99
                               Senior Vice President,
                               General Counsel and
                               Secretary

     Prior to Mr. Hipple's joining the Company in October 1999, he served as Executive Vice President, General Counsel and Chief Financial Officer of 3D Image Technology, Inc. in Atlanta from 1996 to 1999. Prior to that, he practiced corporate law as principal of an Atlanta law firm and previously was a professor of law at Emory University Law School.

Jeffrey W. Lemajeur    38      Treasurer                          3/03/99

     Prior to Mr. Lemajeur's joining the Company in January, 1999, he was the Vice President of Finance, Chief Financial Officer and Treasurer of Binks Sames Corporation, a manufacturer of spray equipment located in Franklin Park, Illinois, from 1991 to 1998.

Josette V. Goldberg    42      Vice President, Human Resources    6/02/99
                               Senior Vice President,
                               Human Resources and Communications 1/19/00

     Prior to Ms. Goldberg's joining the Company in February 1998, she was the Vice President of Human Resources for Household Finance Corporation, a consumer finance division of Household International. Previously, she spent 11 years with Balcor Company, a real estate and property management division of American Express where she held the position of Senior Vice President of Human Resources and Administration.

NOTE: All officers are elected for the ensuing year and until their successors are duly elected and qualified.


                                   P A R T II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information required by this item is set forth in the Section entitled "Stock Market, Dividend and Shareholder Information" appearing on page 46 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     Information required by this item is set forth in the Section entitled "Financial Highlights Last Ten Years" appearing on pages 48 and 49 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     Information required by this item is set forth in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 16 through 21 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Information required by this item is set forth in Note 10 of the Financial Statements appearing on page 43 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information required by this item is set forth in the Financial Statements, together with the accompanying Notes and Report of Independent Public Accountants, appearing on pages 22 through 45 of the 1999 Annual Report and is incorporated herein by reference. Also incorporated herein by reference are the Quarterly Results (Unaudited) during 1999 and 1998 set forth on page 47 of the 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                   P A R T III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required by this item regarding the directors of the Company is set forth under the captions "Proposal 1: Election of Directors" and "Information as to Board of Directors and Nominees" in the Company's Proxy Statement and is incorporated herein by reference. Information required by this item regarding the executive officers of the Company is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by this item regarding reporting compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this item is set forth under the captions "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Performance Graphs" and "Compensation of Non- Employee Directors" in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

     Information required by this item is set forth under the caption "Our Largest Stockholders" in the Company's Proxy Statement and is incorporated herein by reference.

Security Ownership of Management

     Information required by this item is set forth under the caption "Shares Held by Our Directors and Executive Officers" in the Company's Proxy Statement and is incorporated by reference.

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

     (a)(3) Exhibits. The exhibits required by this item are listed in the
Exhibit Index on pages 14 - 16 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10(a) to 10(bb) in the Exhibit Index.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 1999.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2000.

                               ENESCO GROUP, INC.
                                (Registrant)



                               By: /s/ Jeffrey A. Hutsell
                                   -----------------------------
                                   Jeffrey A. Hutsell
                                   President and Chief
                                   Executive Officer

                               By: /s/ Allan G. Keirstead
                                   ----------------------
                                   Allan G. Keirstead
                                   Executive Vice President,
                                   Chief Administrative and
                                   Financial Officer and Chief
                                   Executive Officer of Enesco
                                   International Businesses

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                          Title
---------                          ------

/s/ H. L. Tower             *
----------------------------
H. L. Tower                        Director

/s/ Homer G. Perkins        *
----------------------------
Homer G. Perkins                   Director


/s/ Allan G. Keirstead
----------------------------
Allan G. Keirstead                 Executive Vice President,
                                   Chief Administrative and
                                   Financial Officer, Chief
                                   Executive Officer of Enesco
                                   International Businesses
                                   and Director


/s/ John F. Cauley          *
----------------------------
John F. Cauley                     Chairman of the Board and
                                   Director


/s/ Anne-Lee Verville       *
----------------------------
Anne-Lee Verville                  Director


/s/ Judith R. Haberkorn     *
----------------------------
Judith R. Haberkorn                Director


/s/ Donna Brooks Lucas      *
----------------------------
Donna Brooks Lucas                 Director


/s/ Charles W. Elliott      *
----------------------------
Charles W. Elliott                 Director


/s/ Eugene Freedman         *
----------------------------
Eugene Freedman                    Founding Chairman and
                                   Director

/s/ Jeffrey A. Hutsell
Jeffrey A. Hutsell                 President, Chief Executive
                                   Officer and Director


*By: /s/ Jeffrey A. Hutsell
     ----------------------
     Jeffrey A. Hutsell
     Attorney-In-Fact

                               ENESCO GROUP, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated by reference to "Report of Independent Public Accountants" on page 45 of the Enesco Group, Inc. 1999 Annual Report to Stockholders.

FINANCIAL STATEMENTS - All of which are incorporated by reference to the Enesco Group, Inc. 1999 Annual Report to Stockholders.

     Consolidated Balance Sheets as of December 31, 1999 and 1998

     Consolidated Statements of Income For the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Retained Earnings For the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Comprehensive Income For the Years Ended December 31, 1999, 1998 and 1997

     Consolidated Statements of Cash Flows For the Years Ended December 31, 1999, 1998 and 1997

     Notes to Consolidated Financial Statements as of December 31, 1999, 1998 and 1997

     Quarterly Results (Unaudited)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

Schedule
 Number               Description
--------              -----------

II Valuation and Qualifying Accounts and Reserves For Each of the Three Years Ended December 31, 1999(a)

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

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE



To Enesco Group, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Enesco Group, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 22, 2000. Our audit was made for the purpose of forming an opinion of the consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP


Chicago, Illinois
February 22, 2000

                               ENESCO GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1999


            Column A                                   Column B                  Column C             Column D        Column E
                                                                                Additions

                                                       Balance at       Charged to      Charged to                    Balance at
                                                        Beginning        Costs and        Other                         End of
            Description                                 of Period        Expenses       Accounts      Deductions        Period
            -----------                               ----------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 1997
Reserves which are deducted in the balance
sheet from assets to which they apply-

Reserves for uncollectible accounts                    $ 6,299,971     $ 3,073,309      $      -     $ 1,102,584       $ 8,270,696

Reserves for returns and allowances  (b)               $ 3,590,828     $16,052,721      $      -     $16,767,898       $ 2,875,651

Accumulated amortization of other assets               $26,019,184     $ 3,479,053      $      -     $ 2,653,172       $26,845,065

Reserve for downsizing corporate headquarters                  $ -     $18,000,000      $      -     $ 5,187,000       $ 2,813,000

Reserve for discontinued operations                            $ -     $16,800,000      $      -     $ 7,735,000       $ 9,065,000


FOR THE YEAR ENDED DECEMBER 31, 1998 (A)
Reserves which are deducted in the balance sheet from assets to which they apply-

Reserves for uncollectible accounts                    $ 8,270,696     $ 3,017,927      $      -     $ 4,077,335       $ 7,211,288

Reserves for returns and allowances  (b)               $ 2,875,651     $12,217,896      $      -     $13,004,365       $ 2,089,182

Accumulated amortization of other assets               $26,845,065     $ 3,194,815      $      -       $ 407,843       $29,632,037

Reserve for downsizing corporate headquarters          $12,813,000     $         -      $      -     $ 2,261,000       $10,552,000

Reserve for discontinued operations                    $ 9,065,000     $         -      $      -     $ 6,233,000       $ 2,832,000


FOR THE YEAR ENDED DECEMBER 31, 1999
Reserves which are deducted in the balance sheet from assets to which they apply-

Reserves for uncollectible accounts                    $ 7,211,288     $ 3,318,106      $      -     $ 3,268,744       $ 7,260,650

Reserves for returns and allowances                    $ 2,089,182     $13,038,165      $      -     $11,972,237       $ 3,155,110

Accumulated amortization of other assets               $29,632,037     $ 2,224,491      $      -     $    15,025       $31,841,503

Reserve for downsizing corporate headquarters          $10,552,000     $         -      $      -     $ 4,087,020       $ 6,464,980

Reserve for discontinued operations                    $ 2,832,000     $         -      $      -     $   512,664       $ 2,319,336

(a) In 1998, the goodwill asset was written down by $46 million to fair value-this direct writedown of the asset is not reflected in this schedule.
(b) 1997 and 1998 amounts restated to reflect all categories of sales returns, allowances and credits

                                  EXHIBIT INDEX

Reg. S-K
--------
Item 601            EXHIBIT
--------            -------

  2 (a)* Agreement of Purchase and Sale dated April 22, 1997 by and among The Crestley Collection, Ltd., The Bradford Exchange, Ltd. (with respect to Section 12(p) therein only) and Stanhome Inc. (Exhibit 2.1 to Form 8-K filed on June 5, 1997 in Commission File No. 0-1349.)

  2 (b)* Stock and Asset Purchase Agreement dated as of November 24, 1997 by and between Stanhome Inc. and Laboratoires De Biologie Vegetale Yves Rocher. (Exhibit 2.1 to Form 8-K filed on December 31, 1997 in Commission File No. 0-1349.)

  3 (a)* Restated Articles of Organization as amended. (Exhibit 3(a) to Form 10-Q filed for the period ended March 31, 1998 in Commission File No. 0-1349.)

  3 (b)* By-Laws as amended. (Exhibit 3 (b) to Form 10-Q filed for the period ended March 31, 1998 in Commission File No. 0-1349.)

  4 (a)* Renewed Rights Agreement dated as of July 22, 1998 between Enesco Group, Inc. and ChaseMellon Shareholder Services, L.L.C. (Exhibit 4 to Form 8-K filed on July 23, 1998 in Commission File No. 0-1349.)

 10 (a)* 1984 Stock Option Plan, as amended and restated through December 4, 1996. (Exhibit 10 (a) to Form 10-K filed for the period ended December 31, 1996 in Commission File No. 0-1349.)

 10 (b)* 1991 Stock Option Plan, as amended and restated through December 4, 1996. (Exhibit 10 (b) to Form 10-K filed for the period ended December 31, 1996 in Commission File No. 0-1349.)

 10 (c)*            Special Interim Chief Executive Officer Stock Option Plan.
                    (Exhibit 10(c) to Form 10-K filed for the period ended December 31, 1993 in Commission File No. 0-1349.)

 10 (d)* 1996 Stock Option Plan, as amended and restated through January 20, 1999. (Exhibit 10(d) to Form 10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

 10 (e)* 1997 President and Chief Executive Officer Stock Option Plan. (Exhibit 10(e) to Form 10-K filed for the period ended December 31, 1997 in Commission File No. 0-1349.)

 10 (f)* 1998 Chairman Stock Option Plan. (Exhibit 10(f) to Form 10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

 10 (g)* Non-Employee Director Stock Plan. (Exhibit 10 to Form 10-Q filed for the period ended March 31, 1995 in Commission File No. 0-1349.)

 10 (h)*            Enesco Group, Inc. 1999 Non-Employee Director Stock Plan.
                    (Exhibit 10(h) to form 10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

 10 (i)* Outline of Deferred Compensation Plan for Non-Employee Directors, as amended. (Exhibit 10(e) to Form 10-K filed for the period ended December 31, 1988 in Commission File No. 0-1349.)

 10 (j)* Management Incentive Plan, as amended and restated effective January 1, 1999. (Exhibit 10(j) to Form 10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

 10 (k)* Supplemental Retirement Contract with Homer G. Perkins, as amended and restated through February 9, 1988. (Exhibit 10
                    (i) to Form 10-K filed for the period ended December 31, 1997 in Commission File No. 0-1349.)

 10 (l)* Supplemental Retirement Contract with H. L. Tower, as amended and restated through June 5, 1997. (Exhibit 10 (j) to Form 10-K filed for the period ended December 31, 1997 in Commission File No. 0-1349.)

 10 (m)*            Amendment of Retirement Agreement with Allan G. Keirstead.
                    (Exhibit 10 (k) to Form 10-K filed for the period ended December 31, 1997 in Commission File No. 0-1349.)

 10 (n)*            Supplemental Retirement Contract, as amended, with Allan G.
                    Keirstead. (Exhibit 10 (1) to Form 10-K filed for the period ended December 31, 1994 in Commission File No. 0-1349.)

 10 (o)* Amendment of Allan G. Keirstead Supplemental Retirement Contract. (Exhibit 10 (c) to Form 10-Q filed for the period ended June 30, 1997 in Commission File No. 0-1349.)

 10 (p)*            Description of Relocation Benefits for Allan G. Keirstead.
                    (Exhibit 10 (n) to Form 10-K filed for the period ended December 31, 1997 in Commission File No. 0-1349.)

 10 (q)*            Description of Relocation Benefits for Peter R. Johnson.
                    (Exhibit 10(q) to Form 10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

 10 (r)* Severance Agreement with Allan G. Keirstead. (Exhibit 19(d) to Form 10-K filed for the period ended December 31, 1992 in Commission File No. 0-1349.)

 10 (s)* Form of Retention Benefits Plan as described in the Estimated Termination Benefits Summary Letters dated June 16, 1997 and August 13, 1997 for Stanhome Inc. Corporate Headquarters Exempt Employees. Such letters exist with Allan
                    G. Keirstead, and Peter R. Johnson. (Exhibit 10 (i) to Form 10-Q filed for the period ended June 30, 1997 in Commission File No. 0-1349.)

 10 (t)* Jeffrey A. Hutsell Employment Agreement. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1999 in Commission File No. 0-1349.)

 10 (u)* Peter R. Johnson Severance Agreement. (Exhibit 10 to Form 10-Q filed for the period ended September 30, 1999 in Commission File No. 0-1349.)

 10 (v)* Form of Change in Control Agreement. (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1992 in Commission File No. 0-1349.) A substantially identical agreement exists with Allan G. Keirstead and Jeffrey A. Hutsell.

 10 (w)* Form of Change in Control Agreement with certain executive officers and non-executive officers (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1991 in Commission File No. 0-1349.) Substantially identical agreements exist with Thomson J. Hudson, Robert J. Hipple, Josette V. Goldberg and Jeffrey W. Lemajeur.

 10 (x)* Second Amendment to Stanhome Inc. Supplemental Pension Plan, as amended and restated through December 16, 1996. (Exhibit 10 (s) to Form 10-K filed for the period ended December 31, 1996 and Exhibit 10 (j) to Form 10-Q filed for the period ended June 30, 1997 in Commission File No. 0-1349.)

 10 (y)*            Third Amendment to Stanhome Inc. Supplemental Pension Plan.
                    (Exhibit 10 (cc) to Form 10-K filed for the period ended December 31, 1997 in Commission File No. 0-1349.)

 10 (z)*            Fourth Amendment to Stanhome Inc. Supplemental Pension Plan.
                    Exhibit 10 (a) to Form 10-Q filed for the period ended March 31, 1998 in Commission File No. 0-1349.)

 10 (aa)* Enesco Group, Inc. Supplemental Retirement Plan, as amended and restated, effective January 1, 1999. (Exhibit 10(y) to Form 10-K filed for the period December 31, 1998 in Commission File No. 0-1349.)

 10 (bb)* Thomas E. Evangelista Release Agreement. (Exhibit 10(cc) to Form 10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

 10 (cc)* License Agreement between Precious Moments, Inc. and Enesco Corporation. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1993 in Commission File No. 0-1349.)

 10 (dd)* First Amendment to License Agreement between Precious Moments, Inc. and Enesco Corporation. (Exhibit 10(hh) to Form 10-K filed for the period ended December 31, 1997 in Commission File No. 0-1349.)

 10 (ee)* Second Amendment to License Agreement between Precious Moments, Inc. and Enesco Corporation. (Exhibit 10(bb) to Form 10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

 13                 Portions of the 1999 Annual Report to the Stockholders of
                    Enesco Group, Inc.

 21                 Subsidiaries of Enesco Group, Inc.

 23                 Consent of Arthur Andersen LLP

 24                 Power of Attorney

 27                 Financial Data Schedule


          *Incorporated By Reference