Form 10-Q
period 2000-03-31
ENESCO GROUP INC
filed 2000-05-15
CIK 93542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____ .

                          Commission File Number 0-1349

                               Enesco Group, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Massachusetts                              04-1864170
     --------------------------------                ---------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

    225 Windsor Drive, Itasca, Illinois                       60143
     --------------------------------                ---------------------
(Address of principal executive offices)                    (Zip Code)

                                  630-875-5300
                 ---------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
                  ---------------------------------------------

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

    Yes [X]     No [ ]
                                               March 31,
                                         2000             1999
                                         ----             ----
Shares Outstanding:

Common Stock with                        13,531,755       15,445,011
 Associated Rights
                                             Total number of pages
                                             contained herein
                                                              ---

                                             Index to Exhibits is
                                             on page
                                                     ---




         The accompanying notes are an integral part of these condensed financial statements.

                                        PART 1. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)
                                 (In Thousands)

                                          March 31,  December 31,
                                             2000       1999
                                             ----       ----
ASSETS

Current Assets:

Cash and certificates of deposit          $  5,384     $ 10,819

Accounts receivable, net                    72,300       81,553

Inventories                                 62,318       62,317

Prepaid expenses                             3,437        3,763

Taxes on income                              9,894       12,680
                                          --------     --------

    Total current assets                   153,333      171,132
                                          --------     --------

Property, Plant and Equipment, at cost:     82,887       82,244

Less accumulated depreciation               52,484       51,251
                                          --------     --------

    Property, plant and equipment, net      30,403       30,993
                                          --------     --------

Other Assets:

Goodwill and other intangibles, net         37,778       38,410
Other                                       25,461       25,438
Deferred income taxes                       11,151       11,394
                                          --------     --------

    Total other assets                      74,390       75,242
                                          --------     --------

Total Assets                              $258,126     $277,367
                                          --------     --------





         The accompanying notes are an integral part of these condensed financial statements.


                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (Unaudited)
                                 (In Thousands)

                                          March 31,   December 31,
                                            2000         1999
                                            ----         ----
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Notes and loans payable                   $  27,285    $  28,178

Accounts payable                             17,871       21,296

Taxes on income                              40,602       43,196

Accrued expenses
    Payroll and commissions                   2,721        5,337
    Royalties                                 5,662        6,565
    Postretirement benefits                   3,381        4,740
    Other                                    16,418       19,386
                                          ---------    ---------

    Total current liabilities               113,940      128,698
                                          ---------    ---------

Long-Term Liabilities:

Postretirement benefits                      28,035       28,273
Deferred income taxes                         5,331        5,964
                                          ---------    ---------

    Total long-term liabilities              33,366       34,237
                                          ---------    ---------

Shareholders' Equity:

Common stock                                  3,154        3,154

Capital in excess of par value               48,631       48,754

Retained earnings                           322,687      326,305

Accumulated other comprehensive income       (3,346)      (2,843)
                                          ---------    ---------
                                            371,126      375,370
Less - shares held in treasury, at cost    (260,306)    (260,938)
                                          ---------    ---------

    Total shareholder's equity              110,820      114,432
                                          ---------    ---------

Total Liabilities and Equity              $ 258,126    $ 277,367
                                          ---------    ---------






              The accompanying notes are an integral part of these
                        condensed financial statements.

                               ENESCO GROUP, INC.
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                           2000         1999
                                                           ----         ----

Net sales                                               $  71,884    $  93,925
Cost of sales                                              37,854       47,793
                                                        ---------    ---------

Gross profit                                               34,030       46,132
Selling, distribution, general and
  administrative expenses                                  32,642       38,570
                                                        ---------    ---------

Operating profit                                            1,388        7,562

Interest expense                                             (657)        (413)
Other income (expense), net                                  (457)          81
                                                        ---------    ---------

Income before income taxes                                    274        7,230

Income taxes                                                  110        2,892
                                                        ---------    ---------

Net income                                                    164        4,338

Retained earnings, beginning of period                    326,305      315,335
Cash dividends, $.28 per share in 2000 and 1999            (3,782)      (4,441)
                                                        ---------    ---------

Retained earnings, end of period                        $ 322,687    $ 315,232
                                                        ---------    ---------

Earnings Per Common Share:
    Basic                                               $    0.01    $    0.28
                                                        ---------    ---------

    Diluted                                             $    0.01    $    0.28
                                                        ---------    ---------





              The accompanying notes are an integral part of these
                        condensed financial statements.

                               ENESCO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                                 (In thousands)


                                                               2000      1999
                                                               ----      ----
Operating Activities:

Net income                                                  $    164   $  4,338
Adjustments to reconcile net income to net
    cash provided by operating activities                       (176)    12,727
                                                            --------   --------

    Net cash provided (used) by operating activities             (12)    17,065
                                                            --------   --------

Investing Activities:

Purchase of property, plant & equipment                       (1,200)      (919)
Proceeds from sales of property, plant & equipment                74      2,012
                                                            --------   --------

    Net cash provided (used) by investing activities          (1,126)     1,093
                                                            --------   --------

Financing Activities:

Cash dividends                                                (3,782)    (4,441)
Exchanges and purchases of common stock                         --       (7,547)
Notes and loans payable                                         (893)       187
Other common stock issuance                                      509        188
                                                            --------   --------

    Net cash used by financing activities                     (4,166)   (11,613)
                                                            --------   --------

Effect of exchange rate changes on cash and
  cash equivalents                                              (131)      (216)
                                                            --------   --------

Increase (decrease) in cash and cash equivalents              (5,435)     6,329

Cash and cash equivalents, beginning of year                  10,819     17,905
                                                            --------   --------

Cash and cash equivalents, end of quarter                   $  5,384   $ 24,234
                                                            --------   --------

                               ENESCO GROUP, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


         The consolidated condensed financial statements and related notes included herein have been prepared by the Company, without audit except for the December 31, 1999 condensed balance sheet, which was derived from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. Certain reclassifications have been made in 1999 financial statements to conform to the 2000 presentation. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

1.       ACCOUNTING POLICIES:

         The Company's financial statements for the three months ended March 31, 2000 have been prepared in accordance with the accounting policies described in
Note 1 to the December 31, 1999 consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K. The Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable are stated net of reserves for uncollectible accounts, returns and allowances of $9.7 million at March 31, 2000 and $10.4 million at December 31, 1999.

         The Company recognizes revenue as merchandise is turned over to the shipper and a provision for anticipated merchandise returns and allowances is recorded based upon historical experience. Amounts billed to customers for shipping and handling orders and collector club subscriptions are netted against the associated costs. License and royalty fees received by the Company are recognized as revenue.
         The Company paid cash for interest and taxes as follows (in thousands):




                      Three Months Ended
                           March 31
                           --------

                         2000   1999
                         ----   ----

Interest                 $570   $363
Income taxes             $588   $574




2.       COMPREHENSIVE INCOME:


         The other comprehensive income consists only of cumulative translation adjustments. Comprehensive income (loss) for the three months ended March 31, 2000 and 1999 was as follows (in thousands):



                                                           Three Months Ended
                                                                March 31
                                                                --------

                                                            2000       1999
                                                            ----       ----
Net income                                                $   164    $ 4,338
Other comprehensive income:
    Cumulative translation adjustments (no tax effects)      (503)      (854)
                                                          -------    -------

Comprehensive income                                      $  (339)   $ 3,484
                                                          =======    =======

3.       GEOGRAPHIC OPERATING SEGMENTS:

         The Company operates in one industry segment, predominately in two major geographic areas (United States and International). The following tables summarize the Company's operations by geographic area for the three months ended March 31, 2000 and 1999 (in thousands):



                                       Three Months Ended
                                            March 31
                                            --------
                                        2000        1999
                                        ----        ----
Net Sales:
United States                         $ 55,051    $ 75,047
United States intercompany                (585)       (849)
International                           17,875      20,649
International intercompany                (457)       (922)
                                      --------    --------
Total consolidated                    $ 71,884    $ 93,925
                                      ========    ========

Operating Profit:
United States                         $    278    $  6,237
International                            1,110       1,325
                                      --------    --------
Total consolidated                    $  1,388    $  7,562
                                      ========    ========


         Transfers between geographic areas are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.
         There were no material changes in assets from the amount disclosed in the Company's December 31, 1999 Annual Report and the basis of geographic area measurement of sales and operating profit did not change in 2000.

4.       INVENTORY CLASSES:

         The major classes of inventories at March 31, 2000 and December 31, 1999 were as follows (in thousands):




                                      March 31,  December 31,
                                         2000       1999
                                         ----       ----

Raw materials and supplies            $   722      $   736
Work in progress                          128           94
Finished goods in transit              11,255       13,221
Finished goods                         50,213       48,266
                                      -------      -------
                                      $62,318      $62,317
                                      =======      =======



5.       OTHER INCOME (EXPENSE), NET:
         Other income (expense), net for the three months ended March 31, 2000 and 1999 consists of the following (in thousands):



                                         Three Months Ended
                                             March 31
                                             --------

                                        2000        1999

Interest income                         $ 152       $ 147
Amortization of other assets             (535)       (515)
Other, net                                (74)        449
                                        -----       -----
                                        $(457)      $  81
                                        =====       =====

6.       EARNINGS PER COMMON SHARE (BASIS OF CALCULATIONS):

         Basic earnings per common share are based on the average number of common shares outstanding during the period covered. Diluted earnings per common share assumes, in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options using the treasury stock method.
         The number of shares used in the earnings per share calculations for the three months ended March 31, 2000 and 1999 were as follows (in thousands):



                                               Three Months Ended
                                                    March 31
                                                    --------
                                                2000        1999
                                                ----        ----
Basic
     Average common shares outstanding         13,506      15,750

Diluted
     Stock options                               --          --
                                               ------      ------
Average shares diluted                         13,506      15,750
                                               ======      ======


The lower average number of shares outstanding for 2000
primarily resulted from the repurchase of shares as part of the Company's 1999 repurchase program.

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

         The Company enters into various short-term foreign exchange agreements during the year. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases. Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold. At March 31, 2000, deferred amounts were not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations. The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued. The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income. The Company receives dividends, royalties and other payments from its subsidiaries and licensees. From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables. Gains and losses are recognized or the credit or debit offsets the foreign currency payables. As of March 31, 2000, net deferred amounts on outstanding agreements were not material. The outstanding agreement amounts (notional value) at March 31, 2000, are $5.8 million.

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

8.       SUBSEQUENT EVENT:

     On April 19, 2000 the Company entered into an agreement to purchase certain assets of Precious Moments, Inc. and the Precious Moments Company for $125 million in cash plus other considerations, ranging up to 40 percent of the cash purchase price, to be paid over three years based on certain conditions. The transaction is expected to close no later than June 30, 2000.

     The purchase will be financed by the issuance of debt. To comply with bank covenants, the Company expects to discontinue both its current dividend to shareholders and its stock repurchase plan.

     The full year 1999 on-going revenues for the businesses to be acquired were approximately $36.2 million with $17.5 million of this amount being royalty payments Enesco made to Precious Moments, Inc. Thus, non-Enesco revenues to be acquired were $18.7 million in 1999; $9.7 million from the PMC vinyl gift and dolls and $9 million from third party licensing income.

     The 1999 on-going operating profits of the businesses to be acquired were approximately $24 million with earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $25.7 million.

     The anticipated net assets to be acquired are approximately $30 million, most of which are intangible assets. The actual numbers will vary depending on the closing date balance sheet. The goodwill associated with the purchase will be amortized over 20 years.

     The majority of the potential purchase price, subject to certain conditions, and the transaction fees are expected to be paid in 2000 with subsequent year's payments totaling less than $10 million subject to certain conditions.

     Assuming all purchase conditions are met and projecting the closing balance sheet, the first year acquisition amount including transaction fees and other in kind considerations would be in the $174 million range.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               ENESCO GROUP, INC.
                        THREE MONTHS ENDED MARCH 31, 2000

         The information set forth below should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included in Part I - Item 1 of the Quarterly Report and the Company's Annual Report on Form 10-K for the year ended December 31, 1999 which contains the audited financial statements and notes thereto for the years ended December 31, 1999, 1998, and 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

         Forward-looking statements, in this Quarterly Report on Form 10-Q as well as in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements pertaining to the Company involve risks and uncertainties, including, without limitation, risks detailed from time to time in the Company's periodic reports and other information filed with the Securities and Exchange Commission.

RESULTS OF OPERATION:

          First quarter 2000 sales decreased 23% compared to the same period in 1999. The majority of the decline continued to be focused in the United States card, gift, and collectible channels due to starting the year with unfilled orders down approximately $9 million compared to the same period last year and to continued first quarter 2000 lower new order intake of 24% compared to 1999.

         Net international sales decreased 12% and represented 24% of this year's first quarter sales compared to 21% in 1999. Net local currency international sales were translated into United States dollars at lower exchange rates in 2000 versus 1999. If the net year-to-date 2000 local currency sales were translated into United States dollars at the 1999 exchange rates, sales would have been approximately $300 thousand higher in 2000. The Precious Moments line represented approximately 43% of first quarter 2000 sales, compared to 38% in 1999 and the Cherished Teddies line represented approximately 16% of 2000 sales, compared to 26% in 1999.

         Total Company unfilled orders as of March 31, 2000, including $4.7 million of letters of intent, were down approximately $22 million or 19% compared to the same period last year. Net orders entered are orders received and approved by the Company, subject to cancellation for various reasons, including credit considerations, inventory shortages and customer requests.

         The first quarter of 2000 marks the Company's first period operating under its new seasonal shipping schedule. As a way to reduce working capital - while improving customer service and deliveries - the Company in the United States now introduces new products according to occasion and ships the merchandise to retail outlets according to a predetermined shipping schedule. Under this new structure, product will be purchased later and shipped closer to the time it will sell through at retail, allowing Enesco to reduce its inventory and extended credit terms offered on the sale of seasonal merchandise. The change won't have a material affect on annual operating results. However in 2000, it will shift a sizable amount of revenues and operating profit previously recorded in the second quarter to the third quarter. For example, if the new schedule had been in affect in 1999, it would have shifted approximately $20 million of second-quarter revenues into the third quarter. The seasonal pattern of quarterly operating profit will follow the sales pattern and will be affected by the impact of fixed costs on the quarterly sales changes.

         The amount of sales expected to be shifted to the third quarter this year, that historically would have been shipped in the second quarter, is expected at this time to be substantially less than $20 million due primarily to the phase in of the new program in 2000 to accommodate customers during this first year.

         The gross margin for the first quarter decreased compared to 1999 following the sales decrease. The Company's gross profit margin expressed as a percentage of sales was 47% in 2000 compared to 49% in 1999. The decrease was due to lower margins in the United States due to product and sales channel mix, as all products and channels do not have the same gross margin.

         Selling, distribution, general and administrative expenses, which are largely fixed, decreased 15% in the first quarter of 2000 versus 1999 and represented 45% of net sales in 2000 and 41% in 1999. The 2000 expenses were a higher percentage of sales principally due to the impact of lower sales on fixed costs. The 2000 reductions in expenses were from lower variable expenses of approximately 10% of sales and reductions in fixed costs.

         Due to the above factors first quarter 2000 operating profit decreased to $1.4 million compared to $7.6 million last year with the majority of the decrease in the United States.

INTERNATIONAL ECONOMIES AND CURRENCY:

         The value of the U.S. dollar versus international currencies where the Company conducts business impacts the results of these businesses. In addition to the currency risks, the Company's international operations, including sources of imported products, are subject to the risks of doing business abroad, including reliance on third party overseas manufacturers, import or export restrictions and changes in economic and political climates. The fluctuations in net sales and operating profit margins from quarter to quarter are partially due to the seasonal characteristics of the Company's business.

         NET INTEREST EXPENSE increased in the first quarter this year due to the higher borrowings, principally from starting the year with higher borrowings versus 1999.

         OTHER EXPENSE, net was higher than 1999, since 1999 benefited from a net gain on the sales of assets of approximately $350 thousand.

         THE PROVISION FOR INCOME TAXES was 40% in the first quarter of 2000 and 1999. The actual effective tax rates are dependent upon numerous factors and actual results may vary.

FINANCIAL CONDITION:

         The Company has historically satisfied its capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.

         The major sources of funds in the first quarter of 2000 from operating activities were from net income, depreciation, amortization, and lower accounts receivable, due to lower sales. Accounts receivable days sales outstanding increased compared to 1999 due to slower payments in the United States. Current tax assets and current taxes payable decreased primarily due to the disposal of inventory previously written down. Accounts payable and accrued expenses decreased from year-end levels due to timing of payments and the impact of lower sales volumes.

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

         The major use of cash in investing activities in the first quarter of 2000 was for capital expenditures. Capital expenditure commitments for $6 million are forecasted for 2000. The 1999 proceeds from the sales of property, plant and equipment primarily represented the sale of the Company's former Westfield, MA corporate headquarters.

         The Company has established a grantor trust to provide assets for various non-qualified supplemental retirement plans. Approximately $18.7 million of assets for these plans are on the Company's balance sheet as long-term other assets. The Company has decided to offer the participants of these plans a lump sum pay out in the month of May 2000, calculated by actuaries. If all of the participants were to accept the lump sum pay out, the Company would realize a gain on the termination of the various plans of approximately $2.5 million. Most of the participants are expected to accept the pay out. In addition the Company will be able to take a current tax deduction for the lump sum payments, which would correspondingly reduce deferred tax assets.

         The major uses of cash in financing activities in the first quarter of 2000 were for dividends to shareholders. The principal sources of the Company's liquidity are its available cash balances, cash from operations and available financing alternatives.

         As reported more fully in Note 8 (Subsequent Event) to these financial statements, the Company entered into an agreement to purchase certain assets of Precious Moments, Inc. and the Precious Moments Company. To complete this transaction the Company will have to arrange total company financing in the amount of $200 million to have adequate funds for the acquisition and for anticipated future requirements for working capital and capital expenses. Due to anticipated financing covenants it is expected that the Company's current dividend to shareholders and stock repurchasing program will be discontinued.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this item either is set forth in Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as updated by Note 7 to the Consolidated Condensed Financial Statements included in
Item 1 herein, or is immaterial.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Stockholders was held on April 27, 2000.

(c) The first matter voted upon at the meeting was the election of Directors. The members of Class II were standing for election to a three-year term expiring at the Annual Meeting in 2003. Upon motion duly made and seconded, it was voted to elect Eugene Freedman, Allan G. Keirstead and Donna Brooks Lucas as Class II Directors for a three-year term expiring at the Annual Meeting in 2003 and until their successors are elected and qualified. The votes for each of the candidates were reported as follows:

              Eugene Freedman         For:             10,125,774

                                      Withheld:         1,128,179

              Allan G. Keirstead      For:             10,117,018

                                      Withheld:         1,136,935

              Donna B. Lucas          For:             10,065,036

                                      Withheld:         1,188,917

         The second matter voted upon at the meeting was the approval and ratification of the Board's appointment of Arthur Andersen LLP as independent accountants for 2000. Upon motion duly made and seconded, it was voted that the appointment by the Board of Directors at its March 1, 2000 meeting of Arthur Andersen LLP, independent certified public accountants, as independent accountants for the Company for its fiscal year ending December 31, 2000 be ratified and approved. The votes for the independent accountants were reported as follows:

              Arthur Andersen LLP     For:             11,180,299

                                      Against:             53,390

                                      Abstain:             20,264

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits

            27     Financial Data Schedule for the Three Months
                   Ended March 31, 2000

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



                                  ENESCO GROUP, INC.
                                  (Registrant)



Date:    May 12, 2000             /s/ Jeffrey A. Hutsell
                                  -----------------------------------------
                                  Jeffrey A. Hutsell
                                  President and Chief Executive Officer





Date:    May 12, 2000             /s/ Allan G. Keirstead
                                  -----------------------------------------
                                  Allan G. Keirstead
                                  Chief Administrative and Financial
                                  Officer

                                  EXHIBIT INDEX



Reg.  S-K
Item 601          Exhibit                                     10-Q Page No.
---------         -------                                     -------------

27                Financial Data Schedule for the                  ----
                  Three Months Ended March 31, 2000