Form 10-Q
period 2000-06-30
ENESCO GROUP INC
filed 2000-08-14
CIK 93542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to      .
                                                -----    -----
                          Commission File Number 0-1349

                               Enesco Group, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                                  04-1864170
------------------------------------             ----------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

225 Windsor Drive, Itasca, Illinois                          60143
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                  630-875-5300
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]        No [ ]
                                                           June 30,
                                                    2000             1999
                                                    ----             ----
Shares Outstanding:

Common Stock with                                13,577,032       13,821,359
 Associated Rights

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                     JUNE 30,     DECEMBER 31,
                                                       2000          1999
                                                    ---------      ---------
ASSETS

CURRENT ASSETS:

Cash and certificates of deposit                    $   2,248      $  10,819

Accounts receivable, net                               74,079         81,553

Inventories                                            66,013         62,317

Prepaid expenses                                        3,757          3,763

Taxes on income                                        10,708         12,680
                                                    ---------      ---------
    Total current assets                              156,805        171,132
                                                    ---------      ---------

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, at cost                 83,412         82,244
Less accumulated depreciation                          53,659         51,251
                                                    ---------      ---------
    Property, plant and equipment, net                 29,753         30,993
                                                    ---------      ---------

OTHER ASSETS:

Goodwill and other intangibles, net                    37,201         38,410
Other                                                   2,311         25,438
Deferred income taxes                                   3,258         11,394
                                                    ---------      ---------
    Total other assets                                 42,770         75,242
                                                    ---------      ---------

TOTAL ASSETS                                        $ 229,328      $ 277,367
                                                    =========      =========




The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                     JUNE 30,     DECEMBER 31,
                                                      2000           1999
                                                    ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes and loans payable                             $  27,927      $  28,178

Accounts payable                                       18,677         21,296

Taxes on income                                        31,549         43,196

Accrued expenses
    Payroll and commissions                             3,886          5,337
    Royalties                                           6,062          6,565
    Postretirement benefits                             3,455          4,740
    Other                                              17,382         19,386
                                                    ---------      ---------
    Total current liabilities                         108,938        128,698
                                                    ---------      ---------

LONG-TERM LIABILITIES:

Postretirement benefits                                 8,071         28,273
Deferred income taxes                                   5,005          5,964
                                                    ---------      ---------
    Total long-term liabilities                        13,076         34,237
                                                    ---------      ---------

SHAREHOLDERS' EQUITY:

Common stock                                            3,154          3,154

Capital in excess of par value                         48,348         48,754

Retained earnings                                     320,250        326,305

Accumulated other comprehensive income                 (4,643)        (2,843)
                                                    ---------      ---------
                                                      367,109        375,370
Less - shares held in treasury, at cost              (259,795)      (260,938)
                                                    ---------      ---------
    Total shareholders' equity                        107,314        114,432
                                                    ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 229,328      $ 277,367
                                                    =========      =========



The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      2000           1999
                                                    ---------      ---------

Net revenues                                        $  71,739      $  94,933
Cost of sales                                          41,502         50,205
                                                    ---------      ---------

Gross profit                                           30,237         44,728
Selling, distribution, general and
  administrative expenses                              34,358         34,089
                                                    ---------      ---------

Operating profit (loss)                                (4,121)        10,639

Interest expense                                         (738)          (895)
Other income (expense), net                               798           (376)
                                                    ---------      ---------

Income (loss) before income taxes                      (4,061)         9,368

Income tax provision (benefit)                         (1,625)         3,748
                                                    ---------      ---------

Net income (loss)                                   $  (2,436)     $   5,620
                                                    =========      =========

Earnings (Loss) Per Common Share:
    Basic                                           $   (0.18)     $    0.39
                                                    =========      =========

    Diluted                                         $   (0.18)     $    0.39
                                                    =========      =========


The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                      2000            1999
                                                    ---------      ---------

Net revenues                                        $ 143,623      $ 188,858
Cost of sales                                          79,356         97,998
                                                    ---------      ---------

Gross profit                                           64,267         90,860
Selling, distribution, general and
  administrative expenses                              67,000         72,659
                                                    ---------      ---------

Operating profit (loss)                                (2,733)        18,201

Interest expense                                       (1,395)        (1,308)
Other income (expense), net                               341           (295)
                                                    ---------      ---------

Income (loss) before income taxes                      (3,787)        16,598

Income tax provision (benefit)                         (1,515)         6,640
                                                    ---------      ---------

Net income (loss)                                      (2,272)         9,958

Retained earnings, beginning of period                326,305        315,335
Cash dividends, $.28 per share in 2000 and
  $.56 per share in 1999                               (3,783)        (8,311)
                                                    ---------      ---------

Retained earnings, end of period                    $ 320,250      $ 316,982
                                                    =========      =========

Earnings (Loss) Per Common Share:
    Basic                                           $   (0.17)     $    0.67
                                                    =========      =========

    Diluted                                         $   (0.17)     $    0.66
                                                    =========      =========




The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                      2000            1999
                                                    ---------      ---------

OPERATING ACTIVITIES:

Net income (loss)                                   $  (2,272)     $   9,958
Adjustments to reconcile net income (loss) to net
    cash provided by operating activities                (225)        (1,031)
                                                    ---------      ---------

    Net cash provided (used) by operating activities   (2,497)         8,927
                                                    ---------      ---------

INVESTING ACTIVITIES:

Purchase of property, plant & equipment                (2,419)        (2,123)
Proceeds from sales of property, plant & equipment         75          2,030
                                                    ---------      ---------

    Net cash used by investing activities              (2,344)           (93)
                                                    ---------      ---------

FINANCING ACTIVITIES:

Cash dividends                                         (3,783)        (8,311)
Exchanges and purchases of common stock                     -        (41,268)
Notes and loans payable                                  (251)        33,809
Other common stock issuance                               737            449
                                                    ---------      ---------

    Net cash used by financing activities              (3,297)       (15,321)
                                                    ---------      ---------

Effect of exchange rate changes on cash and
  cash equivalents                                       (433)          (321)
                                                    ---------      ---------

Decrease in cash and cash equivalents                  (8,571)        (6,808)

Cash and cash equivalents, beginning of year           10,819         17,905
                                                    ---------      ---------

Cash and cash equivalents, end of quarter           $   2,248      $  11,097
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

1.       ACCOUNTING POLICIES:

         The Company's financial statements for the three and six months ended June 30, 2000 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1999 consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K. The Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable are stated net of reserves for uncollectible accounts, returns and allowances of $9.5 million at June 30, 2000 and $10.4 million at December 31, 1999.

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

         The Company paid cash for interest and taxes as follows (in thousands):

                                                       Six Months Ended
                                                            June 30
                                                            -------
                                                       2000          1999
                                                    ---------      ---------

         Interest                                   $   1,498      $     985
         Income taxes                               $   1,278      $   1,294


2.       COMPREHENSIVE INCOME:

         The other comprehensive income consists only of cumulative translation adjustments. Comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 was as follows (in thousands):

                                        Three Months Ended   Six Months Ended
                                              June 30             June 30
                                              -------             -------
                                          2000     1999       2000      1999
                                        -------   ------    -------   -------
Net income (loss)                       $(2,436)  $5,620    $(2,272)  $ 9,958
Other comprehensive income:
    Cumulative translation adjustments
      (no tax effects)                   (1,297)    (348)    (1,800)   (1,202)
                                        ----------------    -----------------
Comprehensive income                    $(3,733)  $5,272    $(4,072)  $ 8,756
                                        ================    =================

3.       GEOGRAPHIC OPERATING SEGMENTS:
         The Company operates in one industry segment, predominately in two major geographic areas (United States and International). The following tables summarize the Company's operations by geographic area for the three and six months ended June 30, 2000 and 1999 (in thousands):



                              Three Months Ended        Six Months Ended
                                     June 30                  June 30
                                     -------                  -------
                                2000        1999          2000       1999
                              -------     -------      --------    --------
NET REVENUES:
United States                 $52,425     $75,562      $107,476    $150,162
United States intercompany       (488)       (893)       (1,073)     (1,742)
International                  20,067      21,184        37,942      42,280
International intercompany       (265)       (920)         (722)     (1,842)
                              -------------------      --------------------
Total consolidated            $71,739     $94,933      $143,623    $188,858
                              ===================      ====================

OPERATING PROFIT (LOSS):
United States                 $(5,166)    $ 9,248      $ (4,888)   $ 15,440
International                   1,045       1,391         2,155       2,761
                              -------------------      --------------------
Total consolidated            $(4,121)    $10,639      $ (2,733)   $ 18,201
                              ===================      ====================

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

4.       INVENTORY CLASSES:

         The major classes of inventories at June 30, 2000 and December 31, 1999 were as follows (in thousands):

                                                       June 30,   December 31,
                                                         2000        1999
                                                       --------    --------
Raw materials and supplies                             $    754    $    736
Work in progress                                            135          94
Finished goods in transit                                11,843      13,221
Finished goods                                           53,281      48,266
                                                       --------    --------
                                                       $ 66,013    $ 62,317
                                                       ========    ========

5.       OTHER INCOME (EXPENSE), NET:

         Other income (expense), net for the three and six months ended June 30, 2000 and 1999 consists of the following (in thousands):

                                   Three Months Ended     Six Months Ended
                                        June 30              June 30
                                        -------              -------
                                  2000        1999       2000        1999
                                 -----      ------     --------    --------
Interest income                  $ 812      $  117     $    964    $    264
Amortization of other assets      (534)       (512)      (1,069)     (1,027)
Other, net                         520          19          446         468
                                 -----------------     --------------------
                                 $ 798      $ (376)    $    341    $   (295)
                                 ==================    ====================

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

         The number of shares used in the earnings per share calculations for the three and six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                         Three Months Ended    Six Months Ended
                                               June 30             June 30
                                               -------             -------
                                           2000      1999       2000      1999
                                          ------    ------     ------    ------
Basic
     Average common shares outstanding    13,559    14,312     13,533    14,972

Diluted
     Stock options                             -        91          -        52
                                          ----------------    -----------------

Average shares diluted                    13,559    14,403     13,533    15,024
                                          ================     ================

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

         The Company enters into various short-term foreign exchange agreements during the year. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases. Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold. At June 30, 2000, deferred amounts were not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations. The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued. The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income. The Company receives dividends, royalties and other payments from its subsidiaries and licensees. From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables. Gains and losses are recognized or the credit or debit offsets the foreign currency payables. As of June 30, 2000, net deferred amounts on outstanding agreements were not material. The outstanding agreement amounts (notional value) at June 30, 2000, are $11.5 million.

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

8.       TERMINATION OF PRECIOUS MOMENTS ACQUISITION:

         The Company entered into an agreement on April 19, 2000 to purchase certain assets of Precious Moments, Inc. and the Precious Moments Company for $125 million in cash plus other considerations ranging up to 40% of cash purchase price. This transaction was expected to close no later than June 30, 2000. On June 28, 2000 the Company announced that it would not proceed with the purchase of certain assets of Precious Moments, Inc. and the Precious Moments Company.

         The cost to terminate the agreement of $5.1 million was recorded in the second quarter. Precious Moments product that was to be used as part of the consideration for the agreement to purchase certain assets of Precious Moments, Inc. was written down by $2.9 million. The inventory was written down to reflect market conditions and to preserve collectibility of continuing product lines. The majority of the product will be destroyed. In addition, there was $2.2 million of expenses related to the proposed acquisition which were incurred primarily in the second quarter and included a break-up fee.

9.       TIME WARNER WARRANT

         On June 28, 2000, Enesco entered into a licensing agreement with Time Warner Entertainment Company, LP. Pursuant to this agreement, Enesco issued Time Warner a warrant to purchase 200,000 shares of Enesco's common stock at an exercise price of $4.375 per share. This warrant expires June 27, 2005 subject to certain extensions. The warrant's fair value of $581,800 was determined using the Black-Scholes pricing model, assuming an expected life of five years, a dividend yield of 0%, a risk-free interest rate of 6.789% and a volatility factor of 64.0%.

         The fair value of the warrant will be amortized as a component of royalty expense when the related properties are introduced over the period the related revenues are recognized.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               ENESCO GROUP, INC.
                    THREE AND SIX MONTHS ENDED JUNE 30, 2000

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

RESULTS OF OPERATION:

         Net revenues in the second quarter and first six months of 2000 decreased 24% compared to the same periods in 1999. The majority of the decline in revenues for both periods continued to be focused in the United States card, gift and collectible channels due in part to starting the year 2000 with unfilled orders down approximately $9 million compared to 1999 and to first six months 2000 net new orders down 27% compared to 1999. Approximately $5.7 million of the United States sales decrease in the second quarter this year was attributed to a shift in sales to the third quarter as a result of the Company's new product delivery schedule. This new product delivery system, previously announced, is designed to improve customer service and to reduce the Company's working capital requirements.

         On August 1, 2000, the Company introduced a new retailer initiative in the United States called Partners in Profit program, primarily for the card, gift and collectible channels. In addition to improving the way the Company does business with retailers, the new program greatly simplifies the type of account structure and allows all accounts to consistently participate in profit programs based on performance.

         Year to date 2000 international sales decreased 8% versus 1999 and represented approximately 26% of total year to date 2000 sales compared to 21% in 1999. Net local currency international sales were translated into United States dollars at lower exchange rates in 2000 versus 1999. If the net year to date 2000 local currency sales were translated into United States dollars at the 1999 exchange rates, sales would have been approximately $1 million higher in 2000.

         The Precious Moments line represented 43% of 2000 year to date sales compared to 40% in 1999. The Cherished Teddies line represented 16% of 2000 year to date sales compared to 22% in 1999. As of June 30, 2000, compared to the same period last year, members of the Precious Moments Collector Clubs were down approximately 8% and the members of the Cherished Teddies Collector Clubs were down approximately 12%.

         Total Company unfilled orders as of June 30, 2000 were down approximately $18 million, or 17%, compared to the same period last year. Net orders entered are orders received and approved by the Company, subject to cancellation for various reasons, including credit considerations, inventory shortages and customer requests.

         Gross profit in 2000 decreased for the second quarter and first six months following the sales decrease and due to a $2.9 million inventory write-down related to Precious Moments product that was to be used as part of the consideration for the agreement to purchase certain assets of Precious Moments, Inc. The proposed acquisition was terminated and the inventory was written down to reflect market conditions and to preserve collectibility of continuing product lines. The majority of the product will be destroyed. Excluding the $2.9 million inventory write-down, the Company's 2000 gross profit margin, expressed as a percentage of net revenues, was 46% and 47% for the second quarter and six months respectively, compared to the 1999 gross profit margins of 47% and 48%. The differences in margins are due to channel and product sales mix, as all product lines and channels do not have the same gross profit margins.

         Selling, distribution, general and administrative expenses for the second quarter 2000 included one time items of $2.2 million of costs related to the termination of the Precious Moments acquisition; $2.8 million of severance cost for a Chief Executive Officer and a $2.7 million settlement gain resulting from the termination of supplemental retirement plans. Excluding the one time items, 2000 selling, distribution, general and administrative expenses, which are largely fixed, expressed as a percentage of net revenues were 45% for the second quarter and six months, compared to 36% for the second quarter and 38% for the six month in 1999. The 2000 expenses were a higher percentage of net revenues principally due to the impact of lower sales on fixed costs. The 2000 reductions in expenses, in dollars, were from lower variable expenses following the sales decrease and reduction in fixed costs.

         Due to factors described above, the Company in 2000 recorded an operating loss for the second quarter and six months compared to operating profit for both periods in 1999.

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

         INTEREST EXPENSE decreased in the second quarter this year versus 1999 due to lower borrowings, partially off-set by higher rates. Interest expense for the first six months was higher than 1999, principally from starting the year with higher borrowings versus 1999 and to higher prevailing interest rates.

         OTHER INCOME, net in the second quarter this year benefited from interest income of $675 thousand and other income of $625 thousand related to the expiration of a warranty term related to transactions from prior years for funds held in an escrow account. Other income, net in 1999 benefited from a net gain on the sale of assets in the first quarter of approximately $350 thousand.

         THE PROVISION (BENEFIT) FOR INCOME TAXES was 40% for all periods. The actual effective tax rates are dependent upon numerous factors and actual results may vary.

FINANCIAL CONDITION:

         The Company has historically satisfied its capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.

         The major sources of funds in the first six months of 2000 from operating activities were from depreciation, amortization, lower accounts receivable due to lower sales and a reduction in long term other assets. Long term other assets decreased by $4.3 million from the release of an escrow account related to the expiration of a warranty term related to transactions from prior years. Also, long term other assets decreased by $18.7 million and long term liabilities decreased by $19.6 million, due to the lump sum pay-out of various non-qualified supplemental retirement plans from a grantor trust and the settlement gain on the terminations of $2.7 million. Deferred income tax assets decreased due to these pay-outs and current taxes payable correspondingly decreased.

         The major uses of funds from operating activities in the first six months were higher inventories (seasonal requirements) and lower accrued expenses (following the lower sales volumes and due to the timing of payments) and net lower taxes payable on income resulting from the before tax loss this year. Additionally, 2000 payables decreased versus June 1999 and year-end 1999 since the Company did not declare a second quarter dividend.

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

         The major use of cash in investing activities in the first six months of 2000 was for capital expenditures. Annual capital expenditure commitments of $6 million are forecasted for 2000. The 1999 proceeds from the sales of property, plant and equipment primarily represented the sale of the Company's former Westfield, MA corporate headquarters.

         The major uses of cash in financing activities in the first six months of 2000 were for dividends to shareholders. The Company did not declare a second quarter 2000 dividend due to anticipated financing covenants related to the now terminated Precious Moments acquisition. Any future dividends and resumption of the Company's stock repurchase program will depend on improved future financial results. The principal sources of the Company's liquidity are its available cash balances, cash from operations and available financing alternatives.

         In August 2000, the Company entered into an unsecured $50 million revolving credit facility to replace an expiring revolving credit facility. The credit agreement contains financial and operating covenants, including restrictions on incurring indebtedness and liens, selling property, repurchasing the Company's shares and paying dividends. In addition, the Company is required to satisfy consolidated net worth, fixed charge coverage ratio and leverage ratio tests, in each case at the end of each fiscal quarter.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)   Exhibits

    4 Warrant Agreement with Warner Bros. Consumer Products for 200,000 shares of Common Stock issued on June 28, 2000.

   10 Notice of Intent to Terminate dated July 12, 2000 of Allan G. Keirstead under Relocation Agreement.

   27    Financial Data Schedule for the Six Months Ended June 30, 2000.

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



                                 ENESCO GROUP, INC.
                                 (Registrant)



Date:  August 14, 2000           /s/ John F. Cauley
                                 ------------------------------------------
                                 John F. Cauley
                                 Interim Chief Executive Officer





Date:  August 14, 2000           /s/ Allan G. Keirstead
                                 ------------------------------------------
                                 Allan G. Keirstead
                                 Chief Administrative and Financial Officer

                                  EXHIBIT INDEX


Reg.  S-K
Item 601          Exhibit                                     10-Q Page No.
---------         -------                                     ------------

4                 Warrant Agreement with Warner Bros.              ___
                  Consumer Products for 200,000 shares
                  Common Stock issued on June 29, 2000

10                Notice of Intent to Terminate dated              ___
                  July 12, 2000 of Allan G. Keirstead
                  under Relocation Agreement

27                Financial Data Schedule for the                  ___
                  Six Months Ended June 30, 2000