Form 10-Q
period 2000-09-30
ENESCO GROUP INC
filed 2000-11-14
CIK 93542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____ .

                          Commission File Number 0-1349

                               Enesco Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                          04-1864170
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

225 Windsor Drive, Itasca, Illinois                                 60143
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                  630-875-5300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]        No [ ]
                                                 September 30,
                                             2000             1999
                                             ----             ----
Shares Outstanding:

Common Stock with                         13,590,191       13,477,936
Associated Rights

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                           SEPTEMBER 30,      DECEMBER 31,
                                               2000               1999
                                           -------------      ------------
ASSETS

Current Assets:

Cash and certificates of deposit            $     4,762        $  10,819

Accounts receivable, net                         92,382           81,553

Inventories                                      61,366           62,317

Prepaid expenses                                  4,894            3,763

Taxes on income                                   9,963           12,680
                                            ------------       ----------

    Total current assets                        173,367          171,132
                                            ------------       ----------

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, at cost           83,852           82,244
Less accumulated depreciation                    54,818           51,251
                                            ------------       ----------

    Property, plant and equipment, net           29,034           30,993
                                            ------------       ----------

OTHER ASSETS:

Goodwill and other intangibles, net              36,517           38,410
Other                                             1,126           25,438
Deferred income taxes                             3,243           11,394
                                            ------------       ----------

    Total other assets                           40,886           75,242
                                            ------------       ----------

TOTAL ASSETS                                $   243,287        $ 277,367
                                            ============       ==========


The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              SEPTEMBER 30,       DECEMBER 31,
                                                  2000                1999
                                              -------------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Notes and loans payable                          $ 41,041           $  28,178

Accounts payable                                   21,199              21,296

Taxes on income                                    32,800              43,196

Accrued expenses
    Payroll and commissions                         2,784               5,337
    Royalties                                       6,548               6,565
    Postretirement benefits                         3,610               4,740
    Other                                          12,080              19,386
                                               -----------         -----------

    Total current liabilities                     120,062             128,698
                                               -----------         -----------

LONG-TERM LIABILITIES:

Postretirement benefits                             8,033              28,273
Deferred income taxes                               4,827               5,964
                                               -----------         -----------

    Total long-term liabilities                    12,860              34,237
                                               -----------         -----------

SHAREHOLDERS' EQUITY:

Common stock                                        3,154               3,154

Capital in excess of par value                     48,805              48,754

Retained earnings                                 323,168             326,305

Accumulated other comprehensive income             (5,116)             (2,843)
                                               -----------         -----------
                                                  370,011             375,370
Less - shares held in treasury, at cost          (259,646)           (260,938)
                                               -----------         -----------

    Total shareholders' equity                    110,365             114,432
                                               -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 243,287           $ 277,367
                                               -----------         -----------


The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                 2000           1999
                                             ------------    -----------

Net revenues                                     $86,337       $107,405
Cost of sales                                     47,787         60,584
                                             ------------    -----------

Gross profit                                      38,550         46,821
Selling, distribution, general and
  administrative expenses                         32,263         35,134
                                             ------------    -----------

Operating profit                                   6,287         11,687

Interest expense                                  (1,088)        (1,078)
Other income (expense), net                         (336)          (383)
                                             ------------    -----------

Income before income taxes                         4,863         10,226

Income tax provision                               1,945          3,617
                                             ------------    -----------

Net income                                       $ 2,918       $  6,609
                                             ============    ===========

Earnings Per Common Share:
    Basic                                        $  0.21       $   0.48
                                             ============    ===========

    Diluted                                      $  0.21       $   0.48
                                             ============    ===========



The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                               2000           1999
                                            ---------       ---------

Net revenues                                $ 229,960       $ 296,263
Cost of sales                                 127,143         158,582
                                            ---------       ---------

Gross profit                                  102,817         137,681
Selling, distribution, general and
  administrative expenses                      99,263         107,793
                                            ---------       ---------

Operating profit                                3,554          29,888

Interest expense                               (2,483)         (2,386)
Other income (expense), net                         5            (678)
                                            ---------       ---------

Income before income taxes                      1,076          26,824

Income tax provision                              430          10,257
                                            ---------       ---------

Net income                                        646          16,567

Retained earnings, beginning of period        326,305         315,335
Cash dividends, $.28 per share in 2000
  and $.84 per share 1999                      (3,783)        (12,132)
                                            ---------       ---------

Retained earnings, end of period            $ 323,168       $ 319,770
                                            =========       =========

Earnings Per Common Share:
    Basic                                   $    0.05       $    1.14
                                            =========       =========

    Diluted                                 $    0.05       $    1.13
                                            =========       =========


The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                          2000          1999
                                                       ----------    ----------

Operating Activities:

Net income                                                 $ 646      $ 16,567
Adjustments to reconcile net income to net
    cash provided by operating activities                (13,296)      (18,821)
                                                       ----------    ----------

    Net cash provided (used) by operating activities     (12,650)       (2,254)
                                                       ----------    ----------

INVESTING ACTIVITIES:

Purchase of property, plant & equipment                   (3,235)       (3,401)
Proceeds from sales of property, plant & equipment            74         2,109
                                                       ----------    ----------

    Net cash used by investing activities                 (3,161)       (1,292)
                                                       ----------    ----------

FINANCING ACTIVITIES:

Cash dividends                                            (3,783)      (12,132)
Exchanges and purchases of common stock                        -       (47,086)
Notes and loans payable                                   12,863        55,495
Other common stock issuance                                1,343           568
                                                       ----------    ----------

    Net cash provided (used) by financing activities      10,423        (3,155)
                                                       ----------    ----------

Effect of exchange rate changes on cash
  and cash equivalents                                      (669)          (86)
                                                       ----------    ----------

Decrease in cash and cash equivalents                     (6,057)       (6,787)

Cash and cash equivalents, beginning of year              10,819        17,905
                                                       ----------    ----------

Cash and cash equivalents, end of quarter                $ 4,762      $ 11,118
                                                       ==========    ==========

The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


         The consolidated condensed financial statements and related notes included herein have been prepared by the Company, without audit except for the December 31, 1999 condensed balance sheet, which was derived from the Company's Annual Report on Form 10-K for the year ended December 31, 1999, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all normal recurring adjustments which are, in the opinion of the Company, necessary to a fair statement of the results for the interim periods. Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

1.       ACCOUNTING POLICIES:
         The Company's financial statements for the three and nine month periods ended September 30, 2000 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 1999 consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K. The Company considers all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable are stated net of reserves for uncollectible accounts, returns and allowances of $9.5 million at September 30, 2000 and $10.4 million at December 31, 1999.

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

                          Nine Months Ended
                            September 30

                          2000          1999

Interest                 $ 2,162       $ 1,731
Income taxes             $ 1,337       $ 2,091

2.       COMPREHENSIVE INCOME:
         The other comprehensive income consists only of cumulative translation adjustments. Comprehensive income (loss) for the three and nine month periods ended September 30, 2000 and 1999 was as follows (in thousands):

                                       Three Months Ended     Nine Months Ended
                                          September 30          September 30

                                        2000        1999      2000      1999

Net income                             $ 2,918     $6,609    $   646  $ 16,567
Other comprehensive income:
Cumulative translation adjustments
  (no tax effects)                        (473)     1,120     (2,273)      (82)
                                      --------------------  --------------------
Comprehensive income (loss)            $ 2,445     $7,729    $(1,627) $ 16,485
                                      ====================  ====================

3.       GEOGRAPHIC OPERATING SEGMENTS:
         The Company operates in one industry segment, predominately in two major geographic areas (United States and International). The following tables summarize the Company's operations by geographic area for the three and nine month periods ended September 30, 2000 and 1999 (in thousands):


                              Three Months Ended         Nine Months Ended
                                 September 30              September 30

                                2000         1999         2000        1999
Net Revenues:
United States                $  65,161    $  83,000    $ 172,637    $ 233,162
United States intercompany        (438)        (475)      (1,511)      (2,217)
International                   21,790       25,543       59,732       67,823
International intercompany        (176)        (663)        (898)      (2,505)
                             ---------    ---------    ---------    ---------
Total consolidated           $  86,337    $ 107,405    $ 229,960    $ 296,263
                             =========    =========    =========    =========

Operating Profit (Loss):
United States                $   3,909    $   9,088    $    (979)   $  24,528
International                    2,378        2,599        4,533        5,360
                             ---------    ---------    ---------    ---------
Total consolidated           $   6,287    $  11,687    $   3,554    $  29,888
                             =========    =========    =========    =========


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

4.       INVENTORY CLASSES:
         The major classes of inventories at September 30, 2000 and December 31, 1999 were as follows (in thousands):

                              September 30,   December 31,
                                  2000           1999

Raw materials and supplies      $   784         $   736
Work in progress                     99              94
Finished goods in transit        11,629          13,221
Finished goods                   48,854          48,266
                                -------         -------
                                $61,366         $62,317
                                =======         =======

5.       OTHER INCOME (EXPENSE), NET:
         Other income (expense), net for the three and nine month periods ended September 30, 2000 and 1999 consists of the following (in thousands):

                                Three Months Ended    Nine Months Ended
                                   September 30          September 30

                                2000        1999       2000      1999

Interest income                $    79    $   176    $ 1,043    $   440
Amortization of other assets      (532)      (514)    (1,601)    (1,541)
Other, net                         117        (45)       563        423
                               -------    -------    -------    -------
                               $  (336)   $  (383)   $     5    $  (678)
                               =======    =======    =======    =======

6.  EARNINGS PER COMMON SHARE (BASIS OF CALCULATIONS):
         Basic earnings per common share are based on the average number of common shares outstanding during the period covered. Diluted earnings per common share assumes, in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options and warrants using the treasury stock method.
         The number of shares used in the earnings per share calculations for the three and nine month periods ended September 30, 2000 and 1999 were as follows (in thousands):

                                       Three Months Ended  Nine Months Ended
                                          September 30        September 30

                                        2000     1999        2000     1999
Basic
   Average common shares outstanding   13,583   13,716      13,548   14,585

Diluted
   Stock options/Warrants                 157       81          63       54
                                       ---------------      ---------------

Average shares diluted                 13,740   13,797      13,611   14,639
                                       ===============      ===============


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

         The Company periodically uses interest rate swaps to hedge portions of interest payable on debt. In addition, the Company may periodically employ interest rate caps to reduce exposure, if any, to increases in variable interest rates.
         The Company may periodically hedge foreign currency royalties, net investments in foreign subsidiaries, firm purchase commitments, contractual foreign currency cash flows or obligations, including third party and inter-company foreign currency transactions. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.
         The Company enters into various short-term foreign exchange agreements during the year. The purpose of the Company's foreign currency hedging activities is to protect the Company from risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. The Company's various subsidiaries import products in foreign currencies and from time to time will enter into agreements or build foreign currency deposits as a partial hedge against currency fluctuations on inventory purchases. Gains and losses on these agreements are deferred and recorded as a component of cost of sales when the related inventory is sold. At September 30, 2000, deferred amounts were not material. The Company makes short-term foreign currency intercompany loans to various international subsidiaries and utilizes agreements to fully hedge these transactions against currency fluctuations. The cost of these agreements is included in the interest charged to the subsidiaries and expensed monthly as the interest is accrued. The intercompany interest eliminates upon consolidation and any gains and losses on the agreements are recorded as a component of other income. The Company receives dividends, royalties and other payments from its subsidiaries and licensees. From time to time, the Company will enter into foreign currency forward agreements as a partial hedge against currency fluctuations on these current receivables. Gains and losses are recognized or the credit or debit offsets the foreign currency payables. As of September 30, 2000, net deferred amounts on outstanding agreements were not material. The outstanding agreement amounts (notional value) at September 30, 2000, were $5.1 million.
         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The impact of SFAS 133 on the Company's financial statements will depend on several factors, including interpretive guidance issued from the FASB, the extent of the Company's hedging activities and use of equity and other financial derivatives, the Company's ability to forecast foreign currency transactions compared to actual results and the effectiveness of the hedging instruments used. However, the Company does not believe that SFAS No. 133, when adopted by the Company on January 1, 2001 will have a material impact on the consolidated financial condition or results of operations of the Company.

8.       TERMINATION OF PRECIOUS MOMENTS ACQUISITION:
         The Company entered into an agreement on April 19, 2000 to purchase certain assets of Precious Moments, Inc. and the Precious Moments Company for $125 million in cash plus other considerations ranging up to 40% of the cash purchase price. This transaction was expected to close no later than June 30, 2000. On June 28, 2000 the Company announced that it would not proceed with the purchase of certain assets of Precious Moments, Inc. and the Precious Moments Company.
         The cost to terminate the agreement of $5.1 million was recorded in the second quarter. Precious Moments product that was to be used as part of the consideration for the agreement to purchase certain assets of Precious Moments, Inc. was written down by $2.9 million. The inventory was written down to reflect market conditions and to preserve collectibility of continuing product lines. The majority of the product will be destroyed. In addition, there was $2.2 million of expenses related to the proposed acquisition which were incurred primarily in the second quarter and included a break-up fee.

9.       TIME WARNER WARRANT
         On June 28, 2000, Enesco entered into a licensing agreement with Time Warner Entertainment Company, LP. Pursuant to this agreement, Enesco issued Time Warner a warrant to purchase 200,000 shares of Enesco's common stock at an exercise price of $4.375 per share. This warrant expires June 27, 2005 subject to certain extensions. The warrant's fair value of $528,800 was determined using the Black-Scholes pricing model, assuming an expected life of five years, a dividend yield of 0%, a risk-free interest rate of 6.789% and a volatility factor of 64.0%.
         The fair value of the warrant will be amortized as a component of royalty expense when the related properties are introduced over the period the related revenues are recognized.

10.      SALE OF SUBSIDIARIES - 1999
         During the third quarter of 1999, the Company sold its Via Vermont assembly and packaging subsidiary located in Mexico for an amount that approximated the net carrying value of the asset sold.
         Also, during the third quarter of 1999, the Company sold its Cosmhogar subsidiary located in Spain for a nominal value that did not result in a significant gain or loss. The Company's net investment in the Cosmhogar subsidiary, formerly part of its discontinued direct selling group sold in December 1997, was classified as an other non-current asset.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               ENESCO GROUP, INC.
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

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

RESULTS OF OPERATION:
         Net revenue for the third quarter and first nine months of 2000 decreased 20% and 22%, respectively, compared to the same periods in 1999. The majority of the decline in revenues for both periods continued to be focused (primarily in the United States) in the card, gift and collectible channels due in part to starting the year 2000 with unfilled orders down $9 million compared to 1999 and to first nine months 2000 net new orders down 17% compared to 1999
         On August 1, 2000 the Company introduced a new retailer initiative in the United States called Partners in Profit program, primarily for the card, gift and collectible channels. In addition to improving the way the Company does business with retailers, the new program greatly simplifies the type of account structure and allows all accounts to consistently participate in profit programs based on performance.
         On November 1, 2000, the Company announced a major restructuring of its United States Retail Specialty Sales Division in an effort to build sales and better support its card, gift and collectible retailer base. Effective January 1, 2001, the Company in the United States will utilize an employee-based, account management-focused sales team, eliminating its current structure of card and gift channel independent contractor sales representatives based throughout the United States.

         For many months now, the Company has been analyzing its sales structure and how well it is able to respond to myriad changes in today's card and gift arena and realized that to remain a leader in the industry, the Company needed to restructure the United States sales team to construct an even better partnership with our retailers. This type of organizational redesign has proven successful in other areas of the Company's sales division over the last two years, and it is expected that the new sales organization will yield improved sales results. The majority of the new sales organization will be made up of current independent contractors, who will receive in-depth account management training as Enesco employees.
         The new employee-based sales organization will have a compensation structure of salary plus performance-based bonus which will increase fixed costs at present sales levels by approximately $14 million pre-tax versus the variable cost independent contractor commission based organization. At present sales levels, it is expected that this new organizational structure will yield annual pre-tax savings of approximately $1.5-$2 million due to improved productivity. The pre-tax impact will vary by quarter based on the quarterly sales volumes. The transition to the new sales organization is expected to result in one time pre-tax costs of approximately $800 thousand in the fourth quarter of 2000 and approximately $3.5 million in 2001, primarily in the first quarter. The actual one-time pre-tax costs and expected productivity savings are dependent upon numerous factors and actual results may vary.
         Year to date 2000 international sales decreased 10% versus 1999 and represented approximately 26% of total year to date 2000 sales compared to 22% in 1999. Local currency international sales were translated into United States dollars at lower exchange rates in 2000 versus 1999. If the net year to date 2000 local currency sales were translated into United States dollars at the 1999 exchange rates, international sales would have been approximately $2.3 million higher in 2000.
         Year to date September 30, 2000 Precious Moments line sales were down 17% and Cherished Teddies line sales were down 45% compared to 1999. The Precious Moments line represented 40% of 2000 year to date sales compared to 38% in 1999. The Cherished Teddies line represented 15% of 2000 year to date sales compared to 21% in 1999.

As of September 30, 2000, compared to the same period last year, members of the Precious Moments Collector Clubs were down approximately 6% and the members of the Cherished Teddies Collector Clubs were down approximately 12%.

         With approximately $19 million in orders for the new Harry Potter line, total Company unfilled orders as of September 30, 2000 were up approximately 6% or $4.5 million compared to the same period last year. Harry Potter orders will begin shipping in the fourth quarter 2000. Total net new orders for the third quarter 2000 were up 2% versus 1999 and year to date September 30, 2000 net new orders were down 17% versus 1999. Net orders entered are orders received and approved by the Company, subject to cancellation for various reasons, including credit considerations, inventory shortages and customer requests.
         Gross profit in 2000 decreased for the third quarter and first nine months following the sales decrease. Year to date gross profit was also impacted by a second quarter 2000 $2.9 million inventory write-down related to Precious Moments product that was to be used as part of the consideration for the agreement to purchase certain assets of Precious Moments, Inc. The proposed acquisition was terminated and the inventory was written down to reflect market conditions and to preserve collectibility of continuing product lines. The majority of the product will be destroyed. Expressed as a percentage of net revenue, the gross margin for the third quarter of 2000 was 45% versus 44% for 1999. Excluding the $2.9 million inventory writedown related to the termination of the Precious Moments acquisition, the gross margin for the first nine months of 2000 was 46% versus 46.5% for 1999. The differences in margins reflect channel and product sales mix as all product lines and channels do not have the same profit margin.
         Selling, distribution, general and administrative expenses for the third quarter of 2000 were down $2.9 million or 8%. Expressed as a percentage of net revenue, selling, distribution, general and administrative expenses for the third quarter of 2000 were 37% compared to 33% for 1999. The increase was due to the impact of lower sales on fixed costs in the United States. Year to date selling, distribution, general and administrative expenses for 2000 included one time items of $2.2 million of costs related to the termination of the Precious Moments acquisition; $2.8 million of severance cost for a Chief Executive Officer and a $2.7 million settlement gain resulting from the termination of supplemental retirement plans.

Excluding one-time items, selling, distribution, general and administrative expenses, for the first nine months of 2000 were down $10.8 million or 10% from 1999. Expressed as a percentage of net revenues, excluding the one-time items, year to date 2000 selling, distribution and general and administrative expenses were 42% compared to 36% for the same period in 1999. The 2000 expenses were a higher percentage of net revenues due to the impact of lower sales on fixed costs. The 2000 reductions in expenses, in dollars, were from lower variable expenses following the sales decrease and reduction in fixed costs.
         Third quarter 2000 operating profit was $6.3 million versus $11.7 in 1999. Expressed as a percentage of sales, operating profit was 7.3% this year versus 10.9% last year. The majority of the decrease was in the United States. International operating profit margin percentages improved versus 1999. Year to date operating profit, excluding one-time items was $8.8 million versus $29.9 million in 1999, and expressed as a percentage of sales, operating profit was 3.8% this year versus 10.1% last year. The majority of the operating margin decrease was in the United States.

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

         INTEREST EXPENSE increased slightly in the third quarter this year versus 1999 due to higher interest rates which offset lower average borrowings. Interest expense for the first nine months was higher than 1999, principally from starting the year with higher borrowings versus 1999 and to higher prevailing interest rates.

         OTHER INCOME (EXPENSE), net for the first nine months this year benefited from interest income of $675 thousand and other income of $625 thousand related to the expiration of a warranty term related to transactions from prior years for funds held in an escrow account. Other income, net in 1999 benefited from a net gain on the sale of assets in the first quarter of approximately $350 thousand.

         THE PROVISION FOR INCOME TAXES was 40% for the third quarter of 2000 and compared to the 35% for 1999. For the nine month period, the 2000 tax provision was 40% versus 38% for 1999. The tax provisions for both periods in 1999 reflect the benefit on the third quarter sale of the Company's Mexican assembly and packaging subsidiary. The actual effective tax rates are dependent upon numerous factors and actual results may vary.

FINANCIAL CONDITION:
         The Company has historically satisfied its capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.
         The major sources of funds in the first nine months of 2000 from operating activities were from depreciation, amortization, lower inventory and a reduction in long term other assets. Long term other assets decreased by $4.3 million from the release of an escrow account related to the expiration of a warranty term related to transactions from prior years. Also, long term other assets decreased by $18.7 million and long term liabilities decreased by $19.6 million, due to the lump sum pay-out of various non-qualified supplemental retirement plans from a grantor trust and the settlement gain on the terminations of $2.7 million. Deferred income tax assets decreased due to these pay-outs and current taxes payable correspondingly decreased.

         The major uses of funds from operating activities in the first nine months were higher receivables (seasonal sales volumes) and lower accrued expenses (following the lower sales volumes and due to the timing of payments) and net lower taxes payable on income resulting from the lower earnings this year. Accounts payable in 2000 did not include a dividend payable since the Company has not declared a quarterly dividend since the first quarter of 2000. The September 30, 2000 decrease in accounts receivable, inventories and accrued expenses compared to the same period in 1999 was primarily due to the lower sales volumes in 2000.
         The Company has filed and continues to file tax returns with a number of taxing authorities worldwide. While the Company believes such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. The Company has established accruals for tax assessments. These accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Based upon the Company's current liquid asset position and credit facilities, the Company believes it has adequate resources to fund any such assessments. To the extent accruals differ from actual assessments or when the open tax years are closed, the accruals will be adjusted through the provision for income taxes. The majority of the open tax years become closed at the end of December for the particular open year.
         The major use of cash in investing activities in the first nine months of 2000 was for capital expenditures. Annual capital expenditure commitments of $6 million are forecasted for 2000. The 1999 proceeds from the sales of property, plant and equipment primarily represented the sale of the Company's former Westfield, MA corporate headquarters.
         The major uses of cash in financing activities in the first nine months of 2000 were for dividends to shareholders. The Company did not declare dividends in the second and third quarters of 2000. Any future dividends and resumption of the Company's stock repurchase program will depend on improved future financial results. The principal sources of the Company's liquidity are its available cash balances, cash from operations and available financing alternatives.

         In August 2000, the Company entered into an unsecured $50 million revolving credit facility to replace an expiring revolving credit facility. The credit agreement contains financial and operating covenants, including restrictions on incurring indebtedness and liens, selling property, repurchasing the Company's shares and paying dividends. In addition, the Company is required to satisfy consolidated net worth, fixed charge coverage ratio and leverage ratio tests, in each case at the end of each fiscal quarter.
         Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity. International currency fluctuations of $2.3 million for 2000 increased the cumulative translation component which reduced shareholders' equity in 2000. The translation adjustments to the September 30, 2000 balance sheet that produced the 2000 change in the cumulative translation component of shareholders' equity were decreases in net working capital by $1.4 million, net property, plant and equipment by $.6 million and other assets by $.3 million.

FORWARD-LOOKING STATEMENTS
         This discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the use of forward-looking words or phrases such as "anticipate," "believe," "could," "expect," "intend," "may," "planned," "potential," "should," "will," and "would" or any variations of such words with similar meanings. These forward-looking statements are inherently subject to known and unknown risks and uncertainties. A variety of factors could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in the forward-looking statement. These factors include, but are not limited to, the Company's ability to manufacture, increase capacity, source and ship new and continuing product in a timely manner and customers' and consumers' acceptance of those products at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of the products; economic conditions including higher fuel prices, currency fluctuations and government regulation and other actions in the various markets in which the Company operates throughout the world; the inventory policies of retailers, together with the increased reliance by retailers on quick response inventory management techniques, which increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules; the impact of competition on revenues, margins and other aspects of the Company's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment; the assessment by the Company of revenues from its 2001 product line and of the impact on that assessment from discontinued product lines and product lines with reduced expectations; the impact of market conditions, and the impact of competition that could delay or increase the cost of implementation of the sales reorganization program or alter planned actions and reduce actual results; and other risks and uncertainties as are or may be detailed from time to time in the Company's public announcements and filings with the SEC such as Forms 8-K, 10-Q and 10-K. Additional information concerning risk and uncertainties is contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed under the Securities Exchange Act of 1934. The Company undertakes no obligation to revise the forward-looking statements contained in this discussion or to update the forward-looking statements to reflect events or circumstances occurring after the date of this discussion.

ADDITIONAL INFORMATION
         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101, Revenue Recognition in Financial Statement (SAB
101) which addresses certain criteria for revenue recognition. SAB 101, as amended by SAB 101A and SAB 101B, outlines the criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company must implement any applicable provisions of SAB 101 no later than the fourth quarter of the fiscal year ending December 31, 2000. The Company is currently evaluating the effect of SAB 101 on the Company's financial statements and current disclosures, but does not expect any significant effect.

         In September 2000, the Emerging Issues Task Force reached a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs (Issue 00-10). Issue 00-10, requires that all amounts billed to customers related to shipping and handling should be classified as revenues. In addition, Issue 00-10, specifies that the classification of shipping and handling cost is an accounting policy decision that should be disclosed pursuant to APB 22, Disclosure of Accounting Policies. A company may adopt a policy of including shipping and handling costs in cost of sales. If shipping and handling costs are not included in cost of sales, a company should disclose both the amount of such cost and the line item on the income statement which includes those costs. Issue 00-10 will be effective for the Company no later than the fourth quarter of the fiscal year ending December 31, 2000. As reported in Note 1 of the annual consolidated financial statements, currently, amounts billed to customer for shipping and handling fees are netted against the associated costs. Issue 00-10 will require a reclassification of prior period income statements which will increase both revenues and costs, but have no impact on reported income. The Company is currently evaluating any other effect of Issue 00-10 on the Company's financial statements and current disclosures.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         10.1     Fleet Bank Financing Documents

         10.2     Jeffrey A. Hutsell Release Agreement

         27       Financial Data Schedule for the Nine Months Ended
                  September 30, 2000.

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



                                    ENESCO GROUP, INC.
                                  (Registrant)



Date: November 14, 2000             /s/ John F. Cauley
                                        ---------------------------------------
                                        John F. Cauley
                                        Interim Chief Executive Officer



Date: November 14, 2000             /s/ Allan G. Keirstead
                                        ---------------------------------------
                                        Allan G. Keirstead
                                        Chief Administrative and Financial
                                        Officer

                                  EXHIBIT INDEX



Reg. S-K
Item 601          Exhibit
---------         -------

10.1              Fleet Bank Financing Documents

10.2              Jeffrey A. Hutsell Release Agreement

27                Financial Data Schedule for the
                  Nine Months Ended September 30, 2000