Form 10-K
period 2000-12-31
ENESCO GROUP INC
filed 2001-03-27
CIK 93542

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                          Commission file number 0-1349

                               ENESCO GROUP, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Massachusetts                            04-1864170
-------------------------------------      ----------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

    225 Windsor Drive, Itasca, Illinois                         60143
-------------------------------------------                ---------------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (630) 875-5300

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
      Title of each class                                 on which registered
      -------------------                               -----------------------
   Common Stock, par value $.125                        New York Stock Exchange
     per share, together with                            the Pacific Exchange
Associated Common Stock Purchase Rights
        ("Common Stock")

Securities registered pursuant to Section 12(g) of the Act:    None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant was $66,801,789 on January 31, 2001.

         The number of shares outstanding of the registrant's Common Stock as of March 16, 2001 was 13,648,408 shares.

         Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000 (the "2000 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement, dated March 16, 2001 (the "Proxy Statement"), for its Annual Meeting of Stockholders to be held on April 26, 2001.

                                    P A R T  I

ITEM 1. BUSINESS.

General

         We are a leading designer, importer and international distributor of creatively designed giftware items, including proprietary and licensed lines of collectibles and decorative accents. We sell branded gifts, collectibles and decorative accents at wholesale to independent retailers, mass marketers, catalogers and other distributors. Our products include diverse lines of branded porcelain bisque, cold cast and resin figurines, cottages, musicals, music boxes, ornaments, plush animals, waterballs, tableware and general home accessories. Our products are primarily produced by independent manufacturers in the Far East. In many instances, a factory's total capacity is devoted exclusively to Enesco's product.

         Enesco was incorporated in Massachusetts in 1931 as Stanley Home Products and changed its name to Stanhome Inc. in 1982. As part of a major corporate and operational restructuring in 1997, we sold our Hamilton Direct Response Group and Stanhome Direct Selling Group businesses. In 1998, our stockholders voted to change the company's name from Stanhome Inc. to Enesco Group, Inc. The company also relocated its principal executive offices from Westfield, Massachusetts to Itasca, Illinois, where its principal operating subsidiary, Enesco Corporation, was located.

         To complete our transformation into a singularly focused international designer and marketer of branded gifts, collectibles and decorative home accents, at the end of 1999 we merged certain of our direct and indirect subsidiaries, including Enesco Corporation, into Enesco Group, Inc. Our corporate offices are located at 225 Windsor Drive, Itasca, Illinois 60143-1225. Our telephone number at that location is (630) 875-5300.

Product

         Enesco's giftware, collectible and decorative accent product lines consist of approximately 10,000 items. These product lines are based in part on Enesco's collection of proprietary designs and in part on licenses Enesco and its subsidiaries have obtained from independent creative designers. Among Enesco's best known licensed lines are:

- Precious Moments              - Cherished Teddies           - Kim Anderson's Pretty as a Picture
- Harry Potter                  - Looney Tunes                - Powerpuff Girls
- Mary Engelbreit               - Country Living              - Julie Ueland
- John Deere                    - Walt Disney Company         - Wizard of Oz
- Coca-Cola                     - Mahogany Princess           - Funnybone Originals
- Raggedy Anne & Andy           - Calico Kittens              - Isabelle de Borchgrave

         Enesco's best known proprietary product lines include:

- Mary's Moo Moos               - Growing Up Girls            - Friends of the Feather
- Circle of Love                - Lilliput Lane               - Border Fine Arts

         For its collectible lines, including Precious Moments and Cherished Teddies, we introduce new items and limited edition pieces each year. To allow for these new introductions and to keep each line balanced, traditionally we have retired a number of the existing pieces from production each year. Retirement of an item usually increases the value of the item on the secondary market and supports the overall collectibility of the line. We base our decision to retire a piece on a number of factors, including consumer demand and marketing and manufacturing considerations.

         Enesco offers a wide range of other giftware and home accessory items to satisfy seasonal and non-seasonal consumer demand and to introduce new product designs that may develop into collectible product lines in the future. Mary's Moo Moos figurines, originally introduced in 1994, rapidly became a popular line and have achieved their own collectible status. Most of our products have suggested retail prices between $5 and $50.

Customers

         Our core customers are approximately 20,000 independent gift retailers worldwide. In addition, sales were made to national chains, mail order houses, television home shopping and department stores, including Carlton Cards stores, Avon, Fingerhut, Claire's, Barnes & Noble, Walgreens, Wal-Mart, K-Mart and Target. No single account represented more than 5% of Enesco's sales in 2000.

Sales and Marketing

         Throughout 2000, we analyzed our sales structure and how well it responded to a myriad of changes in the card and gift arena. We realized that to remain a leader in the industry, we needed to restructure the United States sales team to better partner with our retailers. This type of organizational redesign has proven successful in other areas of Enesco's sales division over the last two years.

         On November 1, 2000, we announced a major restructuring of our United States Retail Specialty Sales Division in an effort to build sales and better support our card, gift and collectible retailer base. Effective January 1, 2001, Enesco began utilizing an account management-focused sales team comprised of approximately 125 field sales employees, eliminating its historical structure of card and gift channel independent contractor sales representatives based throughout the United States. The majority of the new field sales organization is made up of former independent contractors, who received in-depth account management training as Enesco employees.

         Smaller accounts in the United States and those that are geographically remote, are handled by Enesco's inside sales account managers. They are trained to sell on the telephone to retailers, including prospecting for new accounts and contacting customers who have not been contacted by the field sales team in the past few years. We continue to utilize inside sales employees to manage our larger, national accounts.

         Each of Canada, France and the United Kingdom have their own employee sales organizations. Enesco also has agreements with foreign affiliates or distributors in Australia, Canada, Ecuador, France, Germany, Hong Kong, Indonesia, Japan, Lebanon, Malaysia, The Netherlands, New Zealand, Paraguay, Peru, Philippines, Singapore, South Korea, Taiwan, Thailand, the United Kingdom and Vietnam. In addition to selling various product lines itself in the U.K. and several other European countries, Enesco European Giftware Group Limited, a subsidiary of Enesco Group, Inc., with its headquarters located in Carlisle, Cumbria, England, oversees the operations of affiliated companies located in Germany and France and administers the collectors clubs that are based outside of North America.

Net international sales in 2000 decreased 12% compared to 1999 and comprised approximately 24% of the Company's sales in 2000, compared with approximately 23% in 1999 and 19% in 1998. See also Note 7 to Consolidated Financial Statements appearing on Page 26 of the 2000 Annual Report which is incorporated herein by reference.

         We believe that Enesco's general terms of sale are competitive in the giftware industry. On August 1, 2000, Enesco introduced a new retailer initiative in the United States called the Partners in Profit Program, primarily for the card, gift and collectible channels. The program simplified our type of account structure and allows all accounts to participate in volume based discount programs.

         We support the marketing efforts of our sales force with an active promotional program, including displays of our product lines in nine showrooms located throughout the United States, participation at trade and private shows held in major U.S. and foreign cities, trade and consumer advertising and annual catalogs. In addition, we maintain an interactive consumer information Internet website at www.enesco.com and maintain toll-free telephone lines for customers and consumers.

         Enesco's collectors clubs are an important component of its marketing program for its collectible product lines. Consumers may subscribe for exclusive product offerings and newsletters from any of Enesco's clubs. During 2000, the number of active memberships for the collectors clubs continued a downward trend.

Design and Production

         Enesco has a continuous program of new product development. New items are added to the product line only if they can be produced and marketed on a basis that meets our profitability criteria. We routinely utilize market research and test marketing to evaluate customer reaction to our new products. We also obtain information from our retail customers, sales force and product development staff on trends and consumer reaction. We believe that our ability to design, produce and market large numbers of new products annually provide a competitive advantage in the giftware industry, since product sales are in part dependent on our ability to identify and respond quickly to changing trends and to utilize our design and production systems to bring new product to market.

         The products included in the Lilliput Lane and Border Fine Arts lines are supplied in part by manufacturing plants owned by Enesco's subsidiaries operating in England and Scotland, respectively. Substantially all of Enesco's other product lines are produced by independent manufacturers in the Far East, under the supervision of personnel from Enesco's affiliate in Hong Kong, Enesco International (H.K.) Limited, and in the Philippines, Indonesia, Thailand, Europe and Canada. During 2000, Enesco's purchases from its three largest contract manufacturers accounted for approximately 34%, 26% and 11%, respectively, of its total purchases with no other single manufacturer accounting for more than 10% of Enesco's net purchases. During 2000, approximately 70% of Enesco's total product purchases came from manufacturing sources located in the People's Republic of China (P.R.C.), which enjoys most-favored nation status. While Enesco believes that there are other manufacturing sources available for its product lines, any loss or substantial reduction of sourcing capability from one or more of its predominant manufacturing facilities could have a significant short-term adverse effect on its importing and distribution operations.

         We require all manufacturing sources, whether affiliates or contract manufacturers, to comply with quality and labor standards established and enforced by Enesco.

Distribution

         In order to serve our customers located in the United States, and to a certain extent international customers as well, product is shipped by ocean freight from abroad and then by rail or truck to Enesco's warehouse facilities and distribution facility, located in Elk Grove Village, Illinois. The main warehouse facility also serves as Enesco's distribution facility and main showroom. Shipments from Enesco to its customers are handled by United Parcel Service and other commercial carriers.

Seasonality and Backlog

         In addition to our everyday gift products, we produce specially designed product for holiday seasons, including Christmas, Valentine's Day, Easter, Mother's Day, Father's Day, Halloween and Thanksgiving. The pattern of our sales is influenced by the shipment of seasonal merchandise. During 1999, our sales peaked in the second and third quarters. However, during 2000 sales peaked in the third and fourth quarters. This shift reflects the change in shipping patterns initiated in 2000 and the fourth quarter 2000 sales of Harry Potter products.

         In order to improve customer deliveries, improve customer service and reduce working capital in the United States, we changed our seasonal shipping patterns in 2000. New product introductions were grouped by occasion and shipped to arrive in retail stores based on a predetermined shipping schedule. Generally, product was purchased later and shipped to customers later allowing us to reduce inventory and reduce the use of extended terms offered to customers.

         At the end of 2000, Enesco had a backlog of orders totaling approximately $48 million, as compared to $50 million at the end of 1999. It is standard practice in the giftware industry, however, that orders are subject to amendment or cancellation by customers prior to shipment. Due to the many external factors that can impact the status of unshipped orders at any particular time, the comparison of backlog orders in any given year with those at the same date in a prior year is not necessarily indicative of sales performance for that year or for prospective sales results in future years. Backlog orders can also be affected by various programs used by Enesco to provide an incentive for its customers to place orders and accept shipments at specified times in the year.

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

Trademarks and Other Intellectual Property

         The intellectual property rights associated with Enesco's licensed product lines are materially important to our sales, especially the Precious Moments(R) and Cherished Teddies(R) lines, which accounted for approximately 38% and 14%, respectively, of Enesco's consolidated revenue from continuing operations during 2000, compared to 37% and 22%, respectively, for 1999 and 38% and 20% for 1998. The internal development and licensing of new product is expected to lessen our dependency on existing trademarks and copyrighted designs.

         We continuously enter into various license agreements relating to trademarks, copyrights, designs and products which enables us to market new items compatible with our product lines. Our licenses are either non-exclusive or exclusive for specific products in specified territories. Royalties are paid on licensed items and, in many cases, advance royalties and minimum guarantees are required by these license agreements.

         Protection of all of Enesco's intellectual property, whether owned or licensed, is important to our business. We maintain an aggressive and visible program to identify and challenge companies and individuals worldwide who infringe our registered trademarks and copyrighted designs.

Employees and Related Matters

         As of December 31, 2000, Enesco employed approximately 800 persons in the United States. Enesco's U.S.-based warehouse personnel employed as of that date are represented by Local Union No. 781 of the Teamsters under a contract that expires on June 30, 2001. Enesco believes that its labor relations are good. As of the same date, Enesco's foreign subsidiaries employed approximately 870 persons.

         Effective January 1, 2001, Enesco began utilizing an account management-focused sales team comprised of approximately 125 field sales employees, eliminating its historical structure of card and gift channel independent contractor sales representatives based throughout the United States. Enesco continues to utilize inside sales employees to manage national accounts and smaller accounts on a telemarketing basis.

Financial and Other Information

         Information required by this item is set forth in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning at Page 6 of the Annual Report, and "Notes to Consolidated Financial Statements" beginning at Page 17 of the Annual Report, and is incorporated herein by reference.

         On March 16, 2001, Enesco agreed to modify its credit agreement with Fleet National Bank. This included a modification of the financial covenants, which was agreed to on March 23, 2001. Enesco further agreed to modify the credit agreement on April 2, 2001 to reduce the commitment to $25 million and grant Fleet National Bank a security interest in inventory and accounts receivable. These modifications are not expected to have a material adverse effect on the liquidity of Enesco or its ability to meet anticipated requirements for working capital, dividends, capital expenditures or the stock repurchase program.

ITEM 2. PROPERTIES.

         Enesco owns its principal executive offices in the United States located at 225 Windsor Drive, Itasca, Illinois and its showroom, distribution and warehouse facilities in Elk Grove Village, Illinois. We also lease showrooms in eight other major market locations in the U.S. for the display of our products and a warehouse in West Chicago, Illinois.

         Most of the principal physical properties relating to the foreign subsidiaries of the Enesco Giftware Group are leased. These include Enesco European Giftware Group Limited, which leases manufacturing plants and warehouse facilities in Penrith, Workington, and Carlisle, Cumbria, England, and Langholm, Dumfriesshire, Scotland. These manufacturing facilities are generally operating at or near capacity. N.C. Cameron leases its office building in Mississauga, Ontario, Canada.

ITEM 3.  LEGAL PROCEEDINGS.

         In the ordinary course of Enesco's business, there have arisen various legal proceedings pending against Enesco and its subsidiaries. While we cannot predict the eventual outcome of these proceedings, we believe that none of these proceedings will have a material adverse impact upon the consolidated financial statements of Enesco.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The following persons are Executive officers of Enesco as of March 16, 2001:

                                                                                            Date First
Name                   Age     Positions                                                     Elected
----                   ---     ---------                                                     -------
Anne-Lee Verville      55      Chairman of the Board                                         1/17/01
                               Interim Chief Executive Officer
                                           and President                                     1/17/01
                               Member of the Governance Committee                            4/24/97
                               Member of the Executive
                               Committee                                                     4/27/95
                               Member of the Compensation and
                                           Stock Option Committee                            4/23/92
                               Member of the Audit Committee                                 6/06/91
                               Director                                                      6/05/91

         Prior to Ms. Verville's elections as Director, Chairman of the Board and Interim Chief Executive Officer of Enesco, she served as General Manager - Worldwide Education Industry for IBM Corp. in White Plains, NY from 1967 to 1997.

Eugene Freedman         76     Director                                                      9/04/97
                               Founding Chairman                                             9/02/98
                               Member of the Executive
                               Committee                                                     9/04/97

         Mr. Freedman previously served as Vice Chairman of Enesco from October, 1997 to September, 1998, Executive Vice President of Enesco from April, 1988 to September, 1998, and Vice President of Enesco from January, 1984 to April, 1998. He also served for many years as Chairman, President and Chief Executive Officer of Enesco Corporation, a subsidiary of Enesco Group, Inc., of which Mr. Freedman was a founder in 1959.

Jeffrey W. Lemajeur      39    Chief Financial Officer                                       2/01/01
                                         Treasurer                                           3/03/99

         Prior to Mr. Lemajeur's joining Enesco in January, 1999, he was the Vice President of Finance, Chief Financial Officer and Treasurer of Binks Sames Corporation, a manufacturer of spray equipment located in Franklin Park, Illinois, from 1991 to 1998.

Josette V. Goldberg      43    Senior Vice President, Human Resources
                                          and Administration                                 1/17/01
                               Senior Vice President, Human Resources                        1/19/00
                               Vice President, Human Resources                               6/02/99

         Prior to Ms. Goldberg's joining Enesco in February 1998, she was the Vice President of Human Resources for Household Finance Corporation, a consumer finance division of Household International from 1996 to 1998. Previously, she spent 11 years with Balcor Company, a real estate and property management division of American Express where she held the position of Senior Vice President of Human Resources and Administration.

M. Frances Durden        44    Clerk                                                         3/01/01
                               Vice President,
                               General Counsel and
                               Secretary

         Ms. Durden previously served as Corporate Counsel of Enesco from January, 1999 until February, 2001. Prior to Ms. Durden joining Enesco in January 1999, she served as Senior Vice President and General Counsel of Michael Anthony Jewelers, Inc. in Mt. Vernon, New York, from 1994 to January, 1999. Prior to that, she practiced corporate law with an Ohio law firm.

Charles E. Sanders       52    Assistant Treasurer                2/28/01

         Prior to Mr. Sanders joining Enesco in December, 2000, he served in various positions from 1971 to 2000, including Treasurer and Corporate Secretary with RDM Sports Group, Inc. in Atlanta, GA.

NOTE: All officers are elected for the ensuing year and until their successors are duly elected and qualified.


                                   P A R T  II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

         Information required by this item is set forth in the Section entitled "Stock Market, Dividend and Shareholder Information" appearing on page 32 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

         Information required by this item is set forth in the Section entitled "Financial Highlights Last Five Years" appearing on page 34 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         Information required by this item is set forth in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 6 through 11 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Information required by this item is set forth in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" appearing on page 11 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Information required by this item is set forth in the Financial Statements, together with the accompanying Notes and Report of Independent Public Accountants, appearing on pages 12 through 31 of the 2000 Annual Report and is incorporated herein by reference. Also incorporated herein by reference are the Quarterly Results (Unaudited) during 2000 and 1999 set forth on page 33 of the 2000 Annual Report.

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

ITEM 11.  EXECUTIVE COMPENSATION.

         Information required by this item is set forth under the captions "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Performance Graphs", "Compensation of Non- Employee Directors" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners

         Information required by this item is set forth under the caption "Our Largest Stockholders" and "Shares Held By Our Directors and Executive Officers" in the Company's Proxy Statement and is incorporated herein by reference.

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

         (a)(3) Exhibits. The exhibits required by this item are listed in the
Exhibit Index on pages 14 - 16 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10(a) to 10(w) in the Exhibit Index.

         (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.


FORWARD LOOKING STATEMENTS

         This Form 10-K including all information incorporated by reference into this Form 10-K, contains certain forward-looking statements within the meaning of the Federal securities laws. These forward-looking statements may include the words "believe," "expect," "plans" or similar words and are based in part on Enesco's reasonable expectations and are subject to a number of factors and risks, many of which are beyond Enesco's control. Enesco's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements contained in, and incorporated by reference into, this Form 10-K as a result of certain factors including, but not limited to, those set forth below. Readers should also carefully review any risk factors described in other documents that we file from time to time with the Securities and Exchange Commission:

     - Our ability to manufacture, increase capacity, source and ship new and continuing product in a timely manner and consumers' acceptance of those products at prices that will be sufficient to profitably recover development, manufacturing, marketing, royalty and other costs of the products;

     - economic conditions including retail sales, higher fuel prices, currency fluctuations and government regulation and other actions in the various markets in which we operate throughout the world;

     - the inventory policies of retailers, together with the increased reliance by retailers on quick response inventory management techniques, which increase the risk of underproduction of popular items, overproduction of less popular items and failure to achieve tight and compressed shipping schedules;

     - the impact of competition on revenues, margins and other aspects of Enesco's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees in a competitive environment.

         In light of these uncertainties and risks, there can be no assurance that the forward-looking statements in this Form 10-K will occur or continue in the future. Except for required, periodic filings under the Securities Exchange Act of 1934, Enesco undertakes no obligations to release publicly any revisions to these forward looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2001.

                               ENESCO GROUP, INC.
                                  (Registrant)


                             By:  /s/ Anne-Lee Verville
                                  ---------------------------------------------
                                    Anne-Lee Verville
                                    Interim President and Chief
                                    Executive Officer

                             By:  /s/ Jeffrey W. Lemajeur
                                  -------------------------
                                  Jeffrey W. Lemajeur
                                  Chief Financial Officer
                                  and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 23rd day of March, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                       Title
/s/ Homer G. Perkins        *                   Director
----------------------------
Homer G. Perkins


/s/ John F. Cauley          *                   Director
----------------------------
John F. Cauley


/s/ Anne-Lee Verville                           Chairman of the Board,
----------------------------                    Director and Interim Chief
Anne-Lee Verville                               Executive Officer and President


/s/ Judith R. Haberkorn     *                   Director
----------------------------
Judith R. Haberkorn


/s/ Donna Brooks Lucas      *                   Director
----------------------------
Donna Brooks Lucas


/s/ Eugene Freedman         *                   Founding Chairman and
----------------------------                    Director
Eugene Freedman


/s/ George R. Ditomassi     *                   Director
----------------------------
George R. Ditomassi


/s/ Thane A. Pressman       *                   Director
----------------------------
Thane A. Pressman


*By: /s/ Anne-Lee Verville
    ------------------------
     Anne-Lee Verville
     Attorney-In-Fact

                               ENESCO GROUP, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated by reference to "Report of Independent Public Accountants" on page 31 of the Enesco Group, Inc. 2000 Annual Report to Stockholders.

FINANCIAL STATEMENTS - All of which are incorporated by reference to the Enesco Group, Inc. 2000 Annual Report to Stockholders.

     Consolidated Balance Sheets as of December 31, 2000 and 1999

     Consolidated Statements of Income For the Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Retained Earnings For the Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows For the Years Ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements as of December 31, 2000, 1999 and 1998

     Quarterly Results (Unaudited)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON PAGE 12

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

Schedule
 Number             Description
 ------             -----------
II                  Valuation and Qualifying Accounts and Reserves For
                    Each of the Three Years Ended December 31, 2000(a)

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Enesco Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Enesco Group, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 21, 2001. Our audit was made for the purpose of forming an opinion of the consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

/s/ Arthur Andersen LLP


Chicago, Illinois
February 21, 2001

                      ENESCO GROUP, INC.                            SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2000

              Column A                                Column B         Column C                     Column D           Column E
                                                                       Additions

                                                     Balance at        Charged to    Charged to                       Balance at
                                                     Beginning of      Costs and        Other                           End of
            Description                                Period           Expenses       Accounts     Deductions          Period
            -----------                                ------           --------       --------     ----------          ------
FOR THE YEAR ENDED DECEMBER 31, 1998 (a)
Reserves which are deducted in the
balance sheet from assets to which they apply-

Reserves for uncollectible accounts                  $ 8,270,696       $ 3,017,927       $--       $ 4,077,335       $ 7,211,288

Reserves for returns and allowances (b)              $ 2,875,651       $12,217,896       $--       $13,004,365       $ 2,089,182

Accumulated amortization of other assets             $26,845,065       $ 3,194,815       $--       $   407,843       $29,632,037

Reserve for downsizing corporate headquarters        $12,813,000       $        --       $--       $ 2,261,000       $10,552,000

Reserve for discontinued operations                  $ 9,065,000       $        --       $--       $ 6,233,000       $ 2,832,000

FOR THE YEAR ENDED DECEMBER 31, 1999
Reserves which are deducted in the balance sheet from assets to which they apply-

Reserves for uncollectible accounts                  $ 7,211,288       $ 3,318,106       $--       $ 3,268,744       $ 7,260,650

Reserves for returns and allowances                  $ 2,089,182       $13,038,165       $--       $11,972,237       $ 3,155,110

Accumulated amortization of other assets             $29,632,037       $ 2,224,491       $--       $    15,025       $31,841,503

Reserve for downsizing corporate headquarters        $10,552,000       $        --       $--       $ 4,087,020       $ 6,464,980

Reserve for discontinued operations                  $ 2,832,000       $        --       $--       $   512,664       $ 2,319,336

FOR THE YEAR ENDED DECEMBER 31, 2000
Reserves which are deducted in the balance sheet from assets to which they apply-

Reserves for uncollectible accounts                  $ 7,260,650       $ 1,311,859       $--       $ 4,355,146       $ 4,217,363

Reserves for returns and allowances                  $ 3,155,110       $ 9,988,091       $--       $10,068,640       $ 3,074,561

Accumulated amortization of other assets             $31,841,503       $ 2,658,267       $--       $    55,058       $34,444,712

Reserve for downsizing corporate headquarters        $ 6,464,980       $        --       $--       $ 3,086,284       $ 3,378,696

Reserve for discontinued operations                  $ 2,319,336       $        --       $--       $ 1,994,735       $   324,601

NOTE:
(a) In 1998, the goodwill asset was written down by $46 million to fair value-this direct writedown of the asset is not reflected in this schedule.

(b) 1998 amounts restated to reflect all categories of sales returns, allowances and credits

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

   3 (b)* By-Laws as amended. (Exhibit 3 (b) to Form 10-Q filed for the period ended March 31, 1998 in Commission
                           File No. 0-1349.)

   4 (a)* Renewed Rights Agreement dated as of July 22, 1998 between Enesco Group, Inc. and Mellon Investor
                           Services L.L.C. (Exhibit 4 to Form 8-K filed on July
                           23, 1998 in Commission File No. 0-1349.)

  4 (b)*                   Warrant Agreement dated June 29, 2000 by and between
                           Enesco Group, Inc. and Warner Bros. (Exhibit 4 to
                           Form 10-Q filed for the period ended June 30, 2000 in Commission File No. 0-1349).

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

 10 (e)*                   1998 Chairman Stock Option Plan. (Exhibit 10(f) to
                           Form 10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

 10 (f)*                   Non-Employee Director Stock Plan. (Exhibit 10 to Form
                           10-Q filed for the period ended March 31, 1995 in Commission File No. 0-1349.)

 10 (g)*                   Enesco Group, Inc. 1999 Non-Employee Director Stock
                           Plan. (Exhibit 10(h) to form 10-K filed for the period ended December 31, 1998 in Commission File No.
                           0-1349.)

 10 (h)* Management Incentive Plan, as amended and restated effective January 1, 1999. (Exhibit 10(j) to Form
                           10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

 10 (i)*                   Notice of Intent to Terminate dated July 12, 2000 of
                           Allan G. Keirstead under Relocation Agreement.
                           (Exhibit 10 to Form 10-Q filed for the period ended
                           June 30, 2000 in Commission File No. 0-1349.)

 10 (j)                    Allan G. Keirstead Release Agreement.

 10 (k)* Jeffrey A. Hutsell Release Agreement. (Exhibit 10.2 to Form 10-Q filed for the period ended September 30, 2000 in Commission File No. 0-1349.)

 10 (l)*                   Peter R. Johnson Severance Agreement. (Exhibit 10 to
                           Form 10-Q filed for the period ended September 30, 1999 in Commission File No. 0-1349.)

 10 (m)* Form of Change in Control Agreement. (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1992 in Commission File No. 0-1349.) A substantially identical agreement exists with Eugene Freedman.

 10 (n)* Form of Change in Control Agreement with certain executive officers and non-executive officers
                           (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1991 in Commission File No.
                           0-1349.) Substantially identical agreements exist with Josette V. Goldberg and Jeffrey W. Lemajeur.

 10 (o)* Enesco Group, Inc. Supplemental Retirement Plan, as amended and restated, effective January 1, 1999.
                           (Exhibit 10(y) to Form 10-K filed for the period
                           December 31, 1998 in Commission File No. 0-1349.)

 10 (p)*                   Thomas E. Evangelista Release Agreement. (Exhibit
                           10(cc) to Form 10-K filed for the period ended
                           December 31, 1998 in Commission File No. 0-1349.)

 10 (q)*                   License Agreement between Precious Moments, Inc. and
                           Enesco Corporation. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1993 in Commission File
                           No. 0-1349.)

 10 (r)*                   First Amendment to License Agreement between Precious
                           Moments, Inc. and Enesco Corporation. (Exhibit 10(hh) to Form 10-K filed for the period ended December 31, 1997 in Commission File No. 0-1349.)

 10 (s)*                   Second Amendment to License Agreement between
                           Precious Moments, Inc. and Enesco Corporation.
                           (Exhibit 10(bb) to Form 10-K filed for the period ended December 31, 1998 in Commission File No.
                           0-1349.)

 10 (t)*                   Amended and Restated Senior Revolving Credit
                           Agreement dated August 23, 2000 by and between Enesco
                           Group, Inc. and Fleet National Bank. (Exhibit 10.1 to
                           Form 10-Q filed for the period ended September 30, 2000 in Commission File No. 0-1349.)

 10 (u)                    First Amendment to Amended and Restated Senior
                           Revolving Credit Agreement

 10 (v)                    Second Amendment to Amended and Restated Senior
                           Revolving Credit Agreement.

 10 (w)                    Third Amendment to Amended and Restated Senior
                           Revolving Credit Agreement.

 13                        Portions of the 2000 Annual Report to the
                           Stockholders of Enesco Group, Inc.

 21                        Subsidiaries of Enesco Group, Inc.

 23                        Consent of Arthur Andersen LLP

 24                        Power of Attorney



                           *Incorporated By Reference