Form 10-Q
period 2001-03-31
ENESCO GROUP INC
filed 2001-05-15
CIK 93542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

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

                                       N/A
      (Former name, address and fiscal year, if changed since last report)
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [x]        No [ ]

                                                  March 31,
                                            2001             2000
                                            ----             ----
Shares Outstanding:

Common Stock with                        13,653,809       13,531,755
 Associated Rights

                          PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                              MARCH 31,      DECEMBER 31,
                                                2001            2000
                                                ----            ----
ASSETS

CURRENT ASSETS:

Cash and certificates of deposit              $  2,103        $  4,006

Accounts receivable, net                        56,533          72,923

Inventories                                     60,655          60,491

Prepaid expenses                                 3,309           3,640

Current tax assets                              11,109          12,095
                                              --------        --------

    Total current assets                       133,709         153,155
                                              --------        --------

PROPERTY PLANT AND EQUIPMENT:

Property, plant and equipment, at cost          85,831          85,505

Less accumulated depreciation                   57,287          56,256
                                              --------        --------

    Property, plant and equipment, net          28,544          29,249
                                              --------        --------

OTHER ASSETS:

Goodwill and other intangibles, net             34,879          35,564
Other                                              948             947
Deferred income taxes                           12,389          12,564
                                              --------        --------

Total other assets                              48,216          49,075
                                              --------        --------

TOTAL ASSETS                                  $210,469        $231,479
                                              ========        ========





The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                MARCH 31,       DECEMBER 31,
                                                  2001             2000
                                                  ----             ----

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Notes and loans payable                        $  12,459         $  14,000

Accounts payable                                  13,374            17,867

Federal, state and foreign income taxes           31,789            35,154

Accrued expenses
    Payroll and commissions                        2,164             3,698
    Royalties                                      4,640             7,747
    Postretirement benefits                        4,541             4,407
    Other                                         10,622            11,351
                                               ---------         ---------

    Total current liabilities                     79,589            94,224
                                               ---------         ---------

LONG-TERM LIABILITIES:

Postretirement benefits                            5,569             6,065
Deferred income taxes                              4,687             5,497
                                               ---------         ---------
    Total long-term liabilities                   10,256            11,562
                                               ---------         ---------

SHAREHOLDERS' EQUITY:

Common stock                                       3,154             3,154

Capital in excess of par value                    48,458            48,711

Retained earnings                                334,175           337,615

Accumulated other comprehensive income            (6,234)           (4,388)
                                               ---------         ---------
                                                 379,553           385,092
Less - shares held in treasury, at cost         (258,929)         (259,399)
                                               ---------         ---------

    Total shareholders' equity                   120,624           125,693
                                               ---------         ---------

TOTAL LIABILITIES AND EQUITY                   $ 210,469         $ 231,479
                                               =========         =========





The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                     2001              2000
                                                                     ----              ----
Net revenues                                                      $  62,745         $  73,460
Cost of sales                                                        34,228            39,430
                                                                  ---------         ---------

Gross profit                                                         28,517            34,030
Selling, distribution, general and administrative expenses           34,051            32,642
                                                                  ---------         ---------

Operating profit (loss)                                              (5,534)            1,388

Interest expense                                                       (572)             (657)
Interest income                                                         122               153
Amortization of goodwill                                               (489)             (535)
Other income (expense)                                                   20               (75)
                                                                  ---------         ---------

Income (loss) before income taxes                                    (6,453)              274

Income tax expense (benefit)                                         (3,013)              110
                                                                  ---------         ---------

Net income (loss)                                                    (3,440)              164

Retained earnings, beginning of period                              337,615           326,305
Cash dividends, $.28 per share in 2000                                    -            (3,782)
                                                                  ---------         ---------

Retained earnings, end of period                                  $ 334,175         $ 322,687
                                                                  =========         =========

Earnings Per Common Share:
    Basic and diluted                                             $   (0.25)        $    0.01
                                                                  =========         =========






The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)



OPERATING ACTIVITIES:                                                 2001             2000
                                                                      ----             ----
Net income (loss)                                                   $ (3,440)        $    164
Adjustments to reconcile net income to net
    cash provided by operating activities                              4,036             (176)
                                                                    --------         --------

    Net cash provided (used) by operating activities                     596              (12)
                                                                    --------         --------

INVESTING ACTIVITIES:

Purchase of property, plant & equipment                               (1,059)          (1,200)
Proceeds from sales of property, plant & equipment                         -               74
                                                                    --------         --------

    Net cash provided (used) by investing activities                  (1,059)          (1,126)
                                                                    --------         --------

FINANCING ACTIVITIES:

Cash dividends                                                             -           (3,782)
Notes and loans payable                                               (1,541)            (893)
Common stock issuance                                                    217              509
                                                                    --------         --------

    Net cash used by financing activities                             (1,324)          (4,166)
                                                                    --------         --------

Effect of exchange rate changes on cash and cash equivalents            (116)            (131)
                                                                    --------         --------

Increase (decrease) in cash and cash equivalents                      (1,903)          (5,435)

Cash and cash equivalents, beginning of year                           4,006           10,819
                                                                    --------         --------

Cash and cash equivalents, end of quarter                           $  2,103         $  5,384
                                                                    ========         ========




The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The consolidated condensed financial statements and related notes included this report have been prepared by Enesco, without audit, except for the December 31, 2000 condensed balance sheet, which came from Enesco's Annual Report on Form 10-K for the year ended December 31, 2000, under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The information furnished reflects all normal recurring adjustments that are, in our opinion, necessary to a fair presentation of the results of operations and financial condition for the interim periods. Reclassifications were made to the 2000 financial statements to include shipping and handling costs billed to customers in revenues. Previously, shipping and handling costs billed to customers were netted against the related costs included in cost of sales. It is suggested that these condensed financial statements be read in conjunction with the financial statements and related notes to consolidated financial statements included in Enesco's Annual Report on Form 10-K for the year ended December 31, 2000.

1.   ACCOUNTING POLICIES:

Enesco's financial statements for the three months ended March 31, 2001 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 2000 consolidated financial statements included in our 2000 Annual Report on Form 10-K. We consider all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable are stated net of reserves for uncollectible accounts, returns and allowances of $6.7 million at March 31, 2001 and $7.3 million at December 31, 2000.

Enesco recognizes revenue when title passes to its customers which generally occurs when merchandise is turned over to the shipper. A provision for anticipated merchandise returns and allowances is recorded based upon historical experience. Amounts billed to customers for shipping and handling are included in revenue. License and royalty fees received by Enesco are recognized as revenue when earned.

Adoption of SAB 101 "Revenue Recognition" in the fourth quarter of 2000 and EITF 00-22 "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" in the first quarter of 2001 did not affect Enesco's accounting and reporting policies. In accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" (which was adopted in the fourth quarter 2000) Enesco classifies shipping and handling costs billed to customers as revenue and the related costs are classified as cost of sales. Revenue and cost of sales for the first quarter of 2000 were restated to include the shipping and handling costs billed to customers. Adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001 did not have a material impact on the results of operations or financial condition.

Enesco paid cash for interest and taxes as follows (in thousands):

                                                     Three Months Ended
                                                          March 31
                                                          --------
                                                     2001          2000
                                                     ----          ----

     Interest                                       $ 540         $ 570
     Income taxes                                   $  76         $ 588

2.   COMPREHENSIVE INCOME:

The other comprehensive income consists only of cumulative translation adjustments. Comprehensive income (loss) for the three months ended March 31, 2001 and 2000 was as follows (in thousands):

                                                                  Three Months Ended
                                                                       March 31
                                                                       --------
                                                                   2001         2000
                                                                   ----         ----
     Net income (loss)                                           $(3,440)     $   164
     Other comprehensive income (loss):
         Cumulative translation adjustments (no tax effects)      (1,846)        (503)
                                                                 --------------------
     Comprehensive income (loss)                                 $(5,286)     $  (339)
                                                                 ====================


3.   GEOGRAPHIC OPERATING SEGMENTS:

Enesco operates in one industry segment, predominately in two major geographic areas (United States and International). The following tables summarizes Enesco's operations by geographic area for the three months ended March 31, 2001 and 2000 (in thousands):

                                                       Three Months Ended
                                                            March 31
                                                            --------
                                                      2001            2000
                                                      ----            ----
NET SALES:
United States                                       $ 46,206        $ 56,488
United States intercompany                              (724)           (585)
International                                         17,549          18,014
International intercompany                              (286)           (457)
                                                    ------------------------
Total consolidated                                  $ 62,745        $ 73,460
                                                    ========================


OPERATING PROFIT (LOSS):
United States                                       $ (5,903)       $    278
International                                            369           1,110
                                                    ------------------------
Total consolidated                                  $ (5,534)       $  1,388
                                                    ========================

Transfers between geographic areas are made at the market value of the merchandise transferred. No single customer accounted for 5% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

There were no material changes in assets from the amount disclosed in Enesco's December 31, 2000 Annual Report and the basis of geographic area measurement of sales and operating profit did not change in 2001.

4.   INVENTORY CLASSES:

The major classes of inventories at March 31, 2001 and December 31, 2000 were as follows (in thousands):

                                                March 31,       December 31,
                                                  2001              2000
                                                  ----              ----

Raw materials and supplies                      $   639           $   574
Work in progress                                    101                87
Finished goods in transit                         9,115             9,483
Finished goods                                   50,800            50,347
                                                -------------------------
                                                $60,655           $60,491
                                                =========================


5.   CORPORATE HEADQUARTERS CLOSING RESERVE:

Enesco's corporate headquarters closing reserve, which was established in 1997, provided for severance and benefits payments due to terminated employees. During the first quarter of 2001, the Company made $600 thousand of payments which were charged against the corporate headquarters closing reserve. At March 31, 2001, $2.8 million remained in the reserve, the majority of which is for future severance payments.

6.   OTHER INCOME (EXPENSE):

Other income (expense) for the three months ended March 31, 2001 and 2000 consists of the following (in thousands):

                                                       Three Months Ended
                                                            March 31
                                                            --------

                                                       2001           2000
                                                       ----           ----

Foreign currency loss                                  $ (1)          $(57)
Gain (loss) on sale of fixed assets                       1             (3)
Miscellaneous                                            20            (15)
                                                       -------------------
                                                       $ 20           $(75)
                                                       ===================

7.   EARNINGS PER COMMON SHARE (BASIS OF CALCULATIONS):

Basic earnings per common share are based on the average number of common shares outstanding during the period covered. Diluted earnings per common share assumes, in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options and warrants using the treasury stock method.

The number of shares used in the earnings per share calculations for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                                       Three Months Ended
                                                            March 31
                                                            --------

                                                       2001           2000
                                                       ----           ----
Basic
     Average common shares outstanding                13,637         13,506

Diluted
     Stock options/warrants                                -              -
                                                      ---------------------

Average shares diluted                                13,637         13,506
                                                      =====================


The average number of shares outstanding for the first quarter of 2001 excluded the common stock equivalents of options and warrants since the impact on the reported net loss per share was antidilutive. Inclusion of the options and warrants would have increased the average shares outstanding by 86,000. The average shares outstanding for the first quarter of 2000 did not include common stock equivalents of options since the exercise price of all options exceeded the market price during the quarter.

8.   DERIVATIVE FINANCIAL INSTRUMENTS:

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No.
138. The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows derivative gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 on January 1, 2001 did not have a material impact on the consolidated financial condition or results of operations of Enesco.

Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco currently does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors its foreign currency exposures and ensures that the hedge contract amounts do not exceed the amounts of the underlying exposures.

Enesco's current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco's foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, the instruments are carried at fair value in the condensed consolidated balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Enesco's hedging activities did not have a material impact on Enesco's results of operations or financial condition during the quarter ended March 31, 2001.

9.   SUBSEQUENT EVENT:

On May 3, 2001 Enesco reduced its workforce in the United States by 120 positions, or approximately 14%. This workforce reduction affected union, non-union, clerical and professional employees and will generate annual savings of approximately $8 million. One-time severance costs approximating $500 thousand will be recorded in the second quarter of 2001.

10.  NEW PRESIDENT AND CEO:

Daniel DalleMolle was elected as President and Chief Executive Officer (CEO) of Enesco as of March 28, 2001. Mr. DalleMolle succeeded interim CEO Anne-Lee Verville. The President and CEO position had been vacant since the resignation of Jeffrey A. Hutsell on June 27, 2000. Mr. DalleMolle was also appointed to Class II of the Board of Directors on March 28, 2001. His Board term will expire on April 24, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               ENESCO GROUP, INC.
                        THREE MONTHS ENDED MARCH 31, 2001


The information set forth below should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included in Part I
- Item 1 of the Quarterly Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2000 which contains the audited financial statements and notes thereto for the years ended December 31, 2000, 1999, and 1998 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

RESULTS OF OPERATIONS:
First quarter 2001 sales decreased 15% compared to the same period in 2000. The majority of the decline continues to be focused in the United States card, gift, and collectible channels. Unfilled orders at the beginning of the year were down $2 million, or 4%, compared to the same period last year and new orders for the first quarter of 2001 were down 25% compared to 2000.

Enesco's Precious Moments lines represented approximately 45% of first quarter 2001 sales, compared to 43% in 2000 and the Cherished Teddies lines represented approximately 13% of 2001 sales, compared to 16% in 2000.

Net international sales decreased 2% and represented 28% of this year's first quarter sales compared to 24% in 2000. Local currency international sales were translated into United States dollars at lower exchange rates in 2001 versus 2000. If the year-to-date 2001 local currency sales were translated into United States dollars at the 2000 exchange rates, sales would have been approximately $1.4 million higher in 2001.

Unfilled orders (backlog) as of March 31, 2001, were down approximately $20 million, or 22%, compared to the same period last year. Orders received and approved by Enesco, are subject to cancellation for credit considerations, inventory shortages and customer requests.

The gross margin for the first quarter decreased compared to 2000 following the sales decrease. Enesco's gross profit margin expressed as a percentage of sales was 45% in 2001 compared to 46% in 2000. The decrease was due to lower margins in the United States due to product and sales channel mix, as all products and channels do not have the same gross margin.

Selling, distribution, general and administrative expenses increased 4% in the first quarter of 2001 versus 2000 and represented 54% of net sales in 2001 and 44% in 2000. The increase was due mainly to one-time costs of $1.8 million related to the United States sales force reorganization announced in November, 2000. The one-time costs of $1.8 million consisted of commissions on orders placed before January 1, 2001 that were shipped in 2001, as well as the hiring and training costs for approximately 200 employees. The 2001 expenses were a higher percentage of sales mainly due to the impact of lower sales on fixed costs.

Due to the above factors, the first quarter 2001 operating loss was $5.5 million compared to a $1.4 million operating profit last year with the majority of the decrease in the United States.

To address declining sales and operating income, Enesco is embarking on several profit improvement initiatives. The first initiative was announced in May 2001 to reduce the workforce in the United States by 120 positions, or 14%. The one-time costs for this workforce reduction will approximate $500 thousand and the workforce reduction will generate annual savings of approximately $8 million. Additionally, Enesco will restructure its Operations, Marketing and Sales Departments to improve efficiencies in the supply chain and product development cycle. The workforce reductions and restructuring will immediately reduce costs and are expected to better position Enesco for future growth.

INTEREST EXPENSE decreased in the first quarter of 2001 due to lower average borrowings and lower interest rates. Interest income was lower in the 2001 first quarter due to lower cash balances. Amortization of goodwill decreased in the 2001 first quarter based on the completion of an asset's amortization period at the end of 2000.

INCOME TAX benefit in the first quarter of 2001 was 46.7% of the pre-tax loss and the income tax provision for first quarter of 2000 was 40% of the pre-tax earnings. The higher effective rate reflects the impact of non-deductible expenses (goodwill) and the geographical mix of earnings. The actual effective tax rates are dependent upon numerous factors and actual results may vary.

INTERNATIONAL ECONOMIES AND CURRENCY:
The value of the U.S. dollar versus international currencies where Enesco conducts business impacts the results of these businesses. Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity. In addition to the currency risks, Enesco's international operations, including sources of imported products, are subject to risks of doing business abroad, including reliance on third party overseas manufacturers, import or export restrictions and changes in economic and political climates.

FINANCIAL CONDITION:
Enesco has historically satisfied its capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.

The major sources of funds in the first quarter of 2001 from operating activities were from depreciation, amortization, and lower accounts receivable due to lower sales. Accounts receivable days sales outstanding also decreased from 2000 due to more stringent domestic credit policies implemented in the third quarter of 2000. Accounts payable and accrued expenses decreased from year-end levels due to timing of payments and the impact of lower sales volumes. The corporate headquarters closing reserve at March 31, 2001 totaled $2.8 million, a decrease of $600 thousand from year-end. Due to the duration and timing of severance provisions and related benefits, the reserve will not be fully utilized until the first quarter of 2004. The reserve is expected to be utilized as follows: $1.4 million for remainder of 2001, $800 thousand reduction in 2002, $500 thousand reduction in 2003 and $100 thousand reduction in 2004.

Enesco has filed and continues to file tax returns with a number of taxing authorities worldwide. While we believe such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. Enesco has established accruals for tax assessments. These accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Based upon Enesco's current liquid asset position and credit facilities, Enesco believes it has adequate resources to fund any such assessments. To the extent accruals differ from actual assessments or when the open tax years are closed, the accruals will be adjusted through the provision for income taxes. The majority of the open tax years become closed at the end of December for the particular open year.

The major use of cash in investing activities in the first quarter of 2001 was for capital expenditures. Capital expenditures of $7 million are currently anticipated for 2001.

The major use of cash in financing activities in the first quarter of 2001 was the reduction of short term debt. The principal sources of Enesco's liquidity are its available cash balances, cash from operations and available financing alternatives.

In August 2000, Enesco entered into a $50 million revolving credit facility with Fleet National Bank to replace an existing credit facility. The Fleet credit agreement contains financial and operating covenants including restrictions on indebtedness and liens, selling property, repurchasing our stock and paying dividends. In addition, Enesco is required to satisfy consolidated net worth, fixed charge coverage ratio and leverage ratio tests at the end of each quarter.

In March 2001, Enesco agreed to modify its credit agreement with Fleet, which included a modification of the financial covenants. Enesco further agreed in April 2001, to modify the Fleet credit agreement to reduce the commitment to $25 million and to grant Fleet a security interest in inventory and accounts receivable. These modifications are not expected to have a material effect on Enesco's liquidity or the ability of Enesco to meet working capital requirements. Enesco is in the early stages of syndicating a new credit facility. Management expects the new credit facility to be in place by July 31, 2001.

CURRENT AND PENDING ACCOUNTING STANDARDS:
EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to Retailer" will become effective later this year. Enesco has determined that EITF 00-14 will not materially impact its results of operations and financial condition. The impact of EITF 00-25, while not expected to have a material impact, is currently under review.

Adoption of SAB 101 "Revenue Recognition" in the fourth quarter of 2000 and EITF 00-22 "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" in the first quarter of 2001 did not affect Enesco's accounting and reporting policies. In accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" (which was adopted in the fourth quarter 2000) Enesco classifies shipping and handling costs billed to customers as revenue and the related costs are classified as cost of sales. Revenue and cost of sales for the first quarter of 2000 were restated to include the shipping and handling costs billed to customers. Adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001 did not have a material impact on the results of operations or financial condition.

FORWARD LOOKING STATEMENTS:
This Form 10-Q including all information incorporated by reference into this Form 10-Q, contains certain forward-looking statements within the meaning of the Federal securities laws. These forward-looking statements may include the words "believe," "expect," "plans" or similar words and are based in part on Enesco's reasonable expectations and are subject to a number of factors and risks, many of which are beyond Enesco's control. Enesco's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements contained in, and incorporated by reference into, this Form 10-Q as a result of certain factors including, but not limited to, those set forth below. Readers should also carefully review any risk factors described in other documents that we file from time to time with the Securities and Exchange Commission:

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

In light of these uncertainties and risks, there can be no assurance that the forward-looking statements in this Form 10-Q will occur or continue in the future. Except for required, periodic filings under the Securities Exchange Act of 1934, Enesco undertakes no obligations to release publicly any revisions to these forward looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item either is set forth in Exhibit 13 to Enesco's Annual Report on Form 10-K for the year ended December 31, 2000, as updated by
Note 8 to the Consolidated Condensed Financial Statements included in Item 1 herein, or is immaterial. To manage Enesco's foreign currency risk, as of March 31, 2001 Enesco had entered into forward exchange agreements with a notional value of $14.2 million, the majority of which matured on April 2, 2001. The fair value is not significant.

                           PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)       The Annual Meeting of Stockholders was held on April 26, 2001.

(b)(c) The first matter voted upon at the meeting was the election of Directors. The members of Class III were standing for election to a three-year term expiring at the Annual Meeting in 2004. Upon motion duly made and seconded, it was voted to elect John F. Cauley, George Ditomassi and Anne-Lee Verville as Class III Directors for a three-year term expiring at the Annual Meeting in 2004 and until their successors are elected and qualified. The votes for each of the candidates were reported as follows:

            John F. Cauley        For:             12,141,975

                                  Withheld:           177,839

            George M. Ditomassi   For:             12,172,000

                                  Withheld:           147,814

            Anne-Lee Verville     For:             11,428,538

                                  Withheld:           891,276

          In addition, the following directors continue to serve on the Board:
          Daniel DalleMolle, Eugene Freedman, Judith R. Haberkorn, Donna Brooks Lucas, Homer G. Perkins, Thane A. Pressman.

          The second matter voted upon at the meeting was the approval and ratification of the Board's appointment of Arthur Andersen LLP as independent accountants for 2001. Upon motion duly made and seconded, it was voted that the appointment by the Board of Directors at its February 28, 2001 meeting of Arthur Andersen LLP, independent certified public accountants, as independent accountants for the Company for its fiscal year ending December 31, 2001 be ratified and approved. The votes for the independent accountants were reported as follows:

            Arthur Andersen LLP   For:             12,197,215

                                  Against:             95,144

                                  Abstain:             27,455

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)    Exhibits
     10.1 Fourth Amendment to Amended and Restated Senior Resolving Credit Agreement
     10.2   Daniel DalleMolle Employment Agreement

     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed by Enesco during the quarter for which this report is filed.

All other items hereunder are omitted because either such item is inapplicable or the response to it is negative.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ENESCO GROUP, INC.
                                  (Registrant)



Date: May 15, 2001                /s/ Daniel DalleMolle
                                  -----------------------------------------
                                  Daniel DalleMolle
                                  President and Chief Executive Officer





Date: May 15, 2001                /s/ Jeffrey W. Lemajeur
                                  -----------------------------------------
                                  Jeffrey W. Lemajeur
                                  Chief Financial Officer