Form 10-Q
period 2001-06-30
ENESCO GROUP INC
filed 2001-08-13
CIK 93542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
      Yes [x]        No [ ]
                                                          June 30,
                                                    2001            2000
                                                    ----            ----
Shares Outstanding:

Common Stock with                                 13,727,741     13,577,032
 Associated Rights

                          PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                           JUNE 30,           DECEMBER 31,
                                             2001                 2000
                                             ----                 ----
ASSETS

CURRENT ASSETS:

Cash and certificates of deposit           $  7,424             $  4,006

Accounts receivable, net                     61,544               72,923

Inventories                                  66,048               60,491

Prepaid expenses                              3,499                3,640

Current tax assets                           11,968               12,095
                                           --------             --------

    Total current assets                    150,483              153,155
                                           --------             --------

PROPERTY PLANT AND EQUIPMENT:

Property, plant and equipment, at cost       86,463               85,505

Less accumulated depreciation                58,804               56,256
                                           --------             --------

    Property, plant and equipment, net       27,659               29,249
                                           --------             --------

OTHER ASSETS:

Goodwill and other intangibles, net          34,421               35,564
Other                                         1,052                  947
Deferred income taxes                        12,175               12,564
                                           --------             --------

Total other assets                           47,648               49,075
                                           --------             --------

TOTAL ASSETS                               $225,790             $231,479
                                           ========             ========






The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                  JUNE 30,          DECEMBER 31,
                                                    2001                2000
                                                    ----                ----
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes and loans payable                          $  31,061           $  14,000

Accounts payable                                    11,708              17,867

Federal, state and foreign income taxes             31,777              35,154

Accrued expenses
    Payroll and commissions                          2,331               3,698
    Royalties                                        5,527               7,747
    Postretirement benefits                          3,852               4,407
    Other                                           11,027              11,351
                                                 ---------           ---------

    Total current liabilities                       97,283              94,224
                                                 ---------           ---------

LONG-TERM LIABILITIES:

Postretirement benefits                              5,028               6,065
Deferred income taxes                                4,655               5,497
                                                 ---------           ---------

    Total long-term liabilities                      9,683              11,562
                                                 ---------           ---------

SHAREHOLDERS' EQUITY:

Common stock                                         3,154               3,154

Capital in excess of par value                      48,086              48,711

Retained earnings                                  331,480             337,615

Accumulated other comprehensive income              (5,801)             (4,388)
                                                 ---------           ---------
                                                   376,919             385,092
Less - shares held in treasury, at cost           (258,095)           (259,399)
                                                 ---------           ---------

    Total shareholders' equity                     118,824             125,693
                                                 ---------           ---------

TOTAL LIABILITIES AND EQUITY                     $ 225,790           $ 231,479
                                                 =========           =========



The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                 2001          2000
                                                                 ----          ----
Net revenues                                                   $ 67,329      $ 73,296
Cost of sales                                                    35,158        43,059
                                                               --------      --------

Gross profit                                                     32,171        30,237
Selling, distribution, general and administrative expenses       34,048        34,358
                                                               --------      --------

Operating profit (loss)                                          (1,877)       (4,121)

Interest expense                                                   (669)         (738)
Interest income                                                      78           811
Amortization of goodwill                                           (487)         (534)
Other income (expense)                                              (94)          521
                                                               --------      --------

Income (loss) before income taxes                                (3,049)       (4,061)

Income tax expense (benefit)                                       (354)       (1,625)
                                                               --------      --------

Net income (loss)                                              $ (2,695)     $ (2,436)
                                                               ========      ========

Earnings (Loss) Per Common Share:
    Basic and diluted                                          $  (0.20)     $  (0.18)
                                                               ========      ========





The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                  2001           2000
                                                                  ----           ----
Net revenues                                                   $ 130,074      $ 146,756
Cost of sales                                                     69,386         82,489
                                                               ---------      ---------

Gross profit                                                      60,688         64,267
Selling, distribution, general and administrative expenses        68,099         67,000
                                                               ---------      ---------

Operating profit (loss)                                           (7,411)        (2,733)

Interest expense                                                  (1,241)        (1,395)
Interest income                                                      200            964
Amortization of goodwill                                            (976)        (1,069)
Other income (expense)                                               (74)           446
                                                               ---------      ---------

Income (loss) before income taxes                                 (9,502)        (3,787)

Income tax expense (benefit)                                      (3,367)        (1,515)
                                                               ---------      ---------

Net income (loss)                                                 (6,135)        (2,272)

Retained earnings, beginning of period                           337,615        326,305
Cash dividends, $.28 per share in 2000                                 -         (3,783)
                                                               ---------      ---------

Retained earnings, end of period                               $ 331,480      $ 320,250
                                                               =========      =========

Earnings (Loss) Per Common Share:
    Basic and diluted                                          $   (0.45)     $   (0.17)
                                                               =========      =========




The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    2001          2000
                                                                    ----          ----
OPERATING ACTIVITIES:

Net income (loss)                                                $ (6,135)     $ (2,272)
Adjustments to reconcile net income to net
    cash provided by operating activities                          (6,440)         (225)
                                                                 --------      --------

    Net cash provided (used) by operating activities              (12,575)       (2,497)
                                                                 --------      --------

INVESTING ACTIVITIES:

Purchase of property, plant & equipment                            (1,615)       (2,419)
Proceeds from sales of property, plant & equipment                      -            75
                                                                 --------      --------

    Net cash provided (used) by investing activities               (1,615)       (2,344)
                                                                 --------      --------

FINANCING ACTIVITIES:

Cash dividends                                                          -        (3,783)
Notes and loans payable                                            17,061          (251)
Common stock issuance                                                 679           737
                                                                 --------      --------

    Net cash provided (used) by financing activities               17,740        (3,297)
                                                                 --------      --------

Effect of exchange rate changes on cash and cash equivalents         (132)         (433)
                                                                 --------      --------

Increase (decrease) in cash and cash equivalents                    3,418        (8,571)

Cash and cash equivalents, beginning of year                        4,006        10,819
                                                                 --------      --------

Cash and cash equivalents, end of period                         $  7,424      $  2,248
                                                                 ========      ========




The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The consolidated condensed financial statements and related notes included in this report have been prepared by Enesco, without audit, except for the December 31, 2000 condensed balance sheet, which was included in Enesco's Annual Report on Form 10-K for the year ended December 31, 2000, filed under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and related notes included in Enesco's Annual Report on Form 10-K for the year ended December 31, 2000.

1.   ACCOUNTING POLICIES:

Enesco's financial statements for the three and six months ended June 30, 2001 have been prepared in accordance with the accounting policies described in Note 1 to the December 31, 2000 consolidated financial statements included in our 2000 Annual Report on Form 10-K. We consider all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable are stated net of reserves for uncollectible accounts and returns and allowances of $8.0 million at June 30, 2001 and $7.3 million at December 31, 2000.

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

Adoption of SAB 101 "Revenue Recognition" in the fourth quarter of 2000 and EITF 00-22 "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" in the first quarter of 2001 did not affect Enesco's accounting and reporting policies. In accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" (which was adopted in the fourth quarter 2000) Enesco classifies shipping and handling costs billed to customers as revenue and the related costs are classified as cost of sales. Revenues and cost of sales for the second quarter and first half of 2000 were restated by $1.6 million and $3.1 million, respectively, to include shipping and handling costs billed to customers. Adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001 did not have a material impact on the results of operations or financial condition.

Enesco paid cash for interest and taxes as follows (in thousands):

                                                  Six Months Ended
                                                      June 30
                                                      -------

                                                 2001          2000
                                                 ----          ----

     Interest                                  $ 1,216       $ 1,498
     Income taxes                              $   432       $ 1,278

2.   COMPREHENSIVE INCOME:

Other comprehensive income consists only of cumulative foreign currency translation adjustments. Comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 was as follows (in thousands):

                                                                Three Months Ended          Six Months Ended
                                                                      June 30                    June 30
                                                                      -------                    -------

                                                                 2001         2000         2001          2000
                                                                 ----         ----         ----          ----
     Net income (loss)                                         $(2,695)     $(2,436)     $(6,135)      $(2,272)
     Other comprehensive income (loss):
        Cumulative translation adjustments (no tax effects)        433       (1,297)      (1,413)       (1,800)
                                                               --------------------      ---------------------
                                                               $(2,262)     $(3,733)     $(7,548)      $(4,072)
                                                               ====================      =====================

3.   GEOGRAPHIC OPERATING SEGMENTS:

Enesco operates in one industry segment, predominately in two major geographic areas (United States and International). The following tables summarizes Enesco's operations by geographic area for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                  Three Months Ended             Six Months Ended
                                       March 31                       June 30
                                       --------                       -------

                                  2001           2000           2001           2000
                                  ----           ----           ----           ----
NET SALES:
United States                  $  49,091      $  53,845      $  95,297      $ 110,333
United States intercompany          (467)          (488)        (1,191)        (1,073)
International                     18,881         20,204         36,430         38,218
International intercompany          (176)          (265)          (462)          (722)
                               ------------------------      ------------------------
Total consolidated             $  67,329      $  73,296      $ 130,074      $ 146,756
                               ========================      ========================

OPERATING PROFIT (LOSS):
United States                  $  (3,103)     $  (5,166)     $  (9,006)     $  (4,888)
International                      1,226          1,045      $   1,595      $   2,155
                               ------------------------      ------------------------
Total consolidated             $  (1,877)     $  (4,121)     $  (7,411)     $  (2,733)
                               ========================      ========================

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

4.   INVENTORY CLASSES:

The major classes of inventories at June 30, 2001 and December 31, 2000 were as follows (in thousands):

                                    June 30,       December 31,
                                      2001             2000
                                      ----             ----

Raw materials and supplies          $   686          $   574
Work in progress                         92               87
Finished goods in transit             8,040            9,483
Finished goods                       57,230           50,347
                                    ------------------------
                                    $66,048          $60,491
                                    ========================


5.   CORPORATE HEADQUARTERS CLOSING RESERVE:

Enesco's corporate headquarters closing reserve, established in 1997, provided for severance and benefit payments due to terminated employees. During the first six months of 2001, the Company made $900 thousand of payments, which were charged against the corporate headquarters closing reserve. At June 30, 2001, $2.5 million remained in the reserve, the majority of which is for future severance payments.

6.   OTHER INCOME (EXPENSE):

Other income (expense) for the three and six months ended June 30, 2001 and 2000 consists of the following (in thousands):

                                       Three Months Ended     Six Months Ended
                                             June 30               June 30
                                             -------               -------

                                         2001       2000       2001       2000
                                         ----       ----       ----       ----

Foreign currency gain (loss)            $  16      $ (76)     $  15      $(133)
Gain (loss) on sale of fixed assets         -        (22)         1        (25)
Miscellaneous                            (110)       619        (90)       604
                                        ----------------      ----------------
                                        $ (94)     $ 521      $ (74)     $ 446
                                        ================      ================

7.   EARNINGS PER COMMON SHARE (BASIS OF CALCULATIONS):

Basic earnings per common share are based on the average number of common shares outstanding during the period. Diluted earnings per common share assumes, in addition to the above, a dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options and warrants calculated using the treasury stock method.

The number of shares used in the earnings per share calculations for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

                                        Three Months Ended     Six Months Ended
                                              June 30               June 30
                                              -------               -------

                                          2001       2000       2001       2000
                                          ----       ----       ----       ----
Basic
   Average common shares outstanding     13,701     13,559     13,671     13,533

Diluted
   Stock options/warrants                     -          -          -          -
                                         -----------------     -----------------

Average shares diluted                   13,701     13,559     13,671     13,533
                                         =================     =================


The average number of shares outstanding for 2001 and 2000 excluded the common stock equivalents relating to options and warrants since the impact of the reported net loss was antidilutive. Inclusion of the options and warrants would have increased the average shares outstanding for 2001 by approximately 1%. Also, the average shares outstanding for 2000 did not include common stock equivalents relating to options since the exercise price of all options exceeded the market price during the first half of 2000.

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

Enesco's current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco's foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, the instruments are carried at fair value in the condensed consolidated balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Enesco's hedging activities did not have a material impact on Enesco's results of operations or financial condition during the six months ended June 30, 2001.

9.   DOMESTIC WORKFORCE REDUCTION:

On May 3, 2001 Enesco reduced its workforce in the United States by 120 positions, or approximately 14%. This workforce reduction affected union, non-union, clerical and professional employees and will generate annual savings of approximately $8 million. One-time severance costs approximating $500 thousand were recorded in the second quarter of 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               ENESCO GROUP, INC.
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001


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

RESULTS OF OPERATIONS

Second quarter 2001 revenues were down approximately $6 million, or 8%, from the same period in 2000. Year to date sales for 2001 were down approximately $17 million, or 11%, from the year ago period. The majority of the revenue decline continues to be focused in United States card, gift and collectible channels.

International sales for the second quarter of 2001 were down $1.2 million, or 6%, from the same period in 2000. Year to date international sales for 2001 were down $1.5 million, or 4%, from the year ago period. International sales for 2001 were unfavorably impacted by the strength of the U.S. dollar versus local currencies. If foreign currency denominated sales for 2001 were translated into United States dollars at 2000 exchange rates, sales for the second quarter and first half would have been higher by $1.1 million and $2.5 million, respectively. In other words, year to date 2001 international sales in local currencies were up compared to 2000.

Unfilled orders (backlog) at the beginning of the year were down approximately $2 million, or 4%, compared to the year ago period. Net new orders for 2001, when compared to prior year, were down 11% for the second quarter and down 20% for the six-month period. Backlog at June 30, 2001 was down approximately $21 million, or 24%, from the same period last year. Orders received and accepted by Enesco are subject to cancellation for credit considerations, product availability and customer requests.

Enesco's Precious Moments lines represented approximately 42% of 2001 year to date sales compared to 43% for 2000 and the Cherished Teddies lines represented approximately 14% of 2001 year to date sales compared to 16% for 2000.

Gross margin for 2001 compared to 2000 increased $1.9 million, or 6%, for the second quarter and decreased $3.6 million, or 6%, for the first half. The 2000 results for the second quarter and year to date periods included a $2.9 million inventory write-down related to the termination of the Precious Moments acquisition. Gross profit margin for 2001 expressed as a percentage of sales, excluding the one-time $2.9 million charge in 2000, compares favorably with the margins for 2000. The improved gross margin for the second quarter (48% vs. 45%) and six-months (47% vs. 46%) reflects selected price increases as well as changes in product mix.

Selling, distribution, general and administrative (SD&A) expenses decreased $310 thousand, or 1%, for the second quarter and increased $1.1 million, or 2%, for the six-month period of 2001 versus 2000. Results for 2001 included one-time charges totaling $2.8 million, comprised of $2.3 million ($500 thousand in the second quarter and $1.8 million in the first quarter) for the U.S. sales force reorganization and a $500 thousand (second quarter) severance provision for the May 2001 domestic work force reduction. Likewise, second quarter 2000 results included one-time charges of $2.2 million for the termination of the Precious Moments acquisition and $2.8 million for executive severance offset by a gain of $2.7 million on the termination of supplemental retirement plans. Exclusive of one-time items, SD&A costs for 2001 were up $980 thousand, or 3%, for the second quarter and up $589 thousand, or 1%, for the six months from the comparable 2000 periods. The increase from 2000 reflects $1.7 million of increased domestic bad debt expense that exceeded cost reductions. SD&A costs, excluding one-time items, were 49% of sales for the second quarter of 2001 and 50% for the first six months of 2001, compared to 44% for both periods in 2000. Enesco expects to report a reduction in recurring operating expenses for the balance of 2001.

The operating loss of $1.9 million for the second quarter of 2001 was $2.2 million better than the operating loss of $4.1 million for the year ago period. For the first six months of 2001 the operating loss of $7.4 million was $4.7 million worse than the $2.7 million loss reported for 2000. These variances are based on the operating items described in the preceding paragraphs.

In the second quarter, Enesco initiated several courses of action aimed at improving operational performance and increasing shareholder value. The first initiative, announced in May 2001, reduced the U.S. workforce by 14% and will generate annual savings of approximately $8 million. One time costs associated with the workforce reduction totaled $500 thousand. Secondly, Enesco negotiated extended payment terms from certain vendors. Third, Enesco is in the process of restructuring its Operations, Marketing and Sales departments to generate efficiencies in the supply chain and product development cycle as well as improved customer service. Lastly, operating costs are being more closely scrutinized, unnecessary expenditures are being eliminated and all incremental spending must be cost-justified prior to being incurred.

Interest expense for 2001 was lower for both the quarter and year to date periods due to lower average borrowings and lower interest rates. Lower interest income in 2001 is mainly due to a non-recurring $675 thousand second quarter 2000 amount related to an expired warranty term. Amortization of goodwill was lower for both the quarter and year to date period due to completion of an asset's amortization period at the end of 2000. Other expenses for 2001 are higher due to the non-recurring $625 thousand gain on an expired warranty term recorded in the second quarter of 2000.

The income tax benefit for 2001 was 11.6% of the pre-tax loss for the second quarter and 35.4% of the pre-tax loss for the six-month period. The difference from the 40% rate for the three and six months periods in 2000 reflects the geographical mix of earnings and the impact of non-deductible goodwill amortization. The actual effective income tax rates are dependent upon numerous factors and actual results may vary.

INTERNATIONAL ECONOMIES AND CURRENCY:

The value of the U.S. dollar versus international currencies where Enesco conducts business impacts operating results. Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity. In addition to the currency risks, Enesco's international operations, including sources of imported products, are subject to risks of doing business abroad, including reliance on third party overseas manufacturers, import or export restrictions and changes in economic and political climates.

FINANCIAL CONDITION:

Enesco has historically satisfied its capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest during the third quarter and lowest at the beginning of the first quarter.

The major sources of funds, in the first six months of 2001, from operating activities were from depreciation, amortization, and lower accounts receivable due to lower sales. Accounts receivable days sales outstanding also decreased from 2000 due to more stringent domestic credit policies implemented in the third quarter of 2000. Accounts payable and accrued expenses decreased from year-end levels due to timing of payments and the impact of lower sales volumes. The corporate headquarters closing reserve at June 30, 2001 totaled $2.5 million, a decrease of $900 thousand from year-end. Due to the duration and timing of severance provisions and related benefits, the reserve will not be fully utilized until the first quarter of 2004. The reserve is expected to be utilized as follows: $1.1 million for the remainder of 2001, $800 thousand in 2002, $500 thousand in 2003 and $100 thousand in 2004.

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

The major use of cash in investing activities in the first six months of 2001 was for capital expenditures. Capital expenditures of approximately $5 million are currently anticipated for 2001. Year to date capital expenditures for 2001 totaled $1.6 million.

The major source of cash in financing activities in the first six months of 2001 was the increase in short term debt. The principal sources of Enesco's liquidity are its available cash balances, cash from operations and available financing alternatives.

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

In March 2001, Enesco agreed to modify its credit agreement with Fleet, which included modification of the financial covenants. Enesco further agreed, in April 2001, to modify the Fleet credit agreement to reduce the commitment to $25 million and to grant Fleet a security interest in inventory and accounts receivable. Enesco further amended the credit agreement with Fleet National Bank in June 2001 and August 2001. The amended agreement includes an assignment of a $10 million interest to a participant bank, an increased revolving credit commitment to $35 million, increased credit capacity to $50 million including a letter of credit facility of $15 million, an extension of the facility termination date and mortgages on two parcels of domestic real estate. These modifications are not expected to have a material effect on Enesco's liquidity or the ability of Enesco to meet working capital requirements. Enesco is in the process of extending the existing facility or syndicating a new credit facility. Management expects the new or extended credit facility to be in place in September, 2001.

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

Financial Accounting Standards (FAS) No. 141 "Business Combinations" and FAS 142 "Goodwill and Intangible Assets" were finalized on June 30, 2001. FAS 141 is not expected to have any impact on the historical financial statements of Enesco. We are evaluating the impact FAS 142 will have on Enesco's results of operations and financial position.

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



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item either is set forth in Exhibit 13 to Enesco's Annual Report on Form 10-K for the year ended December 31, 2000, as updated by
Note 8 to the Consolidated Condensed Financial Statements included in Item 1 herein, or is immaterial. To manage Enesco's foreign currency risk, as of June 30, 2001 Enesco had entered into forward exchange agreements with a notional value of $3 million that will mature within 90 days. The fair value is not significant.

                        PART II.     OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

          10.1 Fifth Amendment to Amended and Restated Senior Revolving Credit Agreement
          10.2 Borrower Note-LaSalle Bank
          10.3 Back-up L/C and B/A Demand Note-Fleet National Bank
          10.4 Mortgage, Assignment of Leases and Rents, and Security Agreement-Fleet National Bank
          10.5 Sixth Amendment to Amended and Restated Senior Revolving Credit Agreement


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



                                   ENESCO GROUP, INC.
                                   (Registrant)



Date:  August 13, 2001             /s/ Daniel DalleMolle
                                   -----------------------------------------
                                   Daniel DalleMolle
                                   President and Chief Executive Officer





Date:  August 13, 2001             /s/ Jeffrey W. Lemajeur
                                   -----------------------------------------
                                   Jeffrey W. Lemajeur
                                   Chief Financial Officer