Form 10-Q
period 2001-09-30
ENESCO GROUP INC
filed 2001-11-14
CIK 93542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
[Mark One]

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to       .
                                                -----    -----

                          Commission File Number 0-1349

                               Enesco Group, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                                    04-1864170
------------------------------------              -----------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

225 Windsor Drive, Itasca, Illinois                            60143
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                  630-875-5300
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)
------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]        No [ ]
                                                          September 30,
                                                      2001             2000
                                                      ----             ----
Shares Outstanding:

Common Stock with                                  13,745,990       13,590,191
 Associated Rights

                         PART 1. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     SEPTEMBER 30,                DECEMBER 31,
                                         2001                        2000
                                       ---------                   ---------
ASSETS

CURRENT ASSETS:

Cash and certificates of deposit       $   3,918                   $   4,006

Accounts receivable, net                  79,504                      72,923

Inventories                               65,744                      60,491

Prepaid expenses                           2,927                       3,640

Current tax assets                        11,866                      12,095
                                       ---------                   ---------

    Total current assets                 163,959                     153,155
                                       ---------                   ---------

PROPERTY PLANT AND EQUIPMENT:

Property, plant and equipment, at cost    87,614                      85,505

Less accumulated depreciation             59,947                      56,256
                                       ---------                   ---------

    Property, plant and equipment, net    27,667                      29,249
                                       ---------                   ---------

OTHER ASSETS:

Goodwill, net                             33,954                      35,564
Other                                      1,038                         947
Deferred income taxes                     12,906                      12,564
                                       ---------                   ---------

Total other assets                        47,898                      49,075
                                       ---------                   ---------

TOTAL ASSETS                           $ 239,524                   $ 231,479
                                       =========                   =========


The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                     September 30,               December 31,
                                         2001                        2000
                                       ---------                   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes and loans payable                $  23,945                   $  14,000

Accounts payable                          24,347                      17,867

Federal, state and foreign income taxes   34,432                      35,154

Accrued expenses
    Payroll and commissions                1,269                       3,698
    Royalties                              7,481                       7,747
    Postretirement benefits                3,290                       4,407
    Other                                 11,685                      11,351
                                       ---------                   ---------
    Total current liabilities            106,449                      94,224
                                       ---------                   ---------

LONG-TERM LIABILITIES:

Postretirement benefits                    4,634                       6,065
Deferred income taxes                      4,623                       5,497
                                       ---------                   ---------
    Total long-term liabilities            9,257                      11,562
                                       ---------                   ---------

SHAREHOLDERS' EQUITY:

Common stock                               3,154                       3,154

Capital in excess of par value            47,990                      48,711

Retained earnings                        335,850                     337,615

Accumulated other comprehensive income    (5,287)                     (4,388)
                                       ----------                  ---------
                                         381,707                     385,092

Less - shares held in treasury, at cost (257,889)                   (259,399)
                                       ----------                  ---------
    Total shareholders' equity           123,818                     125,693
                                       ----------                  ---------

TOTAL LIABILITIES AND EQUITY           $ 239,524                   $ 231,479
                                       =========                   =========


The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                          2001                        2000
                                       ---------                   ---------

Net revenues                           $  77,812                   $  88,247
Cost of sales                             45,479                      49,697
                                       ---------                   ---------

Gross profit                              32,333                      38,550
Selling, distribution, general and
  administrative expenses                 24,436                      32,263
Amortization of goodwill                     487                         532
                                       ---------                   ---------

Operating profit                           7,410                       5,755

Interest expense                            (502)                     (1,088)
Interest income                               43                          79
Other income (expense), net                 (145)                        117
                                       ---------                   ---------

Income before income taxes                 6,806                       4,863

Income tax expense                         2,436                       1,945
                                       ---------                   ---------

Net income                             $   4,370                   $   2,918
                                       =========                   =========

Earnings Per Common Share:
  Basic                                $    0.32                   $    0.21
                                       =========                   =========
  Diluted                              $    0.31                   $    0.21
                                       =========                   =========

The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                          2001                        2000
                                       ---------                   ---------

Net revenues                           $ 207,886                   $ 235,003
Cost of sales                            114,865                     132,186
                                       ---------                   ---------

Gross profit                              93,021                     102,817
Selling, distribution, general and
  administrative expenses                 92,535                      99,263
Amortization of goodwill                   1,463                       1,601
                                       ---------                   ---------
Operating profit (loss)                     (977)                      1,953

Interest expense                          (1,743)                     (2,483)
Interest income                              243                       1,043
Other income (expense), net                 (219)                        563
                                       ---------                   ---------

Income (loss) before income taxes         (2,696)                      1,076

Income tax expense (benefit)                (931)                        430
                                       ---------                   ---------

Net income (loss)                         (1,765)                        646

Retained earnings, beginning of period   337,615                     326,305
Cash dividends, $.28 per share in 2000         -                      (3,783)
                                       ---------                   ---------

Retained earnings, end of period       $ 335,850                   $ 323,168
                                       =========                   =========

Earnings (Loss) Per Common Share:
    Basic and diluted                  $   (0.13)                  $    0.05
                                       =========                   =========



The accompanying notes are an integral part of these condensed financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                 (IN THOUSANDS)


OPERATING ACTIVITIES:                    2001                         2000
                                       ---------                   ---------
Net income (loss)                      $  (1,765)                  $     646
Adjustments to reconcile net
  income to net cash provided by
  operating activities                    (6,568)                    (13,296)
                                       ---------                   ---------
    Net cash provided (used) by
      operating activities                (8,333)                    (12,650)
                                       ---------                   ---------

INVESTING ACTIVITIES:

Purchase of property, plant
  & equipment                             (2,452)                     (3,235)
Proceeds from sales of property,
  plant & equipment                            -                          74
                                       ---------                   ---------
    Net cash provided (used) by
      investing activities                (2,452)                     (3,161)
                                       ---------                   ---------

FINANCING ACTIVITIES:

Cash dividends                                 -                      (3,783)
Net change in notes and loans payable      9,945                      12,863
Common stock issuance proceeds               790                       1,343
                                       ---------                   ---------
    Net cash provided (used) by
      financing activities                10,735                      10,423
                                       ---------                   ---------
Effect of exchange rate changes on
  cash and cash equivalents                  (38)                       (669)
                                       ---------                   ---------
Increase (decrease) in cash and
  cash equivalents                           (88)                     (6,057)
Cash and cash equivalents, beginning
  of year                                  4,006                      10,819
                                       ---------                   ---------
Cash and cash equivalents, end
  of period                            $   3,918                   $   4,762
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

1.       ACCOUNTING POLICIES:

Enesco's financial statements for the three and nine months ended September 30, 2001 have been prepared in accordance with the accounting policies described in
Note 1 to the December 31, 2000 consolidated financial statements included in our 2000 Annual Report on Form 10-K. We consider all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable are stated net of reserves for uncollectible accounts and returns and allowances of $6.8 million at September 30, 2001 and $7.3 million at December 31, 2000.

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

Enesco had historically classified amortization expense as a non-operating item and will be classifying amortization expense as an operating expense going forward. However, amortization of goodwill will cease after 2001 per a new accounting standard. All periods presented have been reclassified to conform with the current presentation.

Adoption of SAB 101 "Revenue Recognition" in the fourth quarter of 2000 and EITF 00-22 "Accounting for Points and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" in the first quarter of 2001 did not affect Enesco's accounting and reporting policies. In accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" (which was adopted in the fourth quarter of 2000) Enesco classifies shipping and handling costs billed to customers as revenue and the related costs are classified as cost of sales. Revenues and cost of sales for the third quarter and first nine months of 2000 were restated by $1.9 million and $5.0 million, respectively, to include shipping and handling costs billed to customers. Adoption of SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001 did not have a material impact on the results of operations or financial condition.

Enesco made cash payments for interest and income taxes as follows (in thousands):

                                                 Nine Months Ended
                                                   September 30
                                                   ------------
                                          2001                       2000
                                       ---------                   ---------
Interest                               $   1,682                   $   2,162
Income taxes                           $     739                   $   1,337



2.       COMPREHENSIVE INCOME:
Other comprehensive income consists only of cumulative foreign currency translation adjustments. Comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 was as follows (in thousands):

                             Three Months Ended           Nine Months Ended
                                September 30                 September 30
                                ------------                 ------------
                             2001         2000            2001         2000
                             ----         ----            ----         ----
Net income (loss)          $ 4,370      $ 2,918        $ (1,765)     $    646
Other comprehensive
  income (loss):
    Cumulative translation
      adjustments (no
      tax effects)             514         (473)           (899)       (2,273)
                           --------------------        ----------------------
                           $ 4,884      $ 2,445        $ (2,664)     $ (1,627)
                           ====================        ======================


3.       GEOGRAPHIC OPERATING SEGMENTS:

Enesco operates in one industry segment, predominately in two major geographic areas (United States and International). The following tables summarizes Enesco's operations by geographic area for the three and nine months ended September 30, 2001 and 2000 (in thousands):


                            Three Months Ended             Nine Months Ended
                               September 30                   September 30
                               ------------                   ------------
                             2001         2000            2001         2000
                             ----         ----            ----         ----
NET SALES:
United States              $56,878      $66,902        $152,175      $177,235
United States intercompany    (376)        (438)         (1,567)       (1,511)
International               21,441       21,959          57,871        60,177
International intercompany    (131)        (176)           (593)         (898)
                           --------------------        ----------------------
Total consolidated         $77,812      $88,247        $207,886      $235,003
                           ====================        ======================

OPERATING PROFIT (LOSS):
United States              $ 5,243      $ 3,567        $ (4,357)     $ (2,002)
International              $ 2,167      $ 2,188        $  3,380      $  3,955
                           --------------------        ----------------------
Total consolidated         $ 7,410      $ 5,755        $   (977)     $  1,953
                           ====================        ======================


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

4.       INVENTORY CLASSES:

The major classes of inventories at September 30, 2001 and December 31, 2000 were as follows (in thousands):

                                               September 30,     December 31,
                                                   2001             2000
                                                   ----             ----
Raw materials and supplies                     $    696          $    574
Work in progress                                     72                87
Finished goods in transit                         4,588             9,483
Finished goods                                   60,388            50,347
                                               --------------------------
                                               $ 65,744          $ 60,491
                                               ==========================


5.      CORPORATE HEADQUARTERS CLOSING RESERVE:

Enesco's corporate headquarters closing reserve, established in 1997, provided for severance and benefit payments due to terminated employees. During the first nine months of 2001, the Company made $1.8 million of payments, which were charged against the corporate headquarters closing reserve. At September 30, 2001, $1.6 million remained in the reserve, almost all of which is for future severance payments and related payroll taxes.

6.       OTHER INCOME (EXPENSE):

Other income (expense) for the three and nine months September 30, 2001 and 2000 consists of the following (in thousands):

                                        Three Months Ended   Nine Months Ended
                                           September 30         September 30
                                           ------------         ------------
                                          2001      2000       2001     2000

Foreign currency gain (loss)            $   (7)    $  (6)     $   8     $ (139)
Gain (loss) on sale of fixed assets         (5)        -         (4)       (25)
Miscellaneous                             (133)      123       (223)       727
                                        ----------------      ----------------
                                        $ (145)    $ 117      $(219)    $  563
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

The number of shares used in the earnings per share calculations for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

                                      Three Months Ended    Nine Months Ended
                                         September 30          September 30
                                         ------------          ------------
                                       2001        2000     2001         2000
                                       ----        ----     ----         ----
Basic
   Average common shares outstanding  13,737      13,583   13,692       13,548

Diluted
   Stock options/warrants                157         157        -           63
                                      ------------------   -------------------

Average shares diluted                13,894      13,740   13,692       13,611
                                      ==================   ===================


The average number of diluted shares outstanding for 2001 and 2000 includes common stock equivalents relating to options and warrants except for the nine months ended September 30, 2001 since the impact of the reported net loss was antidilutive. Had Enesco reported a profit for the nine months ended September 30, 2001, the number of average shares diluted would have increased by 138 thousand. Also, options to purchase 2.6 million and 2.3 million shares were outstanding during 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

8.       DERIVATIVE FINANCIAL INSTRUMENTS:

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

Enesco's current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco's foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS No. 133, the instruments are carried at fair value in the condensed consolidated balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Enesco's hedging activities did not have a material impact on Enesco's results of operations or financial condition during the three and nine months ended September 30, 2001.

9.       WORKFORCE REDUCTIONS:

On May 3, 2001 Enesco reduced its workforce in the United States by 120 positions, or approximately 14%. This workforce reduction affected union, non-union, clerical and professional employees and will generate annual savings of approximately $8 million. One-time severance costs approximating $500 thousand were recorded in the second quarter of 2001. On August 29, 2001 Enesco reduced its workforce in the United States by an additional 45 positions generating an estimated $3.5 million of annual savings. In September 2001 Enesco closed a manufacturing plant in the United Kingdom (U.K.), also eliminating approximately 45 positions. The closing of the manufacturing site is expected to save $700 thousand annually. The one-time costs associated with the third quarter U.S. and U.K. workforce reductions totaled $360 thousand. As of September 30, 2001, $260 thousand remains to be paid to former employees relating to the 2001 workforce reductions out of the $860 thousand provision.

10.      NEW PRESIDENT AND CEO:

Daniel DalleMolle was elected as President and Chief Executive Officer (CEO) of Enesco as of March 28, 2001. Mr. DalleMolle succeeded interim CEO Anne-Lee Verville. The President and CEO position had been vacant since June 27, 2000. Mr. DalleMolle was also appointed to Class II of the Board of Directors on March 28, 2001. His Board term will expire on April 24, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               ENESCO GROUP, INC.
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001


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

RESULTS OF OPERATIONS
Third quarter 2001 revenues were down approximately $10 million, or 12%, from the same period in 2000. Year to date sales for 2001 were down approximately $27 million, or 12%, from the comparable 2000 period. The majority of the revenue decline continues to be focused in United States card, gift and collectible channels.

International sales for the third quarter of 2001 were down $.5 million, or 2%, from the same period in 2000. Year to date international sales for 2001 were down $2.0 million, or 3%, from the comparable 2000 period. International sales for 2001 were unfavorably impacted by the strength of the U.S. dollar versus local currencies. If foreign currency denominated sales for 2001 were translated into United States dollars at 2000 exchange rates, sales for the third quarter and first nine months would have been higher by $.6 million and $3.1 million, respectively. In other words, third quarter and year to date 2001 international sales in local currencies were up compared to 2000.

Unfilled orders (backlog) at the beginning of the year were down approximately $2 million, or 4%, compared to the year ago period. Net new orders for 2001, when compared to 2000, were down 40% for the third quarter and down 26% for the nine-month period. Backlog at September 30, 2001 was down approximately $45 million, or 53%, from the same period last year. The decrease in backlog and third quarter orders relates to the unprecedented demand for Harry Potter products introduced to retailers in the third quarter of 2000. Enesco shipped approximately $20 million of

Harry Potter products in the fourth quarter of 2000, the fastest product launch in the Company's history. Also contributing to the decreases were continuing soft demand in the core U.S. card and gift channel and a noticeable reduction in orders received after the tragic events on September 11, 2001. As a result of the order and backlog shortfalls, fourth quarter 2001 revenue is expected to be less than fourth quarter 2000 revenue. Orders received and accepted by Enesco are subject to cancellation for credit considerations, product availability and customer requests.

Enesco's Precious Moments lines represented approximately 39% of 2001 year to date sales compared to 40% for 2000 and the Cherished Teddies lines represented approximately 13% of 2001 year to date sales compared to 15% for 2000.

Gross profit for 2001 compared to 2000 decreased $6.2 million, or 16%, for the third quarter and decreased $9.8 million, or 10%, for the first nine months. The 2000 results for the second quarter and year to date periods included a $2.9 million inventory write-down related to the termination of the Precious Moments acquisition. The year to date gross profit margin expressed as a percentage of sales was 45% in 2001 and 45% for 2000, excluding the one-time $2.9 million charge in 2000. The lower gross margin percentage for the third quarter (42% in 2001 vs. 44% in 2000) relates to the higher proportion of direct import sales to major account customers in 2001 compared to 2000. The direct import sales have inherently lower margins but require no working capital investment such as inventory and receivables or any distribution expense.

Selling, distribution, general and administrative (SD&A) expenses decreased $7.8 million, or 24%, for the third quarter and decreased $6.7 million, or 7%, for the nine-month period of 2001 versus 2000. Results for 2001 included one-time charges totaling $3.2 million, comprised of $2.3 million for the U.S. sales force reorganization (recorded in the first and second quarter) and $860 thousand for severance provisions ($500 thousand in the second quarter and $360 thousand in the third quarter). The U.S. sales force reorganization costs were primarily commissions earned in 2001 by former independent contractors for orders placed before January 1, 2001 but shipped during 2001. Commissions are earned and recorded as expense when orders are shipped. There were also some costs relating to hiring and sales account management training in January of 2001. All of the sales force reorganization costs were expensed as incurred. Likewise, second quarter 2000 results included one-time charges of $2.2 million for the termination of the Precious Moments acquisition and $2.8 million for executive severance offset by a gain of $2.7 million on the termination of supplemental retirement plans. Exclusive of one-time items, SD&A costs for 2001 were down $8.2 million, or 25%, for the third quarter and down $7.6 million, or 8%, for the nine months from the comparable 2000 periods. The decrease from 2000 reflects numerous cost reductions partially offset by higher domestic bad debt expense early in 2001. SD&A costs, excluding one-time items, were 31% of sales for the third quarter of 2001 and 43% for the first nine months of 2001, compared to 37% for the third quarter of 2000 and 41% for the first nine months of 2000. Enesco expects to report continued reductions in recurring operating expenses going forward.

Amortization of goodwill was lower for the quarter by $45 thousand and the year to date period by $138 thousand due to the completion of an asset's amortization period at the end of 2000. Enesco had historically classified amortization expense as a non-operating item and will be classifying amortization expense as an operating expense going forward. However, amortization of goodwill will cease after 2001 per a new accounting standard. All periods presented have been reclassified to conform with the current presentation.

The operating profit of $7.4 million for the third quarter of 2001 was a $1.6 million improvement from the operating profit of $5.8 million for the year ago period. For the first nine months of 2001, the operating loss of $1 million was $3.0 million unfavorable compared to the $2.0 million operating profit reported for 2000. These variances are due to the operating items described in the preceding paragraphs.

Since the beginning of the second quarter, Enesco has initiated several courses of action aimed at improving operational performance and increasing shareholder value:

- The first initiative, announced in May 2001, reduced the U.S. workforce by 14% and will generate annual savings of approximately $8 million. One time costs associated with the May workforce reduction totaled $500 thousand.

-     Enesco negotiated extended payment terms from certain Far East vendors.

- Enesco is restructuring its Operations, Marketing and Sales departments to generate efficiencies in the supply chain and product development cycle as well as improved customer service.

- Enesco announced a further domestic workforce reduction in August 2001 eliminating approximately 45 positions generating an estimated $3.5 million of annual savings.

- Enesco closed a U.K. manufacturing site in September 2001, also eliminating approximately 45 positions. The closing of the U.K. manufacturing site is expected to save $700 thousand annually. The one-time costs associated with the third quarter U.S. and U.K. workforce reductions totaled $360 thousand.

- Enesco is adding 20 field sales employees in the United States that will be compensated on a commission basis while reducing its telesales force by 14 positions. We expect the net effect to be increased customer service levels and market penetration. Also, high-end home decor items will be sold by independent representative groups who have customers in channels not currently served by Enesco's domestic giftware and collectible sales force.

- Operating costs are being more closely scrutinized, unnecessary expenditures are being eliminated and all incremental spending must be cost-justified prior to being incurred.

Interest expense for 2001 was lower by $586 thousand for the quarter and $740 thousand year to date due to lower average borrowings and lower interest rates. Lower interest income in 2001 is mainly due to a non-recurring $675 thousand second quarter 2000 amount related to an expired warranty term. Other expenses for 2001 are higher due to the non-recurring $625 thousand gain on an expired warranty term recorded in the second quarter of 2000.

Income tax expense for 2001 was 35.8% of the pre-tax income for the third quarter and 34.5% of the pre-tax loss for the nine-month period. The difference from the 40% rate for the three and nine months periods in 2000 reflects the geographical mix of earnings and the impact of non-deductible goodwill amortization. The actual effective income tax rates are dependent upon numerous factors and actual results may vary.

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

FINANCIAL CONDITION:
Enesco has historically satisfied its capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter.

The major sources of funds from operating activities in the first nine months of 2001 were depreciation, amortization, and increased accounts payable. The major uses of funds from operating activities in the first nine months of 2001 were increased accounts receivable, increased inventory and lower accrued expenses. To stimulate sales, Enesco began offering some domestic dating programs to its retailers in the third quarter of 2001. These programs extend the payment due date for shipments allowing the retailer a chance to sell the item to a consumer prior to paying Enesco. The marginal impact of the dating programs is that as sales increase, accounts receivable increase and days sales outstanding also increase. Inventory has increased due to a seasonal buildup as well as Enesco's decision to take an inventory position for Harry Potter products in anticipation of potential reorder demand after the movie's November 16th release. Accounts payable increased from year-end due to the implementation of extended payment terms to Enesco's Far East vendors in the second quarter of 2001. Accrued expenses decreased from year end due to the timing of payments and the impact of lower sales volumes. The corporate headquarters closing reserve at September 30, 2001 totaled $1.6 million, a decrease of $1.8 million from year-end. Due to the duration and timing of severance provisions and related benefits, the reserve will not be fully utilized until the first quarter of 2004. The reserve is expected to be utilized as follows: $300 thousand for the remainder of 2001, $800 thousand in 2002, $400 thousand in 2003 and $100 thousand in 2004.

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

The major use of cash from investing activities in the first nine months of 2001 was for capital expenditures. Capital expenditures of approximately $4 million are currently anticipated for 2001. Year to date capital expenditures for 2001 totaled $2.5 million.

The major source of cash from financing activities in the first nine months of 2001 was the increase in short term debt. The principal sources of Enesco's liquidity are its available cash balances, cash from operations and available financing alternatives.

In August 2000, Enesco entered into a $50 million revolving credit facility with Fleet National Bank to replace an existing credit facility. The Fleet credit agreement contains financial and operating covenants including restrictions on indebtedness and liens, selling property, repurchasing our stock and paying dividends. In addition, Enesco is required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of each quarter.

In March 2001, Enesco agreed to modify its credit agreement with Fleet, which included modification of the financial covenants. Enesco further agreed, in April 2001, to modify the Fleet credit agreement to reduce the commitment to $25 million and to grant Fleet a security interest in inventory and accounts receivable. Enesco further amended the credit agreement with Fleet National Bank in June 2001 and August 2001. The amended agreement included an assignment of a $10 million interest to a participant bank, an increased revolving credit commitment to $35 million, increased credit capacity to $50 million including a letter of credit facility of $15 million, an extension of the facility termination date and mortgages on two parcels of domestic real estate.

In September 2001, Enesco's credit facility with Fleet was further amended to extend the termination date to May 2002, and certain financial covenants were also modified. The size of the credit facility remains at $50 million, however, the revolving credit commitment was increased to $40 million and the letter of credit facility was lowered to $10 million. These modifications are not expected to have a material effect on Enesco's liquidity or the ability of Enesco to meet working capital requirements.

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

Financial Accounting Standards (FAS) No. 141 "Business Combinations", FAS 142 "Goodwill and Intangible Assets" and FAS 143 "Accounting for Asset Retirement Obligations" were finalized on June 30, 2001. FAS 144 "Accounting for the Impairment of or Disposal of Long-Lived Assets" was issued in August of 2001. FAS 141 is not expected to have any impact on the historical financial statements of Enesco. We are evaluating the impact FAS 142 will have on Enesco's results of operations and financial position. FAS 143 and FAS 144 are not expected to have a material impact on the financial statements of Enesco when adopted.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. As such, Enesco is exposed to foreign exchange risk since purchases and sales are made in foreign currencies. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco currently does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors its foreign currency exposures and ensures that the hedge contract amounts do not exceed the amounts of the underlying exposures. In addition, Enesco is subject to interest rate risk on its outstanding borrowings. To manage Enesco's foreign currency risk, as of September 30, 2001 Enesco had entered into forward exchange agreements with a notional value of $6.3 million that will mature within 90 days. These contracts include sales of British pounds sterling and the purchase of U.S. dollars at an average exchange rate of 1.43 and a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.48. The fair value of these contracts is not significant. As of September 30, 2001, Enesco had $23.9 million outstanding of interest bearing debt with interest rates ranging from 4.88% to 4.92% and maturities within 20 days. The fair value approximates the carrying value of these debt instruments.



             PART II.      OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)      Exhibits

             10.1 Third Amendment to License Agreement with Precious
             Moments, Inc.
             10.2 Seventh Amendment to Amended and Restated Senior Revolving Credit Agreement
             10.3 First Amendment to Security Agreement with Fleet National Bank
             10.4 Amended and Restated Note-LaSalle Bank National Association

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



                                  ENESCO GROUP, INC.
                                  (Registrant)



Date:    November 14, 2001        /s/ Daniel DalleMolle
                                  -------------------------------------------
                                  Daniel DalleMolle
                                  President and Chief Executive Officer





Date:    November 14, 2001        /s/ Jeffrey W. Lemajeur
                                  -------------------------------------------
                                  Jeffrey W. Lemajeur
                                  Chief Financial Officer