Form 10-K
period 2001-12-31
ENESCO GROUP INC
filed 2002-03-27
CIK 93542

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------
                                   FORM 10-K
                               ------------------
      (MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

        OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM -------- TO --------

                         COMMISSION FILE NUMBER 0-1349
                               ------------------
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                              ON WHICH REGISTERED
              -------------------                             ---------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $84,111,312 on March 1, 2002.

     The number of shares outstanding of the registrant's Common Stock as of March 1, 2002 was 13,788,350 shares.

     Parts I, II and IV of this Form 10-K incorporate by reference certain information from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001 (the "2001 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement, dated March 19, 2002 (the "Proxy Statement"), for its Annual Meeting of Stockholders to be held on April 25, 2002.

                                   P A R T  I

ITEM 1. BUSINESS.

General

      We are a leading designer, importer and international distributor of creatively designed giftware items, including proprietary and licensed lines of collectibles and home decorative accents. We sell our giftware, collectibles and home decorative accents at wholesale to independent retailers, department stores, mass merchants, catalogers and other distributors. Our products include diverse lines of branded porcelain bisque, cold cast and resin figurines, cottages, musicals, music boxes, ornaments, plush animals, waterballs, tableware and general home accessories. Our products are primarily produced by independent manufacturers in the Far East. In many instances, a factory's total capacity is devoted exclusively to Enesco's product.

      Enesco was incorporated in Massachusetts in 1931 as Stanley Home Products and changed its name to Stanhome Inc. in 1982. In 1998, our stockholders voted to change the company's name from Stanhome Inc. to Enesco Group, Inc. To complete our transformation into a singularly focused international designer and distributor of branded gifts, collectibles and decorative home accents, at the beginning of 2000 we merged certain of our direct and indirect subsidiaries, including Enesco Corporation, into Enesco Group, Inc. Our corporate offices are located at 225 Windsor Drive, Itasca, Illinois 60143-1225. Our telephone number at that location is (630) 875-5300.

Product

      Enesco's giftware, collectible and home and garden decorative product lines consist of approximately 24,000 items worldwide, including approximately 8,000 items sold in the United States. These product lines are based in part on Enesco's collection of proprietary designs and in part on licenses Enesco and its subsidiaries have obtained from independent creative designers. Among Enesco's best known licensed lines are:

      -     Precious Moments
      -     Cherished Teddies
      -     Walt Disney Company
      -     Mary Engelbreit
      -     John Deere
      -     Mahogany Princess
      -     Raggedy Anne & Andy
      -     Country Living
      -     Coca-Cola
      -     Jim Shore
      -     Kim Anderson's Pretty as a Picture
      -     Powerpuff Girls
      -     Julie Ueland
      -     Wizard of Oz

      Enesco's best known proprietary product lines include:

      -     Growing Up Girls
      -     Lilliput Lane
      -     Circle of Love
      -     Border Fine Arts
      -     Mary's Moo Moos

      For our collectible lines, including Precious Moments and Cherished Teddies, we introduce new items and limited edition pieces each year. To allow for these new introductions and to keep each line balanced, traditionally we have retired a number of the existing pieces from production each year. Retirement of an item usually increases the value of the item on the secondary market and supports the overall collectibility of the line. We base our decision to retire a piece on a number of factors, including consumer demand, marketing and manufacturing considerations.

      Enesco offers a wide range of other giftware and home and garden decorative items to satisfy seasonal and non-seasonal consumer demand. In 2001, we introduced a line of everyday gift licensed products for our mass merchant accounts. The line offers everyday giftware product that is distinct from that being sold at our independent gift retailers. During 2002, we expect to expand this program to multiple mass accounts. Also during 2002, we plan to introduce a new home product line and merchandising system developed exclusively for Wal-Mart. Most of our products have suggested retail prices between $5 and $50.

      In an effort to expand the breadth of our product offerings, during 2001 we entered into a distribution arrangement with Lamplight Farms for Enesco to sell a line of candle products in the United States. Also, Enesco recently became the exclusive distributor in the United States for a line of plush animals and coordinating fashion accessories manufactured by NICI AG for the 'tween market. NICI AG is a leading line of plush animals and coordinating accessories in Europe.

Enesco plans to enter into more strategic alliances for new product distribution opportunities.

      During 2001, we undertook a comprehensive review of all products being sold and under development. Using an analysis based on profitability, we reduced the number of items in our product lines. We plan to continue this approach for all product lines going forward. We will continue to introduce new product offerings, on a selective basis, and will limit quantities of many items in our collectible lines.

Customers

      Our core customers are approximately 27,000 independent gift retailers worldwide. In addition, we sell to national chains, mass merchants, department stores and catalogers, including Carlton Cards stores, Avon, Harry & David, Walgreens, CVS, Wal-Mart, K-Mart, Sears and Target. No single account represented more than 5% of Enesco's sales in 2001.

Sales and Marketing

      Effective January 1, 2001, Enesco began utilizing an account management-focused sales team comprised of field sales employees, replacing its historical structure of card and gift channel independent contractor sales representatives based throughout the United States. The majority of the field sales organization is made up of former independent contractors, who received in-depth account management training as Enesco employees. Beginning in the fourth quarter of 2001, we added more field sales representatives, bringing the total to approximately 150, and as of January 2002 changed the compensation program for all field sales representatives to commission based from the salary plus bonus expense structure in effect for 2001.

      Smaller accounts in the card and gift channel in the United States and those that are geographically remote, are handled by Enesco's inside sales account managers. They are trained to sell on the telephone to retailers, including prospecting for new accounts and contacting customers who have not been contacted by the field sales team in the past few years. In addition, we continue to utilize a team of sales executives to manage our larger, national accounts.

      Commencing January 2002, Enesco's high end Milieu home decor line is being sold in the U.S. by 11 independent representative selling groups with the capacity of reaching customers not previously served by Enesco, such as The Great Indoors.

      The Canadian, French and the United Kingdom operations have their own employee sales organizations. Enesco also has agreements with foreign affiliates or distributors in Australia, Canada, Ecuador, France, Germany, Hong Kong, Japan, Malaysia, The Netherlands, New Zealand, Paraguay, Peru, Philippines, Singapore, South Korea, Taiwan, Thailand and the United Kingdom. In addition to selling various product lines in the U.K. and several other European countries, Enesco European Giftware Group Limited, a subsidiary of Enesco Group, Inc., with its headquarters located in Carlisle, Cumbria, England, oversees the operations of our affiliated company located in France. Enesco European Giftware Group also administers the collectors clubs that are based in the United Kingdom and Europe. Our Canadian subsidiary, N.C. Cameron, also sells various product lines in Canada and administers the collectors clubs based in Canada.

      Net international sales in 2001 decreased 1% compared to 2000 and comprised approximately 29% of the Company's sales in 2001, compared with approximately 24% in 2000 and 23% in 1999. Local currency international sales were translated into U.S. dollars at lower exchange rates in 2001 versus 2000. If the 2001 local currency sales were translated into U.S. dollars at the 2000 exchange rates, international sales would have been greater by approximately 4% in 2001. See also Note 8 to Consolidated Financial Statements appearing on Page 30 of the 2001 Annual Report which is incorporated herein by reference.

      We believe that Enesco's general terms of sale are competitive in the giftware industry. During 2001, Enesco began offering dating programs in the U.S. to its retail customers in the card, gift and collectible channel. These programs extend the payment due date for products, providing the retailer the opportunity to sell the item prior to paying Enesco.

      We support the marketing efforts of our sales force with promotional programs, including displays of our product lines in eight showrooms located throughout the United States, participation at trade and private shows held in major U.S. and foreign cities, trade and consumer advertising and annual catalogs. In addition, we maintain an interactive consumer information Internet website at www.enesco.com and maintain toll-free telephone lines for retail customers and consumers.

      Enesco's collectors clubs are an important component of the marketing program for our collectible product lines. Consumers may subscribe for exclusive product offerings and newsletters from Enesco's clubs. During 2001, the number of active memberships for the collectors clubs continued a downward trend.

Design and Production

      Enesco has a continuous product development program. New items are added to the product line only if they can be produced and marketed on a basis that meets our profitability criteria. We believe that our ability to design, produce and market new products provides a competitive advantage in the giftware industry, since product sales are in part dependent on our ability to identify and respond quickly to changing trends and to utilize our design and production systems to bring new product to market.

      The products included in the Lilliput Lane and Border Fine Arts lines are supplied in part by manufacturing plants owned by Enesco's subsidiaries operating in England and Scotland, respectively. During 2001, one of our manufacturing plants in England was closed, shifting this production to the remaining United Kingdom sites or Asia. Substantially all of Enesco's other product lines are produced by independent manufacturers in the Far East, under the supervision of personnel from Enesco's affiliate in Hong Kong, Enesco International (H.K.) Limited, and in the Philippines, Indonesia, Thailand, Europe and Canada.

      During 2001, Enesco's purchases from its three largest contract manufacturers accounted for approximately 35%, 22% and 15%, respectively, of its total purchases with no other single manufacturer accounting for more than 10% of Enesco's net purchases. During 2001, approximately 70% of Enesco's total product purchases came from manufacturing sources located in the People's Republic of China (P.R.C.), which enjoys most-favored nation trade status. While we believe that there are other manufacturing sources available for our product lines, any loss or substantial reduction of sourcing capability from one or more of its predominant manufacturing facilities could have a significant short-term adverse effect on Enesco's operations.

      In 2001, we renegotiated the payment terms to certain of our vendors, resulting in substantial cash flow improvement to Enesco. We also initiated a global procurement and new product development strategy, realizing volume discounts for our U.S. operations and foreign subsidiaries. We expect this global procurement approach to reduce our product costs in 2002.

      Enesco has a Vendor Certification Program that requires all manufacturing sources, whether affiliates or contract manufacturers, to agree to, and comply with, quality compliance and labor standards established and enforced by Enesco.

Distribution

      In order to serve our customers located in the United States, and to a certain extent international customers as well, product is shipped by ocean freight from abroad and then by rail or truck to Enesco's main warehouse and distribution facility, located in Elk Grove Village, Illinois. This warehouse facility also serves as Enesco's primary distribution facility and main showroom. Commencing in 2002, Enesco has begun to use a third party warehouse and distribution facility in Fort Mills, South Carolina to handle the distribution of certain product to mass merchants. Shipments from Enesco to its customers are handled by United Parcel Service and other commercial carriers.

      Outside of the United States, the main warehouse and distribution facility for Enesco European Giftware Group is located in Carlisle, Cumbria, England. There is also a smaller warehouse and distribution facility located in France. N.C. Cameron's main warehouse and distribution facility is located in Mississauga, Ontario, Canada.

Seasonality and Backlog

      In addition to our everyday gift products, we produce specially designed product for holiday seasons, including Christmas, Valentine's Day, Easter, Mother's Day, Father's Day, Halloween and Thanksgiving. The pattern of our sales is influenced by the shipment of seasonal merchandise. During 2001, our sales peaked in the third quarter.

      At the end of 2001, Enesco had a backlog of orders totaling approximately $28 million, as compared to $48 million at the end of 2000. It is standard practice in the giftware industry, however, that orders are subject to amendment or cancellation by customers prior to shipment. Due to the many external factors that can impact the status of unshipped orders at any particular time, the comparison of backlog orders in any given year with those at the same date in a prior year is not necessarily indicative of sales performance for that year or for prospective sales results in future years. Backlog orders can also be affected by various programs used by Enesco to provide an incentive for its customers to place orders and accept shipments at specified times in the year.

Competition

      Competition in the giftware, collectibles and decorative accent industry in the United States, Canada, United Kingdom and Europe is highly fragmented among a number of companies and product categories. The principal factors affecting success in the marketplace are originality of product design, quality, price, marketing ability, customer service and sourcing. Enesco's main competitors in the United States are Hallmark, Department 56, Lladro, Cast Art, Boyd's Bears, Ty, Inc. and Russ Berrie, among others.

Trademarks and Other Intellectual Property

      The intellectual property rights associated with Enesco's licensed product lines are materially important to our sales, especially the Precious Moments(R) and Cherished Teddies(R) lines, which accounted for approximately 39% and 13%, respectively, of Enesco's consolidated revenue during 2001, compared to 38% and 14%, respectively, for 2000 and 37% and 22% for 1999. The Precious Moments license currently has a term through December 31, 2007 and the Cherished Teddies license currently has a term through December 31, 2010.

      We continuously enter into various license agreements relating to trademarks, copyrights, designs and products which enables us to market new items compatible with our product lines. Our licenses are either non-exclusive or exclusive for specific products in specified channels and territories. Royalties are paid on licensed items and, in some cases, advance royalties or minimum guarantees are required by these license agreements.

      Protection of all of Enesco's intellectual property, whether owned or licensed, is important to our business. We maintain an aggressive and visible program to identify and challenge companies and individuals worldwide who infringe our registered trademarks and copyrighted designs.

Employees and Related Matters

      As of December 31, 2001, Enesco employed 684 persons in the United States. This reflects the workforce reductions that occurred in 2001, eliminating approximately 170 positions in the United States. Enesco's U.S.-based warehouse personnel employed as of December 31, 2001 are represented by Local Union No. 781 of the Teamsters under a contract that expired on June 30, 2001. We have been in negotiation with union representatives over the terms of a new contract. Our warehouse employees have been working without a contract and we believe that overall labor relations are good. As of December 31, 2001, Enesco's foreign subsidiaries employed 718 persons.

      Effective January 1, 2001, Enesco began utilizing an account management-focused sales team comprised of field sales employees, replacing its historical structure of card and gift channel independent contractor sales representatives based throughout the United States. Beginning in the fourth quarter of 2001, additional field sales representatives were added, bringing the total number of field sales persons to approximately 150. The compensation program for field sales personnel also became commission based as of January 2002. Enesco continues to utilize inside sales employees to manage national accounts and smaller accounts on a telemarketing basis.

Financial and Other Information

      Information required by this item is set forth in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning at Page 10 of the Annual Report, and "Notes to Consolidated Financial Statements" beginning at Page 23 of the Annual Report, and is incorporated herein by reference.

ITEM 2. PROPERTIES.

      Enesco owns its principal executive offices in the United States located at 225 Windsor Drive, Itasca, Illinois and its showroom, distribution and warehouse facilities in Elk Grove Village, Illinois. Both of these properties are subject to a mortgage. We also lease showrooms in seven other major market locations in the U.S. for the display of our products and a warehouse in West Chicago, Illinois.

      Most of the principal physical properties relating to the foreign subsidiaries of the Enesco Giftware Group are leased. These include Enesco European Giftware Group Limited, which leases manufacturing plants and warehouse facilities in Penrith, Workington, and Carlisle, Cumbria, England, and Langholm, Dumfriesshire, Scotland. These manufacturing facilities are generally operating at or near capacity. N.C. Cameron leases its office and distribution building in Mississauga, Ontario, Canada.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      The following persons are Executive officers of Enesco as of March 1, 2002:

Name                   Age    Positions                                 Date First Elected
----                   ---    ---------                                 ------------------
Daniel DalleMolle      51     President and Chief Executive Officer     3/28/01

      Prior to Mr. DalleMolle joining Enesco in March 2001, he was Group President of the Hardware and Tool Companies of Newell Rubbermaid, Inc. from 1999 until 2001. From 1998 until 1999, he was President and Chief Operating Officer of Intermatic, Inc., a low voltage lighting and timer manufacturer. From 1996 until 1998, he was President of Lee Rowan Company, a wire, plastic and wood manufacturer of storage products and from 1992 until 1996, he was President of Anchor Hocking Co., both wholly owned subsidiaries of Newell Rubbermaid.

Eugene Freedman        77     Director                                  9/04/97
                              Founding Chairman                         9/02/98
                              Member of the Executive Committee         9/04/97

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

Jeffrey W. Lemajeur    40     Chief Financial Officer                   2/01/01
                              Treasurer                                 3/03/99

      Prior to Mr. Lemajeur joining Enesco in January, 1999, he was the Vice President of Finance, Chief Financial Officer and Treasurer of Binks Sames Corporation, a manufacturer of spray equipment located in Franklin Park, Illinois, from 1991 to 1998.

Jeffrey S. Smith       45     Senior Vice President, Operations         9/06/01

      Prior to Mr. Smith joining Enesco in June 2001, he was the Vice President of Supply Chain from 1997 until June 2001, at Rauch Industries, a manufacturer and distributor of Christmas merchandise, and a division of Syratech Corporation. From 1994 to 1997, he was Vice President of Operations of Ambrosia Industries, a manufacturer and marketer of glass giftware. Before joining Ambrosia, Mr. Smith held numerous positions with at Anchor Hocking Co., a wholly owned subsidiary of Newell Rubbermaid, Inc.

Paul B. Perez          55     Senior Vice President,                   9/6/01
                              Sales, Marketing and Product Development

      Prior to Mr. Perez joining Enesco in June 2001, he was President of Kirsch, a manufacturer and distributor of window hardware and treatments and a wholly owned subsidiary of Newell Rubbermaid, Inc. from January 2001 until June 2001. Prior to joining Kirsch, Mr. Perez was President of Newell International, a global manufacturer and marketer of branded consumer goods, from December 1996 until December 2000. Before joining Newell Rubbermaid, Mr. Perez held marketing positions with Corning, Revlon, Platex and Lever Brothers.

Josette V. Goldberg    44     Senior Vice President, Human
                               Resources and Administration             1/17/01
                              Senior Vice President, Human Resources    1/19/00
                              Vice President, Human Resources           6/02/99

      Prior to Ms. Goldberg joining Enesco in February 1998,she was the Vice President of Human Resources for Household Finance Corporation, a consumer finance division of Household International from 1996 to 1998. Previously, she spent 11 years with Balcor Company, a real estate and property management division of American Express where she held the position of Senior Vice President of Human Resources and Administration.

M. Frances Durden      45     Clerk                                     3/01/01
                              Vice President, General Counsel
                               and Secretary

      Ms. Durden previously served as Corporate Counsel of Enesco from January, 1999 until February, 2001. Prior to Ms. Durden joining Enesco in January 1999, she served as Senior Vice President and General Counsel of Michael Anthony Jewelers, Inc. in Mt. Vernon, New York, from 1994 to January, 1999. Prior to that, she practiced corporate law with an Ohio law firm.

Charles E. Sanders     53     Assistant Treasurer                       2/28/01

      Prior to Mr. Sanders joining Enesco in December, 2000, he served in various positions from 1971 to 2000, including Vice President, Treasurer and Corporate Secretary, with RDM Sports Group, Inc. or its predecessors in Atlanta, GA.

NOTE: All officers are elected for the ensuing year and until their successors are duly elected and qualified.

                                  P A R T  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Information required by this item is set forth in the Section entitled "Stock Market, Dividend and Shareholder Information" appearing on page 33 of the 2001 Annual Report and is incorporated herein by reference.

      Enesco did not declare any dividends in 2001. Future dividends and resumption of the stock repurchase program will depend on future financial results.

ITEM 6. SELECTED FINANCIAL DATA.

      Information required by this item is set forth in the Section entitled "Financial Highlights Last Five Years" appearing on page 35 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      Information required by this item is set forth in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 10 through 17 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Information required by this item is set forth in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" appearing on page 16 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Information required by this item is set forth in the Financial Statements, together with the accompanying Notes and Report of Independent Public Accountants, appearing on pages 18 through 32 of the 2001 Annual Report and is incorporated herein by reference. Also incorporated herein by reference are the Quarterly Results (Unaudited) during 2001 and 2000 set forth on page 34 of the 2001 Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION.

      Information required by this item is set forth under the captions "Executive Compensation", "Compensation and Stock Option Committee Report on Executive Compensation", "Performance Graphs", "Compensation of Non-Employee Directors" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement and is incorporated herein by reference.

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

            (a)(3) Exhibits. The exhibits required by this item are listed in the Exhibit Index on pages 15 - 17 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10(a) to 10(w) in the Exhibit Index.

            (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

FORWARD LOOKING STATEMENTS

      This Form 10-K including all information incorporated by reference into this Form 10-K, contains certain forward-looking statements within the meaning of the Federal securities laws. These forward-looking statements may include the words "believe," "expect," "plans" or similar words and are based in part on Enesco's reasonable expectations and are subject to a number of factors and risks, many of which are beyond Enesco's control. Enesco's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements contained in, and incorporated by reference into, this Form 10-K as a result of certain factors including, but not limited to, those set forth below. Readers should also carefully review any risk factors described in other documents that we file from time to time with the Securities and Exchange Commission.

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

      - the impact of competition on revenues, margins and other aspects of Enesco's business, including the ability to secure, maintain and renew popular licenses and the ability to attract and retain talented employees.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2002.

                                    ENESCO GROUP, INC.
                                    ------------------
                                         (Registrant)


                                       By:   /s/ Daniel DalleMolle
                                             -------------------------------
                                             Daniel DalleMolle
                                             President and Chief
                                             Executive Officer


                                        By:  /s/ Jeffrey W. Lemajeur
                                             -------------------------------
                                             Jeffrey W. Lemajeur
                                             Chief Financial Officer
                                             and Treasurer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 26th day of March, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                       Title


/s/ Daniel DalleMolle
------------------------
Daniel DalleMolle                               Director, President and
                                                Chief Executive Officer

/s/ Homer G. Perkins    *
------------------------
Homer G. Perkins                                Director

/s/ John F. Cauley      *
------------------------
John F. Cauley                                  Director

/s/ Anne-Lee Verville   *
------------------------
Anne-Lee Verville                               Chairman of the Board,
                                                Director

/s/ Judith R. Haberkorn *
------------------------
Judith R. Haberkorn                             Director

/s/ Donna Brooks Lucas  *
------------------------
Donna Brooks Lucas                              Director

/s/ Eugene Freedman     *
------------------------
Eugene Freedman                                 Founding Chairman and
                                                Director

/s/ George R. Ditomassi  *
------------------------
George R. Ditomassi                             Director

/s/ Thane A. Pressman    *
------------------------
Thane A. Pressman                               Director

/s/ Donald L. Krause     *
------------------------
Donald L. Krause                                Director


*By: /s/ Daniel DalleMolle
    ---------------------------
     Daniel DalleMolle
     Attorney-In-Fact

                               ENESCO GROUP, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated by reference to "Report of Independent Public Accountants" on page 32 of the Enesco Group, Inc. 2001 Annual Report to Stockholders.

FINANCIAL STATEMENTS - All of which are incorporated by reference to the Enesco Group, Inc. 2001 Annual Report to Stockholders.

      Consolidated Balance Sheets as of December 31, 2001 and 2000

      Consolidated Statements of Income For the Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Retained Earnings For the Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2001, 2000 and 1999

      Consolidated Statements of Cash Flows For the Years Ended December 31, 2001, 2000 and 1999

      Notes to Consolidated Financial Statements as of December 31, 2001, 2000 and 1999

      Quarterly Results (Unaudited)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON PAGE 13

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

Schedule
 Number               Description
---------             -----------
II          Valuation and Qualifying Accounts and Reserves For
            Each of the Three Years Ended December 31, 2001(a)

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Enesco Group, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Enesco Group, Inc.'s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 20, 2002. Our audit was made for the purpose of forming an opinion of the consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.


/s/ Arthur Andersen LLP

Chicago, Illinois
February 20, 2002

                              ENESCO GROUP, INC.                     SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2001

               Column A                            Column B                   Column C                 Column D         Column E
                                                                             Additions

                                                   Balance at       Charged to        Charged to                        Balance at
                                                  Beginning of      Costs and            Other                            End of
                                                     Period          Expenses          Accounts       Deductions         Period
                                                  ---------------------------------------------------------------------------------
             Description
FOR THE YEAR ENDED DECEMBER 31, 1999

Reserves which are deducted in the balance
sheet from assets to which they apply-
Reserves for uncollectible accounts                $ 7,211,288      $ 3,318,106      $        --      $ 3,268,744      $ 7,260,650
Reserves for returns and allowances                $ 2,089,182      $13,038,165      $        --      $11,972,237      $ 3,155,110
Accumulated amortization of other assets           $29,632,037      $ 2,224,491      $        --      $    15,025      $31,841,503
Reserve for downsizing corporate headquarters      $10,552,000      $        --      $        --      $ 4,087,020      $ 6,464,980
Reserve for discontinued operations                $ 2,832,000      $        --      $        --      $   512,664      $ 2,319,336


FOR THE YEAR ENDED DECEMBER 31, 2000

Reserves which are deducted in the balance
sheet from assets to which they apply-
Reserves for uncollectible accounts                $ 7,260,650      $ 1,311,859      $        --      $ 4,355,146      $ 4,217,363
Reserves for returns and allowances                $ 3,155,110      $ 9,988,091      $        --      $10,068,640      $ 3,074,561
Accumulated amortization of other assets           $31,841,503      $ 2,658,267      $        --      $    55,058      $34,444,712
Reserve for downsizing corporate headquarters      $ 6,464,980      $        --      $        --      $ 3,086,284      $ 3,378,696
Reserve for discontinued operations                $ 2,319,336      $        --      $        --      $ 1,994,735      $   324,601

FOR THE YEAR ENDED DECEMBER 31, 2001

Reserves which are deducted in the balance
sheet from assets to which they apply-
Reserves for uncollectible accounts                $ 4,217,363      $ 2,451,986      $        --      $ 3,810,399      $ 2,858,950
Reserves for returns and allowances                $ 3,074,561      $ 7,396,676      $        --      $ 8,722,844      $ 1,748,393
Accumulated amortization of other assets           $34,444,712      $ 1,950,987      $        --      $    78,275      $36,317,424
Reserve for downsizing corporate headquarters      $ 3,378,696      $        --      $        --      $ 2,116,551      $ 1,262,145
Reserve for discontinued operations                $   324,601      $        --      $        --      $    58,614      $   265,987

                                  EXHIBIT INDEX

Reg. S-K
Item 601          EXHIBIT
--------          -------
   2 (a)*         Stock and Asset Purchase Agreement dated as of November 24,
                  1997 by and between Stanhome Inc. and Laboratoires De Biologie
                  Vegetale Yves Rocher. (Exhibit 2.1 to Form 8-K filed on
                  December 31, 1997 in Commission File No. 0-1349.)

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

 10 (i)*          Allan G. Keirstead Release Agreement. (Exhibit 10(j) to Form
                  10-K filed for the period ended December 31, 2000 in Commission File No. 0-1349.)

 10 (j)*          Jeffrey A. Hutsell Release Agreement. (Exhibit 10.2 to Form
                  10-Q filed for the period ended September 30, 2000 in Commission File No. 0-1349.)

 10 (k)*          Form of Change in Control Agreement. (Exhibit 19(c) to Form
                  10-K filed for the period ended December 31, 1992 in Commission File No. 0-1349.) A substantially identical agreement exists with Daniel DalleMolle and Eugene Freedman.

 10 (l)* Form of Change in Control Agreement with certain executive officers and non-executive officers (Exhibit 19(c) to Form
                  10-K filed for the period ended December 31, 1991 in Commission File No. 0-1349.) Substantially identical agreements exist with M. Frances Durden, Josette V. Goldberg,
                  Jeffrey W. Lemajeur, Paul B. Perez and Jeffrey S. Smith.

 10 (m)* Enesco Group, Inc. Supplemental Retirement Plan, as amended and restated, effective January 1, 1999. (Exhibit 10(y) to
                  Form 10-K filed for the period December 31, 1998 in Commission
                  File No. 0-1349.)

 10 (n)*          License Agreement between Precious Moments, Inc. and Enesco
                  Corporation. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1993 in Commission File No. 0-1349.)

 10 (o)*          First Amendment to License Agreement between Precious Moments,
                  Inc. and Enesco Corporation. (Exhibit 10(hh) to Form 10-K filed for the period ended December 31, 1997 in Commission
                  File No. 0-1349.)

 10 (p)*          Second Amendment to License Agreement between Precious
                  Moments, Inc. and Enesco Corporation. (Exhibit 10(bb) to Form
                  10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

 10 (q)*          Third Amendment to License Agreement between Precious Moments,
                  Inc. and Enesco Group, Inc.(Exhibit 10.1) to Form 10-Q filed for the period ended September 30, 2001 in Commission File No.
                  0-1349.)

 10 (r)*          Amended and Restated Senior Revolving Credit Agreement dated
                  August 23, 2000 by and between Enesco Group, Inc. and Fleet
                  National Bank. (Exhibit 10.1 to Form 10-Q filed for the period ended September 30, 2000 in Commission File No. 0-1349.)

 10 (s)*          First Amendment to Amended and Restated Senior Revolving
                  Credit Agreement. (Exhibit u) to Form 10-K filed for the period ended December 2000 in Commission file No. 0-1349.)

 10 (t)*          Second Amendment to Amended and Restated Senior Revolving
                  Credit Agreement. (Exhibit 10(v) to Form 10-K filed for the period ended December 2000 in Commission File No. 0-1349.)

 10 (u)*          Third Amendment to Amended and Restated Senior Revolving
                  Credit Agreement. (Exhibit 10(w) to Form 10-K filed for the period ended December 2000 in Commission File No. 0-1349.)

 10 (v)*          Fourth Amendment to Amended and Restated Senior Revolving
                  Credit Agreement. (Exhibit 10.1 to Form 10-Q filed for the period ended March 31, 2001 in Commission File No. 0-1349.)

 10 (w)*          Daniel DalleMolle Employment Agreement. (Exhibit 10.2 to Form
                  10-Q filed for the period ended March 31, 2001 in Commission
                  File No. 0-1349.)

 10 (x)*          Fifth Amendment to Amended and Restated Senior Revolving
                  Credit Agreement. (Exhibit 10.1 to Form 10-Q filed for the period ended June 30, 2001 in Commission File No. 0-1349.)

 10 (y)* Borrower Note-LaSalle Bank. (Exhibit 10.2 to Form 10-Q filed for the period ended June 30, 2001 in Commission File No.
                  0-1349.)

 10 (z)*          Back-up L/C and B/A Demand Note - Fleet National Bank.
                  (Exhibit 10.3 to Form 10-Q filed for the period ended June 30, 2001 in Commission File No. 0-1349.)

 10 (aa)*         Mortgage, Assignment of Leases and Rents, and Security
                  Agreement - Fleet National Bank. (Exhibit 10.4 to Form 10-Q filed for the period ended June 30, 2001 in Commission File
                  No. 0-1349.)

 10 (bb)*         Sixth Amendment to Amended and Restated Senior Revolving
                  Credit Agreement. (Exhibit 10.5 to Form 10-Q filed for the period ended June 30, 2001 in Commission File No. 0-1349.)

 10 (cc)*         Seventh Amendment to Amended and Restated Senior Revolving
                  Credit Agreement. (Exhibit 10.2 to Form 10-Q filed for the period ended September 30, 2001 in Commission File No.
                  0-1349.)

 10 (dd)*         First Amendment to Security Agreement with Fleet National
                  Bank. (Exhibit 10.3 to Form 10-Q filed for the period ended
                  September 30, 2001 in Commission File No. 0-1349.)

 10 (ee)*         Amended and Restated Note - LaSalle Bank National Association.
                  (Exhibit 10.4 to Form 10-Q filed for the period ended
                  September 30, 2001 in Commission File No. 0-1349.)

 13               Portions of the 2001 Annual Report to the Stockholders of
                  Enesco Group, Inc.

 21               Subsidiaries of Enesco Group, Inc.

 23               Consent of Arthur Andersen LLP

 24               Power of Attorney

 99               Audit by Arthur Andersen LLP

                           *Incorporated By Reference