Form 10-Q
period 2002-03-31
ENESCO GROUP INC
filed 2002-05-15
CIK 93542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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
      Yes [x]        No [ ]


                                                           March 31,
                                                    2002             2001
                                                 ----------       ----------
Shares Outstanding:

Common Stock with                                13,827,008       13,653,809
 Associated Rights

                          PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                 (UNAUDITED)
                                                   MARCH 31,   DECEMBER 31,
                                                     2002          2001
                                                  ----------   -----------
ASSETS

CURRENT ASSETS:

Cash and certificates of deposit                   $   2,921    $   7,932

Accounts receivable, net                              56,833       58,582

Inventories                                           54,054       56,437

Prepaid expenses                                       2,184        2,622

Current tax assets                                    12,995       13,052
                                                   ---------    ---------
    Total current assets                             128,987      138,625
                                                   ---------    ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:

Property, plant and equipment                         68,280       68,199

Less - accumulated depreciation and amortization     (42,539)     (41,617)
                                                   ---------    ---------
    Property, plant and equipment, net                25,741       26,582
                                                   ---------    ---------

OTHER ASSETS:

Goodwill and other intangibles, net                   33,389       33,423
Other                                                  1,140        1,141
Deferred income taxes                                 19,645       19,780
                                                   ---------    ---------
Total other assets                                    54,174       54,344
                                                   ---------    ---------
TOTAL ASSETS                                       $ 208,902    $ 219,551
                                                   =========    =========



                  The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                (UNAUDITED)
                                                  MARCH 31,  DECEMBER 31,
                                                    2002        2001
                                                -----------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Notes and loans payable                         $   8,761    $   6,749

Accounts payable                                   21,541       28,345

Federal, state and foreign income taxes            26,986       28,713

Accrued expenses-
    Payroll and commissions                         3,422        3,183
    Royalties                                       5,419        5,782
    Post-retirement benefits                        2,087        3,246
    Other                                           7,358        8,218
                                                ---------    ---------
    Total current liabilities                      75,574       84,236
                                                ---------    ---------

LONG-TERM LIABILITIES:

Post-retirement benefits                            3,381        3,718
Deferred income taxes                               5,220        5,220
                                                ---------    ---------
    Total long-term liabilities                     8,601        8,938
                                                ---------    ---------

SHAREHOLDERS' EQUITY:

Common stock                                        3,154        3,154

Capital in excess of par value                     47,535       47,847

Retained earnings                                 337,319      338,726

Accumulated other comprehensive income (loss)      (6,306)      (5,722)
                                                ---------    ---------
                                                  381,702      384,005
Less - shares held in treasury, at cost          (256,975)    (257,628)
                                                ---------    ---------

    Total shareholders' equity                    124,727      126,377
                                                ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 208,902    $ 219,551
                                                =========    =========



                  The accompanying notes are an integral part
                    of these condensed financial statements.

                               ENESCO GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                2002         2001
                                                             ---------    ---------
Net revenues                                                 $  54,877    $  62,236
Cost of sales                                                   30,708       34,228
                                                             ---------    ---------

Gross profit                                                    24,169       28,008

Selling, distribution, general and administrative expenses      26,378       33,542
Amortization of goodwill and other intangibles                    --            489
                                                             ---------    ---------

Operating profit (loss)                                         (2,209)      (6,023)

Interest expense                                                  (123)        (426)
Interest income                                                     98          123
Other income (expense), net                                       (311)        (127)
                                                             ---------    ---------

Income (loss) before income taxes                               (2,545)      (6,453)

Income taxes (benefit)                                          (1,138)      (3,013)
                                                             ---------    ---------

Net income (loss)                                               (1,407)      (3,440)

Retained earnings, beginning of period                         338,726      337,615
                                                             ---------    ---------

Retained earnings, end of period                             $ 337,319    $ 334,175
                                                             =========    =========

Earnings (Loss) Per Common Share:
    Basic and diluted                                        $   (0.10)   $   (0.25)
                                                             =========    =========


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                               ENESCO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


Operating Activities:                                           2002       2001
                                                               -------    -------
Net income (loss)                                              $(1,407)   $(3,440)
Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities                (5,349)     4,036
                                                               -------    -------
    Net cash provided (used) by operating activities            (6,756)       596
                                                               -------    -------

INVESTING ACTIVITIES:

Purchase of property, plant and equipment                         (530)    (1,059)
Proceeds from sales of property, plant and equipment                15       --
                                                               -------    -------
    Net cash provided (used) by investing activities              (515)    (1,059)
                                                               -------    -------

FINANCING ACTIVITIES:

Net issuance (repayment) of notes and loans payable              2,012     (1,541)
Other common stock issuance                                        341        217
                                                               -------    -------

    Net cash provided (used) by financing activities             2,353     (1,324)
                                                               -------    -------

Effect of exchange rate changes on cash and cash equivalents       (93)      (116)
                                                               -------    -------

Increase (decrease) in cash and cash equivalents                (5,011)    (1,903)

Cash and cash equivalents, beginning of year                     7,932      4,006
                                                               -------    -------
Cash and cash equivalents, end of period                       $ 2,921    $ 2,103
                                                               =======    =======




                  The accompanying notes are an integral part
                    of these condensed financial statements.

                               ENESCO GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The financial statements of Enesco Group, Inc. (Enesco) included in this Form 10-Q filing have not been reviewed by an independent public accountant, as required by Rule 10-01(d) of Regulation S-X, pursuant to final rules promulgated by the Securities and Exchange Commission on March 18, 2002 (Release 34-45589) regarding "Requirements for Arthur Andersen LLP Auditing Clients." We will comply with Rule 10-01(d) of Regulation S-X when filing our Form 10-Q for the second quarter of 2002. The consolidated condensed financial statements and related notes included in this report have been prepared by management, without audit, except for the December 31, 2001 condensed balance sheet, which was included in Enesco's Annual Report on Form 10-K for the year ended December 31, 2001, filed under the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information in this report reflects all normal recurring adjustments and disclosures that are, in the opinion of management, necessary to fairly present the results of operations and financial condition for the interim periods. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and related notes included in Enesco's Annual Report on Form 10-K for the year ended December 31, 2001.

1. ACCOUNTING POLICIES:

Enesco's financial statements for the three months ended March 31, 2002 were prepared in accordance with the accounting policies described in Note 1 to the December 31, 2001 consolidated financial statements included in our 2001 Annual Report on Form 10-K. Certain reclassifications to the 2001 Consolidated Condensed Statement of Operations and Retained Earnings have been made to conform with the current presentation. We consider all highly liquid securities, including certificates of deposit with maturities of three months or less, when purchased, to be cash equivalents. Accounts receivable are reported net of reserves for both uncollectible accounts and returns and allowances totaling $4.9 million at March 31, 2002 and $4.6 million at December 31, 2001.

Enesco recognizes revenue when title passes to its customers, which generally occurs when merchandise is turned over to the shipper. A provision for anticipated merchandise returns and allowances is recorded based upon historical experience when the sale is recorded. Amounts billed to customers for shipping and handling are included in revenue. License and royalty fees received by Enesco are recognized as revenue when earned.

Enesco historically classified amortization of intangibles as a non-operating expense and is now classifying amortization of intangibles as an operating expense. Amortization of goodwill ceased after 2001 per FAS 142. All periods presented have been reclassified to conform with the current presentation.

Adoption of EITF 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" on January 1, 2002 resulted in a reclassification of previously reported 2001 results. Certain advertising allowances totaling $509 thousand, which were previously recorded as operating expenses, are now recorded as a reduction in revenue. These reclassifications had no impact on Enesco's net income or financial position.

Enesco made cash payments for interest and income taxes as follows (in thousands):


                                  Three Months Ended
                                       March 31
                                   2002        2001
                                  ------      ------

               Interest           $  198      $  540
               Income taxes       $  515      $  76


2. GOODWILL

Enesco adopted FAS 142 as of January 1, 2002. FAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead be tested for impairment at least annually based on a fair value method. Enesco's initial impairment testing of goodwill is required to be completed by the end of the second quarter of 2002.

In accordance with FAS 142, 2001 results have not been restated for the effects of ceasing goodwill amortization. Had goodwill amortization been discontinued effective January 1, 2001, net income

(loss) and earnings (loss) per common share would have been as follows (in thousands, except per share data):


                                                        Three Months Ended
                                                              March 31
                                                       -----------------------
                                                         2002          2001
                                                       --------       --------
Net income (loss):
Reported net income (loss)                             $(1,407)       $ (3,440)
Goodwill amortization, net of income taxes                --               482
                                                       -------        --------
  Adjusted net income (loss)                           $(1,407)       $ (2,958)
                                                       -------        --------
Earnings (loss) per common share:
Reported basic and diluted                             $ (0.10)       $  (0.25)
Goodwill amortization, net of income taxes                --              0.03
                                                       -------        --------
  Adjusted basic and diluted                           $ (0.10)       $  (0.22)
                                                       =======        ========


Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. Enesco has not yet determined what effect these impairment tests will have on our earnings and financial position.

3. COMPREHENSIVE INCOME (LOSS):

Other comprehensive income (loss) consists only of cumulative foreign currency translation adjustments. Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 was as follows (in thousands):



                                                             Three Months Ended
                                                                    March 31
                                                             ------------------
                                                              2002        2001
                                                             -------    -------

Net income (loss)                                            $(1,407)   $(3,440)
Other comprehensive income (loss):
    Cumulative translation adjustments (no tax effects)         (584)    (1,846)
                                                             ------------------
Comprehensive income (loss)                                  $(1,991)   $(5,286)
                                                             ==================


4. GEOGRAPHIC OPERATING SEGMENTS:

Enesco operates in the giftware and collectible wholesale industry, predominantly in two major geographic classifications (United States and International). The following table summarizes operations by geographic classification for the three months ended March 31, 2002 and 2001 (in thousands):


                                Three Months Ended
                                    March 31
                              ---------------------

                                2002        2001
NET SALES
United States                 $ 37,562    $ 45,723
United States inter-company       (381)       (724)
International                   17,926      17,523
International inter-company       (230)       (286)
                              --------------------
Total consolidated            $ 54,877    $ 62,236
                              ====================

OPERATING PROFIT (LOSS)
United States                 $ (3,592)   $ (6,200)
International                    1,383         177
                              --------------------
Total consolidated            $ (2,209)   $ (6,023)
                              ====================


Transfers between geographic operating segments are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

There were no material changes in assets from the amounts disclosed in Enesco's December 31, 2001 Annual Report and the basis of geographic classification of sales and operating profit did not change in 2002.

5.       INVENTORY CLASSES:

The major classes of inventories at March 31, 2002 and December 31, 2001 were as follows (in thousands):


                           March 31,         December 31,
                             2002                2001
                           ---------         ------------

Raw materials               $   512             $   504
Work in process                  62                  68
Finished goods               53,480              55,865
                            -------             -------
                            $54,054             $56,437
                            =======             =======

6.   CORPORATE HEADQUARTERS CLOSING RESERVE:

Enesco's corporate headquarters closing reserve, established in 1997, provided for severance and benefit payments due to terminated employees. During the first three months of 2002, Enesco charged payments of $275 thousand to former employees against the corporate headquarters closing reserve. At March 31, 2002, $1.0 million remained in the reserve, almost all of which is for future severance payments and related payroll taxes.

7.  OTHER INCOME (EXPENSE), NET:

Other income (expense), net for the three months ended March 31, 2002 and 2001 consists of the following (in thousands):


                                       Three Months Ended
                                           March 31
                                      ------------------
                                        2002        2001
                                      -------     -------

Foreign currency gain (loss)          $  20        $  95
Gain (loss) on sale of fixed assets      (1)           1
Bank charges and other                 (330)        (223)
                                      -----        -----
                                      $(311)       $(127)
                                      =====        =====



8. EARNINGS (LOSS) PER COMMON SHARE (BASIS OF CALCULATIONS):

Basic earnings (loss) per common share is based on the average number of common shares outstanding during the period. Diluted earnings (loss) per common share calculates, in addition to the above, the dilutive effect of common share equivalents during the period. Common share equivalents represent dilutive stock options and warrants calculated using the treasury stock method.

The number of shares used in the earnings (loss) per common share computation for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

                                                     Three Months Ended
                                                           March 31
                                                    ---------------------
                                                      2002          2001
                                                    -------        ------
Basic
     Average common shares outstanding               13,790        13,637

Diluted
     Stock options and warrants                        --            --
                                                     --------------------
Average shares diluted                               13,790        13,637
                                                     ====================


The average number of shares outstanding for 2002 and 2001 excludes common stock equivalents relating to options and warrants since the impact of the reported net loss was antidilutive. Had Enesco reported a profit for the three months ended March 31, 2002 and 2001, the number of average shares diluted would have increased by 195 thousand and 180 thousand, respectively. Additionally, options to purchase 1.7 million and 2.1 million shares were outstanding during 2002 and 2001, respectively, but were not included in the computation of diluted earnings
(loss) per share because the options' exercise price was greater than the average market price of the common shares.

9. FINANCIAL INSTRUMENTS:

Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through derivative financial instruments. Enesco currently does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors foreign currency exposures and ensures hedge contract amounts do not exceed the amounts of the underlying exposures.

Enesco's current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco's foreign currency hedging activities is to protect Enesco from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Under FAS 133, the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of Other current assets or

Other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of FAS 133 are recorded as a component of Other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of FAS 133 are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the three months ended March 31, 2002.

To manage foreign currency risk, as of March 31, 2002, Enesco had entered into forward exchange agreements with a notional value of $16.7 million that will mature within 183 days. These contracts include sales of British pounds sterling and the purchase of U.S. dollars at an average exchange rate of 1.43, and a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.45. The fair value of these contracts is not significant. As of March 31, 2002, Enesco had $8.8 million outstanding of interest bearing debt with interest rates ranging from 3.0% to 3.94% and maturities within 20 days. The fair value approximates the carrying value of these debt instruments. Enesco currently has not hedged the interest rate risk on any of its outstanding borrowings.


10. 2001 WORKFORCE REDUCTIONS:

On May 3, 2001, Enesco reduced its workforce in the United States by 120 positions, or approximately 14%. This workforce reduction affected clerical and professional employees and is expected to generate annual savings of approximately $8 million. Severance costs approximating $500 thousand were recorded in the second quarter of 2001. On August 29, 2001, Enesco reduced its workforce in the United States by an additional 45 positions, generating an estimated $3.5 million of annual savings. In September 2001, Enesco closed a manufacturing plant in the U.K. eliminating approximately 45 positions and generating estimated annual savings of $700 thousand. The costs associated with the third quarter U.S. and U.K. workforce reductions totaled $360 thousand. In the fourth quarter of 2001, Enesco recorded $70 thousand of severance costs related to U.S. workforce reductions. The remaining $32 thousand of accrued severance costs as of December 31, 2001 related to U.S. 2001 workforce reductions was paid in the first quarter of 2002.

11.  NEW PRESIDENT AND CEO:

Daniel DalleMolle was elected as President and Chief Executive Officer (CEO) of Enesco as of March 28, 2001. Mr. DalleMolle succeeded interim CEO Anne-Lee Verville. The President and CEO position had been vacant since June 27, 2000. Mr. DalleMolle was also appointed a Class II member of the Board of Directors on March 28, 2001. His Board term will expire on April 24, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                               ENESCO GROUP, INC.
                        THREE MONTHS ENDED MARCH 31, 2002

The information set forth below should be read in conjunction with the unaudited Consolidated Condensed Financial Statements and notes thereto included in Part I
- Item 1 of the Quarterly Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which contains the audited financial statements and notes thereto for the years ended December 31, 2001, 2000, and 1999 and Management's Discussion and Analysis of Financial Condition and Results of Operations for those respective periods.

RESULTS OF OPERATIONS

First quarter 2002 revenues of $54.9 million were down approximately $7 million, or 12%, from the same period in 2001. The majority of the revenue decline continues to be focused in the United States card, gift and collectible channel.

International sales of $17.7 million for the first quarter of 2002 were higher by $459 thousand, or 3%, from the same period in 2001. International sales for 2002 were unfavorably impacted by the strength of the U.S. dollar versus local currencies. If foreign currency denominated sales for 2002 were translated into United States dollars at March 31, 2001 exchange rates, total sales for the first quarter would have been higher by an additional $513 thousand.

Enesco's Precious Moments lines represented approximately 43% of 2002 year to date sales compared to 45% for 2001. The Cherished Teddies lines represented approximately 11% of 2002 year to date sales compared to 13% for 2001.

As of January 1, 2001, in the U.S., Enesco began utilizing a salary-based employee sales force, replacing its historical independent contractor sales force for the card, gift and collectible and home decor channels. Throughout 2001, Enesco serviced these channels with this sales organization but did not achieve the cost efficiencies, market penetration or customer service levels expected.

Therefore, as of January 1, 2002, numerous changes were initiated aimed to improve sales, market penetration and customer service levels. The U.S. employee-based field sales force was increased and their compensation plan was changed to a variable commission-based format versus a salary plus bonus format. Additionally, this sales force has been refocused to serve only the card, gift and collectible channel. The U.S. home decor channel is serviced by 11 independent representative selling groups who have the capability of reaching previously unserved customers. New domestic programs have been initiated providing our customers better value. These programs include dating terms on seasonal products, more flexible shipping schedules and improved product availability.

Net new orders of $74 million for the first quarter of 2002 were down 14% versus the comparable period of 2001. Backlog of $47 million at March 31, 2002 was down approximately $24 million, or 34%, from the same period last year. The decreases result from the continuing soft demand in the core U.S. card, gift and collectible channel. Net open orders are orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests.

Gross profit for the first quarter of 2002 was $24.2 million, a decrease of $3.8 million, or 14%, compared to 2001. The gross profit margin, expressed as a percentage of net sales, was 44% in 2002 and 45% in 2001. The lower gross margin percentage in 2002 relates to product and sales channel mix, as all products and channels do not have the same gross margin. Enesco has negotiated lower product acquisition costs with some of its major suppliers. We expect these lower costs to favorably impact gross margin in the second half of 2002 and beyond.

Selling, distribution, general and administrative (SD&A) expenses of $26.4 million, decreased $7.2 million, or 21%, for the first quarter of 2002 versus 2001. The decrease from 2001 reflects numerous cost reductions, primarily headcount-related savings from the 2001 workforce reductions as well as other operational changes. The decrease was also due to $1.8 million of non-recurring costs related to the January 1, 2001 United States sales force reorganization. The $1.8 million of costs consisted of commissions on orders placed before January 1, 2001 that were shipped in 2001, as well as the hiring and training costs for approximately 200 employees. Commissions are expensed when orders are shipped. All of the January 2001 sales force reorganization costs were expensed as incurred. Enesco expects to report continued reductions in recurring operating expenses in future periods.

The January 2002 sales force changes (referenced above) relating to the change in compensation structure and addition of U.S. field and home decor sales representatives were subsequent to the January 2001 sales reorganization. The January 2002 sales force changes did not generate any additional costs.

Enesco historically classified amortization of intangibles as a non-operating expense and is now classifying amortization of intangibles as an operating expense. Amortization of goodwill ceased after 2001 per FAS 142. All periods presented have been reclassified to conform with the current presentation.

Due to the factors described above, first quarter 2002 operating loss of $2.2 million was $3.8 million less compared to first quarter 2001. Operating loss in the United States decreased by $2.6 million and international operating profit increased by $1.2 million compared to 2001.

Interest expense of $123 thousand for the first quarter of 2002 was $303 thousand less than 2001 due to lower average borrowings and lower interest rates. Lower interest income in 2002 is due to lower interest rates. Other expense, net, for 2002 is higher due to increased bank charges and less foreign currency gains.

Income tax benefit for the first quarter of 2002 was 44.7% of the pre-tax loss. The difference from the 46.7% rate for the comparable period in 2001 reflects the geographical mix of earnings and the impact of non-deductible goodwill amortization. The effective income tax rates are dependent upon numerous factors and actual results may vary.

INTERNATIONAL ECONOMIES AND CURRENCY:

The value of the U.S. dollar versus international currencies where Enesco conducts business can impact operating results. Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity. In addition to the currency risks, Enesco's international operations, including sources of imported products, are subject to risks of doing business abroad, including reliance on third party overseas manufacturers, import or export restrictions and changes in economic and political climates.

LIQUIDITY AND CAPITAL RESOURCES:

Enesco historically has satisfied its working capital requirements with internally generated funds and short-term loans. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter.

Operating cash flows are a function of earnings plus non-cash expenses such as depreciation and our ability to manage working capital. Operating cash used in the first quarter of 2002 was $6.8 million versus net cash provided by operating activities of $.6 million in the first quarter of 2001. The major uses of funds from operating activities in the first quarter of 2002 were decreased accounts payable and lower income taxes payable. The major sources of funds from changes in working capital include lower accounts receivable and lower inventories. The lower accounts receivable is a function of lower sales and faster collections being offset partially by dating programs. To stimulate sales, Enesco began offering domestic dating programs to its retailers in the third quarter of 2001. The marginal impact of the dating programs is that as sales increase, accounts receivable increase and days sales outstanding also increase. Accounts payable decreased due to the seasonality of product purchases. Income taxes payable were reduced due to the current period loss and tax payments made in the first quarter. The corporate headquarters closing reserve at March 31, 2002 totaled $1.0 million, a decrease of $275 thousand from December, 2001, relating to payments made. Due to the duration and timing of severance provisions and related benefits, the reserve will not be fully utilized until the first quarter of 2004. The reserve is expected to be utilized as follows: $500 thousand for the remainder of 2002, $400 thousand in 2003 and $100 thousand in 2004.

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

The major use of cash in investing activities in the first three months of 2002 was for capital expenditures.

The major source of cash from financing activities in the first three months of 2002 was the increase in short term debt. The principal sources of Enesco's liquidity are its available cash balances, cash from operations and available financing alternatives. At March 31, 2002, Enesco had unused lines of credit of approximately $43 million.

In August 2000, Enesco entered into a $50 million domestic revolving credit facility to replace an expiring revolving credit facility. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, selling property, repurchasing Enesco's shares and paying dividends. In addition, Enesco is required to satisfy minimum operating profit, fixed charge coverage ratio and leverage ratio tests at the end of each quarter. The credit agreement, as amended, grants a security interest in Enesco's domestic accounts receivable, inventory and real estate. In May 2002, the credit facility was further amended to extend the termination date to May 2003. Certain financial covenants were also modified. The size of the facility remains at $50 million. Management believes that the resources available from operations and the current credit facility as amended are sufficient to meet the foreseeable requirements of the business.

RECENT ACCOUNTING PRONOUNCEMENTS:

Financial Accounting Standards (FAS) 141 "Business Combinations", FAS 142 "Goodwill and Intangible Assets" and FAS 143 "Accounting for Asset Retirement Obligations" were finalized on June 30, 2001. FAS 144 "Accounting for the Impairment of or Disposal of Long-Lived Assets" was issued in August of 2001. FAS 141 did not have any impact on the historical financial statements of Enesco. Under FAS 142, goodwill and intangible assets that have indefinite useful lives will not be amortized, but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives. As required, Enesco adopted FAS 142 as of January 1, 2002, and ceased amortization of goodwill. The annual impact of ceasing amortization of goodwill is $1.95 million or $487 thousand per quarter. Enesco has not yet determined if the net book value of its existing goodwill of $33.4 million will be deemed impaired under the impairment tests required by FAS 142. FAS 143 is not expected to have a material impact on the financial statements of Enesco when adopted. FAS 144, adopted as of January 1, 2002, did not have any impact on the financial statements of Enesco.

EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" became effective as of January 1, 2002. Adoption of EITF 00-14 did not impact results of operations and financial condition since Enesco's accounting policies already conformed with EITF 00-14. Pursuant to EITF 00-25, "net revenues" as well as "selling, distribution, general and administrative expenses" (relating to advertising allowances) were restated for the first quarter of 2001, decreasing each by $509 thousand.

FORWARD LOOKING STATEMENTS:

This Form 10-Q, including all information incorporated by reference into this Form 10-Q, contains certain forward-looking statements within the meaning of the Federal securities laws. These forward-looking statements may include the words "believe," "expect," "plans" or similar words and are based in part on Enesco's reasonable expectations and are subject to a number of factors and risks, many of which are beyond Enesco's control. Enesco's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements contained in, and incorporated by reference into, this Form 10-Q as a result of certain factors including, but not limited to, those set forth below. Readers should also carefully review any risk factors described in other documents that we file from time to time with the Securities and Exchange Commission:


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. As such, Enesco is exposed to foreign exchange risk since purchases and sales are made in foreign currencies. In addition, Enesco is subject to interest rate risk on outstanding borrowings. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco currently does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors its foreign currency exposures and ensures that the hedge contract amounts do not exceed the amounts of the underlying exposures. To manage foreign currency risk, as of March 31, 2002, Enesco had entered into forward exchange agreements with a notional value of $16.7 million that will mature within 183 days. These contracts include sales of British pounds sterling and the purchase of U.S. dollars at an average exchange rate of 1.43, and a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.45. The fair value of these contracts is not significant. As of March 31, 2002, Enesco had $8.8 million outstanding of interest bearing debt with interest rates ranging from 3.0% to 3.94% and maturities within 20 days. The fair value approximates the carrying value of these debt instruments. Enesco currently has not hedged the interest rate risk on any of its outstanding borrowings.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits
              --------
                3.1      Restated Articles of Organization
               10.1 Eighth Amendment to Amended and Restated Senior Revolving Credit Agreement
               10.2      ROA Incentive Program 2002

     (b)      Reports on Form 8-K
              -------------------
              No reports on Form 8-K were filed by Enesco during the quarter for which this report is filed.

All other items hereunder are omitted because either such item is inapplicable or the response to it is negative.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ENESCO GROUP, INC.
                                         (Registrant)



Date:    May 15, 2002                    /s/ Daniel DalleMolle
                                         ---------------------------------------
                                         Daniel DalleMolle
                                         President and Chief Executive Officer





Date:    May 15, 2002                    /s/ Jeffrey W. Lemajeur
                                         ---------------------------------------
                                         Jeffrey W. Lemajeur
                                         Chief Financial Officer