Form 10-Q
period 2002-06-30
ENESCO GROUP INC
filed 2002-08-14
CIK 93542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                          Commission File Number 0-1349

                               Enesco Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Massachusetts                                       04-1864170
-----------------------------------                    -------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)

225 Windsor Drive, Itasca, Illinois                                60143
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

   Yes [X]    No [ ]
                                              June 30,
Shares Outstanding:                    2002             2001
                                       ----             ----

Common Stock with                   13,869,107       13,727,741
 Associated Rights

                          PART 1. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                      (UNAUDITED)
                                                        JUNE 30,    DECEMBER 31,
                                                         2002          2001
                                                       ---------    ------------
ASSETS

Current Assets

Cash and certificates of deposit                       $   2,918      $   7,932

Accounts receivable, net                                  72,220         58,582

Inventories                                               58,273         56,437

Prepaid expenses                                           1,901          2,622

Current tax assets                                        12,654         13,052
                                                       ---------      ---------

    Total current assets                                 147,966        138,625
                                                       ---------      ---------

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment                             69,842         68,199

Less - accumulated depreciation and amortization         (44,160)       (41,617)
                                                       ---------      ---------

    Property, plant and equipment, net                    25,682         26,582
                                                       ---------      ---------

OTHER ASSETS

Goodwill and other intangibles, net                       33,658         33,423
Other                                                      1,146          1,141
Deferred income taxes                                     19,830         19,780
                                                       ---------      ---------

Total other assets                                        54,634         54,344
                                                       ---------      ---------

TOTAL ASSETS                                           $ 228,282      $ 219,551
                                                       ---------      ---------




The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                      (UNAUDITED)
                                                        JUNE 30,    DECEMBER 31,
                                                         2002           2001
                                                       ---------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

Notes and loans payable                                $  17,182      $   6,749

Accounts payable                                          26,016         28,345

Federal, state and foreign income taxes                   27,783         28,713

Accrued expenses-
    Payroll and commissions                                4,029          3,183
    Royalties                                              5,749          5,782
    Post-retirement benefits                               2,705          3,246
    Other                                                  7,106          8,218
                                                       ---------      ---------

    Total current liabilities                             90,570         84,236
                                                       ---------      ---------

LONG-TERM LIABILITIES

Post-retirement benefits                                   2,921          3,718
Deferred income taxes                                      5,220          5,220
                                                       ---------      ---------

    Total long-term liabilities                            8,141          8,938
                                                       ---------      ---------

SHAREHOLDERS' EQUITY

Common stock                                               3,154          3,154

Capital in excess of par value                            47,348         47,847

Retained earnings                                        339,116        338,726

Accumulated other comprehensive income (loss)             (3,547)        (5,722)
                                                       ---------      ---------
                                                         386,071        384,005
Less - shares held in treasury, at cost                 (256,500)      (257,628)
                                                       ---------      ---------

    Total shareholders' equity                           129,571        126,377
                                                       ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 228,282      $ 219,551
                                                       ---------      ---------



The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                 2002           2001
                                                               ---------      ---------
Net revenues                                                   $  66,489      $  67,152
Cost of sales                                                     40,006         35,166
                                                               ---------      ---------

Gross profit                                                      26,483         31,986

Selling, distribution, general and administrative expenses        22,808         33,863
Amortization of goodwill and other intangibles                      --              487
                                                               ---------      ---------

Operating profit (loss)                                            3,675         (2,364)

Interest expense                                                    (179)          (524)
Interest income                                                       51             78
Other income (expense), net                                         (437)          (239)
                                                               ---------      ---------

Income (loss) before income taxes                                  3,110         (3,049)

Income tax expense (benefit)                                       1,313           (354)
                                                               ---------      ---------

Net income (loss)                                                  1,797         (2,695)

Retained earnings, beginning of period                           337,319        334,175
                                                               ---------      ---------

Retained earnings, end of period                               $ 339,116      $ 331,480
                                                               ---------      ---------

Earnings (loss) per common share:
    Basic and diluted                                          $    0.13      $   (0.20)
                                                               ---------      ---------


The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  2002           2001
                                                               ---------      ---------
Net revenues                                                   $ 121,366      $ 129,388
Cost of sales                                                     70,697         69,368
                                                               ---------      ---------

Gross profit                                                      50,669         60,020

Selling, distribution, general and administrative expenses        49,206         67,430
Amortization of goodwill and other intangibles                      --              976
                                                               ---------      ---------

Operating profit (loss)                                            1,463         (8,386)

Interest expense                                                    (302)          (950)
Interest income                                                      149            200
Other income (expense), net                                         (748)          (366)
                                                               ---------      ---------

Income (loss) before income taxes                                    562         (9,502)

Income tax expense (benefit)                                         172         (3,367)
                                                               ---------      ---------

Net income (loss)                                                    390         (6,135)

Retained earnings, beginning of period                           338,726        337,615
                                                               ---------      ---------

Retained earnings, end of period                               $ 339,116      $ 331,480
                                                               ---------      ---------

Earnings (loss) per common share:
    Basic and diluted                                          $    0.03      $   (0.45)
                                                               ---------      ---------


The accompanying notes are an integral part of these condensed financial statements

                               ENESCO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                 (In Thousands)

OPERATING ACTIVITIES                                               2002          2001
                                                                 --------      --------
Net income (loss)                                                $    390      $ (6,135)
Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities                  (15,444)       (6,440)
                                                                 --------      --------

    Net cash provided (used) by operating activities              (15,054)      (12,575)
                                                                 --------      --------

INVESTING ACTIVITIES

Purchase of property, plant and equipment                          (1,387)       (1,615)
Proceeds from sales of property, plant and equipment                   27          --
                                                                 --------      --------

    Net cash provided (used) by investing activities               (1,360)       (1,615)
                                                                 --------      --------

FINANCING ACTIVITIES

Net issuance of notes and loans payable                            10,433        17,061
Common stock issuance                                                 629           679
                                                                 --------      --------

    Net cash provided (used) by financing activities               11,062        17,740
                                                                 --------      --------

Effect of exchange rate changes on cash and cash equivalents          338          (132)
                                                                 --------      --------

Increase (decrease) in cash and cash equivalents                   (5,014)        3,418

Cash and cash equivalents, beginning of year                        7,932         4,006
                                                                 --------      --------

Cash and cash equivalents, end of period                         $  2,918      $  7,424
                                                                 --------      --------

The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

Enesco Group, Inc. (the "Company" or "Enesco") is in the gift, collectible and home decor industry. Enesco distributes many leading collectible and gift lines including Precious Moments, Cherished Teddies, Lilliput Lane, Border Fine Arts, NICI, Mary Engelbreit and Julie Ueland. Enesco distributes product worldwide and has wholly owned subsidiaries located in Hong Kong, Canada, France and the U.K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements included in the Company's Form 10-Q for the period ended March 31, 2002 were subsequently reviewed by the Company's independent public accountants, KPMG LLP, after their appointment in June of 2002, pursuant to Rule 10-01(d) of Regulation S-X. No material changes resulted from the review.

The accompanying financial data as of June 30, 2002 and for the three and six months ended June 30, 2002 and June 30, 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, these consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of the Company's financial position as of June 30, 2002, results of operations for the three and six months ended June 30, 2002 and June 30, 2001, and cash flows for the six months ended June 30, 2002 and June 30, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods. Certain reclassifications have been made to previously reported 2001 balances in order to conform with the current period presentation.

Revenue Recognition

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

Computation of Earnings per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and potential dilutive common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Potential dilutive common share equivalents primarily consist of employee stock options and warrants calculated using the treasury stock method.

Goodwill

Effective January 1, 2002, Enesco adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). In accordance with FAS 142, Enesco ceased amortizing goodwill and other intangibles upon adoption. Historically, Enesco had classified amortization of goodwill and other intangibles as a non-operating expense. Amortization of intangibles is now classified as an operating expense. All periods presented have been reclassified to conform with the current presentation. FAS 142 requires companies to perform goodwill impairment tests on an annual basis. We have performed the requisite transitional impairment test and have determined that goodwill, which aggregates $33.7 million as of June 30, 2002, is impaired under FAS 142. The Company has not yet determined the amount of such impairment, ranging from zero dollars to $33.7 million, which will be recorded by December 31, 2002.

In accordance with FAS 142, 2001 results have not been restated for the effects of ceasing goodwill amortization. Had goodwill amortization been discontinued effective January 1, 2001, net income (loss) and earnings (loss) per common share would have been as follows (in thousands, except per share data):

                                                      Three Months Ended          Six Months Ended
                                                            June 30                    June 30
                                                            -------                    -------
                                                       2002         2001          2002         2001
                                                       ----         ----          ----         ----
     Net income (loss):
     Reported net income (loss)                     $   1,797     $  (2,695)     $   390     $  (6,135)
     Goodwill amortization, net of income taxes            --           479           --           961
                                                    -----------------------      ---------------------
       Adjusted net income (loss)                   $   1,797     $  (2,216)     $   390     $  (5,174)
                                                    -----------------------      ---------------------

     Earnings (loss) per common share:
     Reported basic and diluted                     $    0.13     $   (0.20)     $  0.03     $   (0.45)
     Goodwill amortization, net of income taxes            --          0.04           --          0.07
                                                    -----------------------      ---------------------
       Adjusted basic and diluted                   $    0.13     $   (0.16)     $  0.03     $   (0.38)
                                                    -----------------------      ---------------------

Payments for Interest and Income Taxes

Enesco made cash payments for interest and income taxes as follows (in thousands):

                                        Six Months Ended
                                             June 30
                                             -------
                                       2002          2001
                                       ----          ----

Interest                               $ 330        $1,216
Income taxes                           $ 784        $  432

Recent Accounting Pronouncements

In June of 2001, the FASB issued the following Statements of Financial Accounting Standards: (1) FAS 141 "Business Combinations" and (2) FAS 143 "Accounting for Asset Retirement Obligations". FAS 141 did not have any impact on Enesco's historical financial statements. FAS 143 is not expected to have a material impact on the financial statements of Enesco when adopted. In August of 2001, the FASB issued FAS 144 "Accounting for the Impairment of or Disposal of Long-Lived Assets". FAS 144, adopted as of January 1, 2002, did not have any impact on the operating results or financial position of Enesco. FAS 145 "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", was issued in April of 2002. Adoption of FAS 145 had no impact on the operating results or financial position of Enesco.

Effective January 1, 2002, Enesco adopted EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". Adoption of EITF 00-14 did not impact results of operations or financial condition as Enesco's internal accounting policies already conformed to EITF 00-14. However, pursuant to EITF 00-25, "net revenues" as well as "selling, distribution, general and administrative expenses" (relating to advertising allowances) were reclassified for 2001, decreasing the previously reported balances in the second quarter of 2001 by $177 thousand and year to date 2001 balances by $686 thousand. These reclassifications had no impact on Enesco's net income or financial position.

3. COMPREHENSIVE INCOME (LOSS):

Other comprehensive income (loss) consists only of cumulative foreign currency translation adjustments. Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 was as follows (in thousands):

                                                             Three Months Ended       Six Months Ended
                                                                  June 30                  June 30
                                                            -------------------      -------------------
                                                              2002        2001         2002        2001
                                                            -------------------      -------------------
Net income (loss)                                           $ 1,797     $(2,695)     $   390     $(6,135)
Other comprehensive income (loss):
    Cumulative translation adjustments (no tax effects)       2,759         433        2,175      (1,413)
                                                            -------------------      -------------------
Comprehensive income (loss)                                 $ 4,556     $(2,262)     $ 2,565     $(7,548)
                                                            ===================      ===================

4. GEOGRAPHIC OPERATING SEGMENTS:

Enesco operates in the giftware and collectible wholesale industry, predominantly in two major geographic classifications (United States and International). The following table summarizes operations by geographic classification for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                   Three Months Ended             Six Months Ended
                                        June 30                        June 30
                                ------------------------      ------------------------
                                   2002           2001           2002          2001
                                ------------------------      ------------------------
NET SALES
United States                   $  48,458      $  48,905      $  86,020      $  94,628
United States inter-company          (247)          (467)          (628)        (1,191)
International                      18,452         18,890         36,378         36,413
International inter-company          (174)          (176)          (404)          (462)
                                ------------------------      ------------------------
Total consolidated              $  66,489      $  67,152      $ 121,366      $ 129,388
                                ========================      ========================

OPERATING PROFIT (LOSS)
United States                   $   1,990      $  (3,400)     $  (1,605)     $  (9,600)
International                       1,685          1,036          3,068          1,214
                                ------------------------      ------------------------
Total consolidated              $   3,675      $  (2,364)     $   1,463      $  (8,386)
                                ========================      ========================

Transfers between geographic operating segments are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

There were no material changes in assets from the amounts disclosed in Enesco's December 31, 2001 Annual Report and the basis of geographic classification of sales and operating profit has not changed in 2002.

5. OTHER INCOME (EXPENSE), NET:

Other income (expense), net for the three and six months ended June 30, 2002 and 2001 consists of the following (in thousands):

                                        Three Months Ended     Six Months Ended
                                              June 30               June 30
                                         ----------------      ----------------
                                          2002       2001       2002       2001
                                         ----------------      ----------------

Foreign currency gain (loss)             $  (9)     $  16      $  11      $  15
Gain (loss) on sale of fixed assets         (2)        --         (3)         1
Bank charges and other                    (426)      (255)      (756)      (382)
                                         ----------------      ----------------
                                         $(437)     $(239)     $(748)     $(366)
                                         ================      ================


6. EARNINGS (LOSS) PER COMMON SHARE (BASIS OF CALCULATIONS):

The number of shares used in the earnings (loss) per common share computation for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands):

                                          Three Months Ended   Six Months Ended
                                                June 30             June 30
                                           ----------------    -----------------
                                            2002      2001      2002       2001
                                           ----------------    -----------------
Basic
     Average common shares outstanding     13,852    13,701    13,820     13,671

Diluted
     Stock options and warrants               332        --       243         --
                                           ----------------    -----------------
Average shares diluted                     14,184    13,701    14,063     13,671
                                           ================    =================

The average number of diluted shares outstanding for the three and six months ended June 30, 2001 excludes common stock equivalents relating to options and warrants since the impact of the reported net loss was antidilutive. Had Enesco reported a profit for the three months ended June 30, 2001 and the six months ended June 30, 2001, the number of average shares diluted would have increased by 184 thousand and 129 thousand, respectively. Additionally, options to purchase 1.7 million and 2.9 million shares were outstanding during 2002 and 2001, respectively, but were not included in the computation of diluted earnings
(loss) per share because the options' exercise price was greater than the average market price of the common shares.

7. FINANCIAL INSTRUMENTS:

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

Enesco's current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco's foreign currency hedging activities is to protect Enesco from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Under FAS 133, the instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current assets or current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of FAS 133 are recorded as a component of Other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of FAS 133 are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the six months ended June 30, 2002.

To manage foreign currency risk, as of June 30, 2002, Enesco entered into forward exchange agreements with a notional value of $13.7 million that will mature within 215 days. These contracts include sales of British pounds sterling and purchases of U.S. dollars at an average exchange rate of 1.43, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.53, and sales of Euros and purchases of U.S. dollars at an average exchange rate of 0.9087. The fair value of these contracts is not significant. As of June 30, 2002, Enesco had $17.2 million outstanding of interest bearing debt with interest rates ranging from 3.19% to 3.98% and maturities within 22 days. The fair value approximates the carrying value of these debt instruments. Enesco currently has not hedged the interest rate risk on any of its outstanding borrowings.

8. CORPORATE HEADQUARTERS CLOSING ACCRUAL

In 1997, Enesco's Board of Directors decided to move its corporate headquarters from Massachusetts to Illinois. At that time, provisions were recorded to cover the costs relating to the closing of the Massachusetts site. At June 30, 2002, the corporate headquarters closing accrual totaled $700 thousand, a decrease of $500 thousand from December 31, 2001, relating to payments made in 2002. Due to the duration and timing of severance provisions and related benefits, the accrual will not be fully utilized until the first quarter of 2004. The accrual is expected to be utilized as follows: $200 thousand for the remainder of 2002, $400 thousand in 2003, and $100 thousand in 2004.

9. WORKFORCE REDUCTIONS

On May 3, 2001, Enesco reduced its workforce in the United States by 120 positions, or approximately 14%. This workforce reduction affected clerical and professional employees and is expected to generate annual savings of approximately $8 million. Severance costs of approximately $500 thousand were recorded in the second quarter of 2001. On August 29, 2001, Enesco reduced its workforce in the United States by an additional 45 positions, generating an estimated $3.5 million of annual savings. In September 2001, Enesco closed a manufacturing plant in the U.K., eliminating approximately 45 positions and generating estimated annual savings of $700 thousand. The costs associated with the third quarter 2001 U.S. and U.K. workforce reductions totaled $360 thousand. In the fourth quarter of 2001, Enesco recorded $70 thousand of severance costs related to a U.S. workforce reduction.

In the second quarter of 2002, Enesco further reduced its workforce in the United States. This workforce reduction is expected to generate annual savings of approximately $1.0 million. Severance costs of approximately $250 thousand were recorded in the second quarter. Approximately $150 thousand of severance remains to be paid as of June 30, 2002 relating to the second quarter 2002 workforce reduction.

10. SUBSEQUENT EVENTS

On July 3, 2002, members of Local Union No. 781 of the Teamsters agreed to a five year contract with Enesco in the United States.

Enesco continues to monitor the contract negotiations between the Pacific Maritime Association (PMA) and the International Longshore and Warehouse Union. The PMA represents West Coast port employers and shippers. Enesco receives the majority of its imports from overseas suppliers through these ports. The previous contract between the PMA and union longshoremen expired on July 1, 2002, and an extension has been agreed to through mid-August 2002. Negotiations between the parties continue to progress. A work stoppage by the union members could cause a disruption in our operations and potentially affect future results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               ENESCO GROUP, INC.
                         SIX MONTHS ENDED JUNE 30, 2002


Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar meaning, constitute "forward-looking statements" within the meaning of Federal securities laws. These forward-looking statements are based in part on Enesco's reasonable expectations and are subject to a number of factors and risks, many of which are beyond Enesco's control. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below under the heading "Risk Factors" and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission. In light of these uncertainties and risks, there can be no assurance that the forward-looking statements in this Form 10-Q will occur or continue in the future. Except for required, periodic filings under the Securities Exchange Act of 1934, Enesco undertakes no obligations to release publicly any revisions to these forward looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Condensed Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts and sales returns, inventory allowances, goodwill impairments, contingencies, restructuring costs and other special charges and taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgements, assumptions and estimates used in the preparation of the Consolidated Condensed Financial Statements.

The allowance for doubtful accounts is based on our assessments of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are significantly different than our historical experience, estimates of the recoverability of amounts due could be affected. An allowance for sales returns is established based on historical trends in product returns. If future returns do not reflect historical trends, revenue could be affected.

Inventory purchases and commitments are based on future demand forecasts. If there is a sudden and significant decrease in demand for our products or there is a higher incidence of inventory obsolescence because of rapidly changing customer requirements, we may be required to increase our inventory allowances and gross profit could be affected.

Enesco has established accruals for taxes payable and tax assessments. The accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Enesco has filed and continues to file tax returns with a number of taxing authorities worldwide. While Enesco believes such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. To the extent accruals differ from assessments, or when the open tax years are closed, the accruals are adjusted through the provision for income taxes. The majority of open tax years become closed for assessments at the end of December for the particular open year.

NET REVENUE AND GROSS PROFIT

Net sales in the second quarter of 2002 decreased by 1%, or $660 thousand, from the second quarter of 2001. Net sales in the first six months of 2002 decreased by 6%, or $8.0 million, from the first six months of 2001. The decreases in net sales for the second quarter and first six months of 2002 compared to the same periods last year were primarily the result of decreased sales in the U.S. card and gift channel due to unfavorable economic conditions, the consolidation of accounts in this channel and a second quarter decline in Harry Potter product sales in Europe.

Enesco's Precious Moments lines represented approximately 40% of 2002 year to date sales compared to 42% for 2001. The Cherished Teddies lines represented approximately 11% of 2002 year to date sales compared to 14% for 2001.

Net new orders of $136 million for the second quarter of 2002 were down 8% versus the comparable period of 2001. Backlog of $43 million at June 30, 2002 was down approximately $23 million or 36% from the same point in time last year. Net open orders (backlog) are orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests. We believe the decreases in net new orders and backlog are due to continuing soft demand in the US card, gift and collectible channel and a change in Enesco's product launch process. Starting in the fall of 2001, Enesco presents only products to our US retail customers that we have or plan to have in stock throughout the year. Previously, products would be presented to customers primarily at corporate and regional shows and, based on customer response, the products would either be ordered for stock or the customer orders would be cancelled. The previous selling process resulted in higher levels of net new orders and backlog as compared to the current selling process which smoothes out the levels of new orders and backlog. Consequently, the previous selling process resulted in higher levels of subsequent order cancellations and unfilled orders. We believe the new selling process is more customer friendly and though it results in lower net new orders and backlog, it also results in lower order cancellations and unfilled orders.

Gross profit for the second quarter of 2002 of $26.5 million was 39.8% of net sales as compared to second quarter 2001 gross profit of $ 32.0 million, which was 47.6% of net sales. Gross profit for the first six months of 2002 was $50.7 million or 41.7% of net sales, as compared to gross profit for the first six months of 2001 of $60.0 million, which was 46.4% of net sales. The decrease in gross profit for the second quarter and first six months of 2002 as compared to 2001 was due to lower shipping volumes as well as changes in product and sales channel mix. Earlier in 2002, lower product acquisition costs were negotiated with some of our major suppliers. We expect these lower costs to favorably impact gross profit starting in the second half of 2002. Gross profit can be affected in the future by changes in vendor pricing, obsolescence charges, changes in shipment volume, price competition and changes in distribution channel, geographic or product mix.

SELLING, DISTRIBUTION, AND GENERAL AND ADMINISTRATIVE EXPENSES

Selling, Distribution and General and Administrative Expenses (operating expenses) for the second quarter of 2002 were $22.8 million, or 34.3% of sales, and year to date were $49.2 million, or 40.5% of sales, down significantly compared to second quarter 2001 of $33.9 million, or 50.5% of sales, and year to date 2001 of $67.4 million, or 52.1% of sales. Operating expenses decreased by approximately $18.2 million year to date from the prior year primarily due to the impact of numerous cost control measures including headcount reductions, showroom savings, catalog savings and less travel. The decrease was also due to $2.3 million of non-recurring 2001 costs related to the January 1, 2001 United States sales force reorganization. The $2.3 million of 2001 costs consisted of commissions on orders placed before January 1, 2001 that were shipped in 2001, as well as the hiring and training costs for approximately 200 employees. Commissions are expensed when orders are shipped. All of the January 2001 sales force reorganization costs were expensed as incurred.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, Enesco adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). In accordance with FAS 142, Enesco ceased amortizing goodwill and other intangibles upon adoption. Historically, Enesco classified amortization of goodwill and other intangibles as a non-operating expense. We are now classifying amortization of goodwill and other intangibles as an operating expense. All periods presented have been reclassified to conform with the current presentation. FAS 142 requires us to perform goodwill impairment tests on an annual basis. We have performed the requisite transitional impairment test and have determined that goodwill, which aggregates $33.7 million as of June 30, 2002, is impaired under FAS 142. The Company has not yet determined the amount of such impairment, ranging from zero dollars to $33.7 million, which will be recorded by December 31, 2002. For additional information regarding FAS 142, see
Note 2 "Summary of Significant Accounting Policies" to the Consolidated Financial Statements.

OPERATING INCOME (LOSS)

Significant reductions in operating expenses generated an increase in second quarter 2002 operating income of $6.1 million compared to second quarter 2001. In the second quarter 2002, we had operating income of $3.7 million compared to a $2.4 million operating loss in 2001. Operating income was $1.5 million for the first six months of 2002, compared with an $8.4 million loss in the first six months of 2001. The year to date increase in operating income over 2001 includes improvements by all operating units, with the largest improvement in the United States.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest expense of $179 thousand for the second quarter of 2002 was $345 thousand less than the second quarter of 2001 due to lower average borrowings and lower interest rates. Lower interest income in 2002 is due to lower interest rates. Other expense, net, for the second quarter of 2002 is $200 thousand higher due to increased bank charges and less foreign currency gains.

Interest expense of $300 thousand for the first six months of 2002 was $650 thousand less than the first six months of 2001 due to lower average borrowings and lower interest rates. Lower interest income in 2002 is due to lower interest rates. Other expense, net, for the first six months of 2002 is higher by $400 thousand due to increased bank charges and less foreign currency gains.

PROVISION FOR INCOME TAXES
The effective tax rate was 42.2% for the second quarter of 2002 and 30.6% for the first six months of 2002. The comparable tax rates were 11.6% and 35.4% for second quarter and year to date 2001, respectively, reflecting the geographical mix of earnings, the impact of non-deductible goodwill amortization and an estimate revision in the second quarter of 2001. The effective tax rate differs from the U.S. statutory rate primarily due to the varying tax rates of foreign jurisdictions. Our future effective tax rates could be affected if earnings are other than anticipated in countries where we have lower statutory rates or by changes in tax laws and regulations.

INTERNATIONAL ECONOMIES AND CURRENCIES
We conduct business globally. Accordingly, our future results could be materially affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political, or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; and natural disasters. Any or all of these factors could have a material impact on our future results.

As a global concern, we face exposure to movements in foreign currency exchange rates. These exposures may change over time and could have a material impact on our financial results and cash flows. Historically, our primary exposures have related to non dollar-denominated transactions in Canada and Europe, as well as dollar denominated inventory purchases by our international operating units.

At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activity undertaken by us is intended to offset the impact of currency fluctuations on certain foreign currency transactions. See Note 7, "Financial Instruments", to the Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Enesco has historically satisfied working capital requirements with internally generated funds and short term loans. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter. For additional discussion, see the Risk Factors section below. Cash and cash equivalents were $2.9 million on June 30, 2002.

Operating cash flows are a function of earnings plus non-cash expenses such as depreciation and our ability to manage working capital. Cash used by operating activities in the first six months of 2002 was $15.1 million. The major uses of funds from operating activities were increased accounts receivable, increased inventory and decreased accounts payable. Most of the cash used by operating activities was due to a $13.6 million accounts receivable increase, which was caused by the extension of dating terms to retailers. To stimulate sales, Enesco began offering dating programs to its domestic retailers in the third quarter of 2001. The marginal impact of the dating programs is that as sales increase, accounts receivable increases and days sales outstanding also increase. Accounts payable decreased due to the seasonality of product purchases. The corporate headquarters closing accrual at June 30, 2002 totaled $700 thousand, a decrease of $500 thousand from December, 2001, relating to payments made. Due to the duration and timing of severance provisions and related benefits, the accrual will not be fully utilized until the first quarter of 2004. The accrual is expected to be utilized as follows:
$200 thousand for the remainder of 2002, $400 thousand in 2003 and $100 thousand in 2004.

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

Cash used by investing activities in the first six months of 2002 was $1.4 million, primarily due to property, plant and equipment purchases.

Cash provided by financing activities in the first six months of 2002 was $11.1 million, primarily due to increased borrowings. At June 30, 2002, Enesco had unused lines of credit of approximately $37 million.

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

We believe that our current cash and cash equivalents, cash generated from operations, and available financing alternatives will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. In addition, there are no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or requirements for capital resources.

RECENT ACCOUNTING PRONOUNCEMENTS

In June of 2001, the FASB issued the following Statements of Financial Accounting Standards: (1) FAS 141 "Business Combinations" and (2) FAS 143 "Accounting for Asset Retirement Obligations". FAS 141 did not have any impact on Enesco's historical financial statements. FAS 143 is not expected to have a material impact on the financial statements of Enesco when adopted. In August of 2001, the FASB issued FAS 144 "Accounting for the Impairment of or Disposal of Long-Lived Assets". FAS 144, adopted as of January 1, 2002, did not have any impact on the operating results or financial position of Enesco. FAS 145 "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", was issued in April of 2002. Adoption of FAS 145 had no impact on the operating results or financial position of Enesco.

Effective January 1, 2002 Enesco adopted EITF 00-14 "Accounting for Certain Sales Incentives" and EITF 00-25 "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer". Adoption of EITF 00-14 did not impact results of operations or financial condition as Enesco's internal accounting policies already conformed to EITF 00-14. However, pursuant to EITF 00-25, "net revenues" as well as "selling, distribution, general and administrative expenses" (relating to advertising allowances) were reclassified for 2001, decreasing the previously reported balances in the second quarter of 2001 by $177 thousand and year to date 2001 balances by $686 thousand.

RISK FACTORS
Set forth below and elsewhere in this Quarterly Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

The results of operations for any quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

-  Changes in economic conditions and specific market conditions

-  Fluctuations in demand for our products

-  Manufacturing lead times

- The effects of terrorist activity and armed conflict, such as disruption in global economic activity, changes in logistics and security arrangements

- The timing of orders, timing of shipments and our ability to meet customer demands

- Inventory levels and purchase commitments exceeding requirements based upon future demand forecasts

-  Price and product competition in the giftware industry

-  The trend toward retail store consolidation in the card and gift channel

-  Variations in sales channels, product costs or mix of products sold

-  The ability to secure, maintain and renew popular licenses

-  The geographical mix of our revenue and the associated impact on gross margin

-  Our ability to achieve targeted cost reductions

- Actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the amounts of certain assets (including the amounts of related allowances), liabilities and other items reflected in our financial statements.

As a consequence, operating results for a particular future period are difficult to predict. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations and financial condition.

Gross margin may be adversely affected in the future by increases in vendor costs, excess inventory, obsolescence charges, changes in shipment volume, price competition and changes in channels of distribution or in the mix of products sold. Gross margin may also be impacted by geographic mix of product sold.

Our ability to meet customer demands also depends in part on our ability to obtain timely deliveries of product from our suppliers. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter problems in the future. We source product from a wide variety of vendors, however, certain products and product lines are presently available only from a single source or limited sources.

While our suppliers have performed effectively and have been relatively flexible to date, production issues with our suppliers may have a material impact on our business.

The principal competitive risks in the markets in which we presently compete and may compete in the future are:

-  Performance

-  Price

-  Collectibility of our products

-  Market presence

-  New product introductions

-  Product costs

-  Differentiation of new products from those of our competitors

-  Time to market on new products

LEGAL PROCEEDINGS
We are a party to certain lawsuits in the normal course of our business. Litigation can be expensive, lengthy and disruptive to normal business operations. While we can not predict the eventual outcome of the proceedings, we do not believe that any of the current legal proceedings will have a material adverse effect on the consolidated financial statements of Enesco.

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

To manage foreign currency risk, as of June 30, 2002, Enesco had entered into forward exchange agreements with a notional value of $13.7 million that will mature within 215 days. These contracts include sales of British pounds sterling and purchases of U.S. dollars at an average exchange rate of 1.43, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.53, and sales of Euros and purchases of U.S. dollars at an average exchange rate of 0.9087. The fair value of these contracts is not significant. As of June 30, 2002, Enesco had $17.2 million outstanding of interest bearing debt with interest rates ranging from 3.19% to 3.98% and maturities within 22 days. The fair value approximates the carrying value of these debt instruments. Enesco currently has not hedged the interest rate risk on any of its outstanding borrowings.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Stockholders was held on April 25, 2002.

(b) The matter voted upon at the meeting was the election of Directors. The members of Class I were standing for election to a three-year term expiring at the Annual Meeting in 2005. Upon motion duly made and seconded, it was voted to elect Judith R. Haberkorn, Donald L. Krause and Thane A. Pressman as Class I Directors for a three-year term expiring at the Annual Meeting in 2005 and until their successors are elected and qualified. The votes for each of the candidates were reported as follows:

             Judith R. Haberkorn    For:            12,620,591

                                    Withheld:          184,229

             Thane A. Pressman      For:            12,630,082

                                    Withheld:          274,738

             Donald L. Krause       For:            12,635,079

                                    Withheld:          169,741

         In addition, the following directors continue to serve on the Board:
         Daniel DalleMolle, Eugene Freedman, Donna Brooks Lucas, John F. Cauley, George R. Ditomassi and Anne-Lee Verville.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits
          --------
          99.1   CEO Certification
          99.2   CFO Certification

    (b)   Reports on Form 8-K
          -------------------
          Form 8-K filed on June 10, 2002 reporting the appointment of KPMG LLP as independent auditor for fiscal year 2002.

All other items hereunder are omitted because either such item is inapplicable or the response to it is negative.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ENESCO GROUP, INC.
                                        (Registrant)



Date:    August 14, 2002                /s/ Daniel DalleMolle
                                        --------------------------------------
                                        Daniel DalleMolle
                                        President and Chief Executive Officer





Date:    August 14, 2002                /s/ Jeffrey W. Lemajeur
                                        --------------------------------------
                                        Jeffrey W. Lemajeur
                                        Chief Financial Officer