Form 10-Q
period 2002-09-30
ENESCO GROUP INC
filed 2002-11-13
CIK 93542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

  (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____ .

                         Commission File Number 0-1349

                               Enesco Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                04-1864170
   -------------------------------            ----------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                   Identification No.)

  225 Windsor Drive, Itasca, Illinois                     60143
----------------------------------------      ----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes [x ]        No [  ]
                                                    September 30,
                                                2002             2001
                                             ----------       ----------
Shares Outstanding:
Common Stock with                            13,888,905       13,745,990
 Associated Rights

                          PART 1. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                    (UNAUDITED)
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2002            2001
                                                     ---------      ------------

ASSETS

CURRENT ASSETS:

Cash and certificates of deposit                       $   3,173      $   7,932

Accounts receivable, net                                  72,930         58,582

Inventories                                               53,244         56,437

Prepaid expenses                                           1,508          2,622

Current tax assets                                        12,096         13,052
                                                       ---------      ---------

    Total current assets                                 142,951        138,625
                                                       ---------      ---------

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment, at cost                    70,701         68,199

Less accumulated depreciation                           (45,266)       (41,617)
                                                       ---------      ---------

    Property, plant and equipment, net                    25,435         26,582
                                                       ---------      ---------

OTHER ASSETS:

Goodwill and other intangibles, net                           --         33,423

Other                                                      1,112          1,141

Deferred income taxes                                     20,000         19,780
                                                       ---------      ---------

Total other assets                                        21,112         54,344
                                                       ---------      ---------

TOTAL ASSETS                                           $ 189,498      $ 219,551
                                                       =========      =========



         The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                                         (UNAUDITED)
                                                                        SEPTEMBER 30,         DECEMBER 31,
                                                                            2002                  2001
                                                                        -------------        -------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes and loans payable                                                $       13,631       $         6,749

Accounts payable                                                               19,201                28,345

Federal, state and foreign income taxes                                        28,913                28,713

Accrued expenses:
    Payroll and commissions                                                     3,582                 3,183
    Royalties                                                                   5,817                 5,782
    Post-retirement benefits                                                    2,596                 3,246
    Other                                                                       7,170                 8,218
                                                                        -------------        --------------
    Total current liabilities                                                  80,910                84,236
                                                                        -------------        --------------
LONG-TERM LIABILITIES:

Post-retirement benefits                                                        2,853                 3,718

Deferred income taxes                                                             772                 5,220
                                                                        -------------        --------------
    Total long-term liabilities                                                 3,625                 8,938
                                                                        -------------        --------------
SHAREHOLDERS' EQUITY:

Common stock                                                                    3,154                 3,154

Capital in excess of par value                                                 47,298                47,847

Retained earnings                                                             314,486               338,726

Accumulated other comprehensive income (loss)                                  (3,623)               (5,722)
                                                                        -------------        --------------
                                                                              361,315               384,005
Less - Shares held in treasury, at cost                                      (256,352)             (257,628)
                                                                        -------------        --------------
    Total shareholders' equity                                                104,963               126,377
                                                                        -------------        --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $     189,498        $      219,551
                                                                        =============        ==============

         The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
        CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                              2002                2001
                                                                         ---------------      --------------
Net revenues                                                             $       69,043       $      77,177
Cost of sales                                                                    40,412              45,436
                                                                         --------------       -------------

Gross profit                                                                     28,631              31,741

Selling, distribution, general and administrative expenses                       21,896              23,843
Amortization of goodwill and other intangibles                                        -                 487
                                                                         --------------       -------------

Operating profit                                                                  6,735               7,411

Interest expense                                                                   (203)               (287)
Interest income                                                                      65                  43
Other income (expense), net                                                        (362)               (361)
                                                                         --------------       -------------

Income before income taxes                                                        6,235               6,806

Income tax expense                                                                1,834               2,436
                                                                         --------------       -------------

Net income                                                                        4,401               4,370

Retained earnings, beginning of period                                   $      310,085           $ 331,480
                                                                         --------------       -------------

Retained earnings, end of period                                         $      314,486           $ 335,850
                                                                         ==============       =============

Earnings per common share:
  Basic                                                                  $         0.32       $        0.32
                                                                         ==============       =============
  Diluted                                                                $         0.31       $        0.31
                                                                         ===============      =============



         The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                              2002                2001
                                                                         --------------       -------------
Net revenues                                                             $      190,409       $     206,565
Cost of sales                                                                   111,109             114,804
                                                                         --------------       -------------

Gross profit                                                                     79,300              91,761

Selling, distribution, general and administrative expenses                       71,102              91,275
Amortization of goodwill and other intangibles                                        -               1,463
                                                                         --------------       -------------

Operating profit (loss)                                                           8,198                (977)

Interest expense                                                                   (505)             (1,237)
Interest income                                                                     214                 243
Other income (expense), net                                                      (1,110)               (725)
                                                                         --------------       -------------

Income (loss) before income taxes                                                 6,797              (2,696)

Income tax expense (benefit)                                                      2,006                (931)
                                                                         --------------       -------------

Income (loss) before cumulative effect
of a change in accounting principle                                               4,791              (1,765)

Cumulative effect of a change in
accounting principle, net of income taxes                                       (29,031)                  -

                                                                         --------------       -------------
Net income (loss)                                                               (24,240)             (1,765)

Retained earnings, beginning of period                                          338,726             337,615
                                                                         --------------       -------------

Retained earnings, end of period                                         $      314,486       $     335,850
                                                                         ==============       =============

Earnings (loss) per common share:
Income(loss) before cumulative effect of a change
in accounting principle, net of income taxes                 Basic       $         0.35       $       (0.13)
                                                             Diluted     $         0.34       $       (0.13)

Basic and diluted cumulative effect
of a change in accounting principle, net of income taxes                 $        (2.10)                  -

Basic and diluted earnings
for Net income (loss)                                                    $        (1.75)      $       (0.13)
                                                                         ==============       =============



         The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
                                 (IN THOUSANDS)


OPERATING ACTIVITIES:                                                                2002                   2001
                                                                                ----------------      -----------------
Net income (loss)                                                               $       (24,240)      $         (1,765)
Cumulative effect of a change in accounting
principle, net of income taxes                                                           29,031                      -
Adjustments to reconcile net income (loss) to net
    cash provided (used) by operating activities                                        (15,263)                (6,568)
                                                                                ---------------       ----------------

    Net cash provided (used) by operating activities                                    (10,472)                (8,333)
                                                                                ---------------       ----------------
INVESTING ACTIVITIES:

Purchase of property, plant & equipment                                                  (2,349)                (2,452)
Proceeds from sales of property, plant & equipment                                          109                      -
                                                                                ---------------       ----------------

    Net cash provided (used) by investing activities                                     (2,240)                (2,452)
                                                                                ---------------       ----------------
FINANCING ACTIVITIES:

Net issuance of notes and loans payable                                                   6,882                  9,945
Proceeds from the issuance of common stock                                                  727                    790
                                                                                ---------------       ----------------

    Net cash provided (used) by financing activities                                      7,609                 10,735
                                                                                ---------------       ----------------

Effect of exchange rate changes on cash and cash equivalents                                344                    (38)
                                                                                ---------------       ----------------

Increase (decrease) in cash and cash equivalents                                         (4,759)                   (88)

Cash and cash equivalents, beginning of period                                            7,932                  4,006
                                                                                ---------------       ----------------

Cash and cash equivalents, end of period                                        $         3,173       $          3,918
                                                                                ===============       ================




               The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

Enesco Group, Inc. (the "Company" or "Enesco") is in the gift, collectible and home decor industry. Enesco distributes many leading collectible and gift lines including Precious Moments, Cherished Teddies, Lilliput Lane, Border Fine Arts, NICI, Mary Engelbreit, Julie Ueland and Jim Shore. Enesco distributes product worldwide and has wholly owned subsidiaries located in Hong Kong, Canada, France and the U.K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of September 30, 2002 and for the three and nine months ended September 30, 2002 and September 30, 2001 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of management, these Consolidated Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of the Company's financial position as of September 30, 2002, results of operations for the three and nine months ended September 30, 2002 and September 30, 2001, and cash flows for the nine months ended September 30, 2002 and September 30, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any future period. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods. Certain reclassifications have been made to previously reported 2001 balances to conform with the current period presentation.

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

Goodwill

On January 1, 2002, Enesco adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). In accordance with FAS 142, Enesco ceased amortizing goodwill and other intangibles upon adoption. Historically, Enesco had classified amortization of goodwill and other intangibles as a non-operating expense. Amortization of intangibles is now classified as an operating expense. All periods presented have been reclassified to conform with the current presentation.

The adoption of FAS 142 also required the performance of a goodwill impairment test as of January 1, 2002. The test for goodwill impairment involved a two step process. The first step, which was completed in the second quarter of 2002, compared the fair value of each reporting unit to its carrying amount. The second step was completed in the third quarter of 2002. Since the fair value of each reporting unit was less than its carrying amount, the amount of the impairment loss was measured by comparing the implied fair value of goodwill to its carrying amount. As the carrying amount of goodwill at each reporting unit exceeded its implied fair value, an impairment loss equal to that excess was recorded. The total goodwill carrying value of $33.6 million was determined to be fully impaired. As of January 1, 2002, a charge of $29.0 million was recorded, net of $4.6 million related income taxes, as the cumulative effect of a change in accounting principle, net of income taxes, in the Statement of Operations for the nine months ended September 30, 2002.

In accordance with FAS 142, 2001 results have not been restated for the effects of ceasing goodwill amortization. Had goodwill amortization been discontinued effective January 1, 2001, net income (loss) and earnings (loss) per common share would have been as follows (in thousands, except per share data):


                                                                            Three Months Ended    Nine Months Ended
                                                                               September 30         September 30
                                                                            ------------------    ------------------
                                                                             2002        2001       2002      2001
                                                                            ------      ------    --------   -------


Net income (loss):
As reported                                                                 $4,401      $4,370    $(24,240)  $(1,765)
Goodwill amortization, net of income taxes                                       -         480           -     1,441
                                                                            ------      ------    --------   -------
  As adjusted                                                               $4,401      $4,850    $(24,240)  $  (324)
                                                                            ======      ======    =========  =======

Earnings (loss) per common share-basic:
As reported                                                                 $ 0.32      $ 0.32    $  (1.75)  $ (0.13)
Goodwill amortization, net of income taxes                                       -        0.03           -      0.11
                                                                            ------      ------    --------   -------
  As adjusted                                                               $ 0.32      $ 0.35    $  (1.75)  $ (0.02)
                                                                            ======      ======    ========   =======

Earnings (loss) per common share-diluted:
As reported                                                                 $ 0.31      $ 0.31    $  (1.75)  $ (0.13)
Goodwill amortization, net of income taxes                                       -        0.03           -      0.11
                                                                            ------      ------    --------   -------
   As adjusted                                                              $ 0.31      $ 0.34    $  (1.75)  $ (0.02)
                                                                            ======      ======    ========   =======

Payments for Interest and Income Taxes

Enesco made cash payments for interest and income taxes as follows (in thousands):




                                                                               Nine Months Ended
                                                                                  September 30
                                                                          -------------------------
                                                                            2002             2001
                                                                          -------------------------

Interest                                                                      $ 515       $ 1,682
Income taxes                                                                  $ 896         $ 739





Recent Accounting Pronouncements

In July 2002, FAS No. 146, "Accounting For Costs Associated with Exit or Disposal Activities" was issued. This statement revises accounting for specified employee and contract terminations that are part of restructuring activities, but excludes restructuring activities of operations acquired in a business combination. The provisions require that exit or disposal costs be recorded when they are incurred and can be measured at fair value. The provisions of this statement are effective for activities that are initiated after December 31, 2002. The implementation of this statement will not have an impact on the Company's financial condition, results of operations, or cash flows for the periods presented in this filing.

3. COMPREHENSIVE INCOME (LOSS):

Other comprehensive income (loss) consists only of cumulative foreign currency translation adjustments. Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 was as follows (in thousands):



                                                                        Three Months Ended           Nine Months Ended
                                                                           September 30                September 30
                                                                        ------------------          -------------------
                                                                         2002        2001             2002        2001
                                                                        ------      ------          --------    -------
Net income (loss)                                                       $4,401      $4,370          $(24,240)   $(1,765)
Other comprehensive income (loss):
    Cumulative translation adjustments (no tax effects)                    (76)        514             2,099       (899)
                                                                        ------      ------          --------    -------
Comprehensive income (loss)                                             $4,325      $4,884          $(22,141)   $(2,664)
                                                                        ======      ======          ========    =======

4. GEOGRAPHIC OPERATING SEGMENTS:

Enesco operates in the giftware and collectible wholesale industry, predominantly in two major geographic classifications (United States and International). The following table summarizes operations by geographic classification for the three and nine months ended September 30, 2002 and 2001 (in thousands):



                                                                      Three Months Ended      Nine Months Ended
                                                                         September 30            September 30
                                                                      ------------------     --------------------
                                                                       2002        2001        2002        2001
                                                                      -------    -------     --------    --------
NET SALES
United States                                                         $47,928    $56,262     $133,948    $150,890
United States inter-company                                              (251)      (377)        (879)     (1,568)
International                                                          21,555     21,423       57,933      57,836
International inter-company                                              (189)      (131)        (593)       (593)
                                                                      -------    -------     --------    --------
Total consolidated                                                    $69,043    $77,177     $190,409    $206,565
                                                                      =======    =======     ========    ========

OPERATING PROFIT (LOSS)
United States                                                         $ 3,687    $ 5,244     $  2,084    $ (4,357)
International                                                           3,048      2,167        6,114       3,380
                                                                      -------    -------     --------    --------
Total consolidated                                                    $ 6,735    $ 7,411     $  8,198    $   (977)
                                                                      =======    =======     ========    ========



Transfers between geographic operating segments are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

Except for the goodwill impairment described in Note 2, there were no material changes in assets from the amounts disclosed in Enesco's December 31, 2001 Annual Report and the basis of geographic classification of sales and operating profit has not changed in 2002.

5. OTHER INCOME (EXPENSE), NET:

Other income (expense), net for the three and nine months ended September 30, 2002 and 2001 consisted of the following (in thousands):



                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30                September 30
                                                                      ------------------          -----------------
                                                                       2002        2001            2002        2001
                                                                      ------------------          -------     -----

Foreign currency gain (loss)                                          $   -      $  (7)           $    11     $   8
Gain (loss) on sale of fixed assets                                      (4)        (5)                (7)       (4)
Bank charges and other                                                 (358)      (349)            (1,114)     (729)
                                                                      -----      -----            -------     -----
                                                                      $(362)     $(361)           $(1,110)    $(725)
                                                                      =====      =====            =======     =====



6. EARNINGS (LOSS) PER COMMON SHARE (BASIS OF CALCULATIONS):

The number of shares used in the earnings (loss) per common share computation for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):


                                                                        Three Months Ended     Nine Months Ended
                                                                           September 30           September 30
                                                                        ------------------     ------------------
                                                                         2002        2001       2002        2001
                                                                        ------------------     -----       ------
Basic
     Average common shares outstanding                                  13,879      13,737     13,839      13,692

Diluted
     Stock options and warrants                                            367         157          -           -
                                                                        ------      ------     ------      ------

Average shares diluted                                                  14,246      13,894     13,839      13,692
                                                                        ======      ======     ======      ======


The average number of diluted shares outstanding for the nine months ended September 30, 2002 and September 30, 2001 excludes common stock equivalents relating to options and warrants since the impact of the reported net loss was antidilutive. Had Enesco reported a profit for the nine months ended September 30, 2002 and September 30, 2001, the number of average shares diluted would have increased by 256 thousand and 138 thousand, respectively. Additionally, options to purchase 1.5 million and 2.6 million shares were outstanding during 2002 and 2001, respectively, but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares.



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

Enesco's current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco's foreign currency hedging activities is to protect Enesco from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current assets or current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the nine months ended September 30, 2002.

To manage foreign currency risk, as of September 30, 2002, Enesco had entered into forward exchange agreements with a notional value of $10.5 million that will mature within 93 days. These contracts include sales of British pounds sterling and purchases of U.S. dollars at an average exchange rate of 1.44, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.56, sales of Euros and purchases of U.S. dollars at an average exchange rate of .913, and a sale of U.S. dollars and the purchase of Euros at an average exchange rate of .975. The fair value of these contracts is not significant. As of September 30, 2002, Enesco had $13.6 million outstanding of interest bearing debt with interest rates ranging from 3.25% to 3.92% and maturities within 20 days. The fair value approximates the carrying value of these debt instruments. Enesco currently has not hedged the interest rate risk on any of its outstanding borrowings.

8. CORPORATE HEADQUARTERS CLOSING ACCRUAL

In 1997, Enesco's Board of Directors decided to move its corporate headquarters from Massachusetts to Illinois. At that time, provisions were recorded to cover the costs relating to the closing of the Massachusetts site. At September 30, 2002, the corporate headquarters closing accrual totaled $600 thousand, a decrease of $600 thousand from December 31, 2001, relating to payments made in 2002. Due to the duration and timing of severance provisions and related benefits, the accrual will not be fully utilized until the first quarter of 2004. The accrual is expected to be utilized as follows: $100 thousand for the remainder of 2002, $400 thousand in 2003, and $100 thousand in 2004.

9. WORKFORCE REDUCTIONS

On May 3, 2001, Enesco reduced its workforce in the United States by 120 positions, or approximately 14%. This workforce reduction affected clerical and professional employees and was expected to generate annual savings of approximately $8 million. Severance costs of approximately $500 thousand were recorded in the second quarter of 2001. On August 29, 2001, Enesco reduced its workforce in the United States by an additional 45 positions, generating an estimated $3.5 million of annual savings. In September 2001, Enesco closed a manufacturing plant in the U.K., eliminating approximately 45 positions and generating estimated annual savings of $700 thousand. The costs associated with the third quarter 2001 U.S. and U.K. workforce reductions totaled $360 thousand. In the fourth quarter of 2001, Enesco recorded $70 thousand of severance costs related to a U.S. workforce reduction.

In the second quarter of 2002, Enesco further reduced its workforce in the United States. This workforce reduction is expected to generate annual savings of approximately $1.0 million. Severance costs of approximately $250 thousand were recorded in the second quarter.

10. SUBSEQUENT EVENTS

Enesco's US operations import the majority of its products from manufacturers in the Pacific Rim through shipments primarily received via ports on the West Coast. These shipments are handled by companies represented by the Pacific Maritime Association (PMA) and the International Longshore and Warehouse Union
(ILWU). The labor contract between the PMA and ILWU expired on July 1,

2002. Following a series of contract extensions, negotiations between the parties broke down and a lockout commenced on September 27, shutting down the West Coast ports for 11 days. On October 8, a Federal judge issued an injunction under the Taft-Hartley Act, allowing the ports to be reopened. The injunction imposed a cooling-off period ending December 26, 2002, during which the previous labor contract has been reinstated and the parties are continuing contract negotiations with federal mediators. In the event that a contract is not signed by the end of the 80-day period, both the ILWU and the PMA would be free to resume any economic activities they choose, including strikes, slowdowns and lockouts.

The 11-day lockout and work slowdowns by the ILWU caused some delays in the delivery of shipments to the Company's US distribution center. The lockout further created a backlog of new shipments from the Pacific Rim. The ultimate extent of the delays and their impact on the Company's business has yet to be determined.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               ENESCO GROUP, INC.
                      NINE MONTHS ENDED SEPTEMBER 30, 2002


Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," and words of similar meaning, constitute "forward-looking statements" within the meaning of Federal securities laws. These forward-looking statements are based in part on Enesco's reasonable expectations and are subject to a number of factors and risks, many of which are beyond Enesco's control. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below under the heading "Risk Factors" and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission. In light of these uncertainties and risks, there can be no assurance that the forward-looking statements in this Form 10-Q will occur or continue in the future. Except for required filings under the Securities Exchange Act of 1934, Enesco undertakes no obligation to release publicly any revisions to these forward looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Condensed Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts and sales returns, inventory valuations, goodwill impairments, contingencies, restructuring costs and other special charges and taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgements, assumptions and estimates used in the preparation of the Consolidated Condensed Financial Statements.

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

Inventory purchases and commitments are based on future demand forecasts. If there is a sudden or significant decrease in demand for our products or there is a higher incidence of inventory obsolescence because of rapidly changing customer requirements, we may be required to decrease the carrying value of inventory and gross profit could be affected.

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

NET REVENUE AND GROSS PROFIT

Net sales in the third quarter of 2002 decreased by 11%, or $8.1 million, from the third quarter of 2001. Net sales in the first nine months of 2002 decreased by 7.8%, or $16.0 million, from the first nine months of 2001. The decrease in net sales for the third quarter of 2002 compared to 2001 was primarily due to a decrease in Harry Potter product sales. The decrease in net sales for the first nine months of 2002 compared to the same period last year was primarily the result of decreased U.S. sales of the Precious Moments, Cherished Teddies and Harry Potter product lines. Enesco's Precious Moments lines represented approximately 37% of 2002 year to date sales compared to 38.5% for 2001. The Cherished Teddies lines represented approximately 11% of 2002 year to date sales compared to 13% for 2001.

Net new orders of $198 million year to date for 2002 were down less than 1% versus the comparable period of 2001. Backlog of $35 million at September 30, 2002 was down approximately $4 million, or 11%, from the same point in time last year. Net open orders (backlog) are orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests. We believe the decrease in backlog is due to a change in Enesco's product launch and sales processes. Beginning in the fall of 2001, Enesco started introducing products to our US retail customers that we have, or plan to have, in stock throughout the year. Previously, products would be presented to customers primarily at corporate and regional shows and, based on customer response, the products would either be ordered for stock or the customer orders would be cancelled. The previous selling process resulted in higher levels of net new orders and backlog as compared to the current selling process. Consequently, the previous selling process resulted in higher levels of order cancellations and unfilled orders. We believe the new selling process is more customer friendly and although it results in lower net new orders and backlog, it has also lowered our order cancellation rate and unfilled orders.

Gross profit for the third quarter of 2002 of $28.6 million was 41.5% of net sales as compared to third quarter 2001 gross profit of $32.0 million, which was 41.1% of net sales. Gross profit for the first nine months of 2002 was $79.3 million or 41.6% of net sales, as compared to gross profit for the first nine months of 2001 of $91.8 million, which was 44.4% of net sales. The decrease in gross profit for the third quarter and first nine months of 2002 as compared to 2001 was due to lower shipping volumes as well as changes in product and sales channel mix. Earlier in 2002, lower product acquisition costs were negotiated with some of our major suppliers. We expect these lower costs to favorably impact gross profit in the fourth quarter of 2002 and beyond. Gross profit can be affected in the future by changes in vendor pricing, obsolescence charges, changes in shipment volume, price competition and changes in distribution channel, geographic or product mix.

SELLING, DISTRIBUTION, AND GENERAL AND ADMINISTRATIVE EXPENSES

Selling, Distribution and General and Administrative Expenses (operating expenses) for the third quarter of 2002 were $21.8 million, or 31.7% of sales, and year to date were $71.1 million, or 37.3% of sales, down significantly compared to third quarter 2001 of $23.8 million, or 30.9% of sales, and year to date 2001 of $91.2 million, or 44.2% of sales. Operating expenses decreased by approximately $20.1 million year to date in 2002 from the prior year primarily due to the impact of numerous cost control measures including headcount reductions, showroom savings, catalog savings and decreased travel. The decrease was also due to $2.3 million of non-recurring 2001 costs related to the January 1, 2001 United States sales force reorganization. The non-recurring 2001 costs consisted of commissions on orders placed before January 1, 2001 that were shipped in 2001, as well as the hiring and training costs for approximately 200 employees. Commissions were expensed when orders were shipped. All of the January 2001 sales force reorganization costs were expensed as incurred.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

Effective January 1, 2002, Enesco adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). In accordance with FAS 142, Enesco ceased amortizing goodwill and other intangibles upon adoption. Historically, Enesco classified amortization of goodwill and other intangibles as a non-operating expense. We are now classifying amortization of goodwill and other intangibles as an operating expense. All periods presented have been reclassified to conform with the current presentation. FAS 142 requires us to perform goodwill impairment tests upon adoption and on an annual basis. In the third quarter of 2002, we determined that goodwill with a carrying value of $33.6 million was fully impaired. The non-cash writedown, net of $4.6 million related income taxes, has been recorded as the cumulative effect of a change in accounting principle upon adoption on January 1, 2002. For additional information regarding FAS 142, see Note 2 "Summary of Significant Accounting Policies" to the Consolidated Financial Statements.

OPERATING INCOME (LOSS)

In the third quarter of 2002, Enesco generated operating income of $6.7 million compared to $7.4 million in 2001. The $700 thousand decrease was the result of the $8.1 million decrease in sales, partially offset by margin improvement and lower operating expenses. Operating income was $8.2 million for the first nine months of 2002, compared with a $1 million loss in the first nine months of 2001. The year to date increase in operating income over 2001 includes improvements by all operating units, with the largest improvement in the United States, primarily from reduced operating expenses.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest expense of $203 thousand for the third quarter of 2002 was $84 thousand less than the third quarter of 2001 due to lower average borrowings and lower interest rates. Interest income for the third quarter of 2002 is $65 thousand compared to $43 thousand in 2001. Other expense, net, for the third quarter of 2002 is flat compared to the same quarter in 2001.

Interest expense of $505 thousand for the first nine months of 2002 was $732 thousand less than the first nine months of 2001 due to lower average borrowings and lower interest rates. Lower interest income in 2002 is due to lower interest rates. Other expense, net, for the first nine months of 2002 is higher by $385 thousand due to increased bank charges and less foreign currency gains.

PROVISION FOR INCOME TAXES

The effective tax rate was 29.4% for the third quarter of 2002 and 29.5% for the first nine months of 2002. The comparable tax rates were 35.8% and 34.5% for third quarter and year to date 2001, respectively, reflecting the geographical mix of earnings and the impact of non-deductible goodwill amortization in 2001. The effective tax rate differs from the U.S. statutory rate primarily due to the varying tax rates of foreign jurisdictions. Our future effective tax rates could be affected if earnings are other than anticipated in countries where we have lower statutory rates or by changes in tax laws and regulations.

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

At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activity undertaken by Enesco is intended to offset the impact of currency fluctuations on certain foreign currency transactions. See Note 7, "Financial Instruments", to the Consolidated Condensed Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

Enesco has historically satisfied working capital requirements with internally generated funds and short-term loans. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter. For additional discussion, see the Risk Factors section below. Cash and cash equivalents were $3.1 million on September 30, 2002.

Operating cash flows are a function of earnings plus non-cash expenses such as depreciation and our ability to manage working capital. Cash used by operating activities in the first nine months of 2002 was $10.5 million. The major uses of funds from operating activities were increased accounts receivable and decreased accounts payable. Most of the cash used by operating activities was due to a $14.3 million accounts receivable increase, which was caused by the extension of payment terms to retailers. To stimulate sales, Enesco began offering dating programs to its domestic retailers in the third quarter of 2001. The marginal impact of the dating programs is that as sales increase, accounts receivable increase and days sales outstanding also increase. Accounts payable decreased due to the seasonality of product purchases.

The corporate headquarters closing accrual at September 30, 2002 totaled $600 thousand, a decrease of $600 thousand from December, 2001, relating to payments made. Due to the duration and timing of severance provisions and related benefits, the accrual will not be fully utilized until the first quarter of 2004. The accrual is expected to be utilized as follows: $100 thousand for the remainder of 2002, $400 thousand in 2003 and $100 thousand in 2004.

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

Cash used by investing activities in the first nine months of 2002 was $2.2 million, primarily due to property, plant and equipment purchases.

Cash provided by financing activities in the first nine months of 2002 was $7.6 million, primarily due to increased borrowings. At September 30, 2002, Enesco had unused lines of credit of approximately $44 million.

In August 2000, Enesco entered into a $50 million domestic revolving credit facility to replace an expiring revolving credit facility. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, selling property, repurchasing Enesco's shares and paying dividends. In addition, Enesco is required to satisfy minimum operating profit, fixed charge coverage ratio and leverage ratio tests at the end of each quarter. The credit agreement, as amended, grants a security interest in Enesco's domestic account receivable, inventory and real estate. In May 2002, the credit facility was further amended to extend the termination date to May 2003. Certain financial covenants were also modified. The size of the facility remains at $50 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, FAS No. 146, "Accounting For Costs Associated With Exit or Disposal Activities" was issued. This statement revises accounting for specified employee and contract terminations that are part of restructuring activities, but excludes restructuring activities of operations acquired in a business combination. The provisions require that exit or disposal costs be recorded when they are incurred and can be measured at fair value. The provisions of this statement are effective for activities that are initiated after December 31, 2002. The implementation of this statement will not have an impact on the Company's Financial Condition, Results of Operations, or Cash Flows for the periods presented in this filing.

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

- Logistical issues such as the work stoppage at U.S. West Coast ports in October of 2002

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

Enesco continues to monitor the contract negotiations between the Pacific Maritime Association (PMA) and the International Longshore and Warehouse Union. The PMA represents West Coast port employers and shippers. Enesco receives the majority of its imports from overseas suppliers through these ports. The contract between the PMA and union longshoremen expired on July 1, 2002. Following a series of contract extensions, negotiations between the parties broke down and a lockout commenced on September 27, shutting down the West Coast ports for 11 days. On October 8, a Federal judge issued an injunction under the Taft-Hartley Act, allowing the ports to be reopened. The injunction imposed a cooling-off period ending December 26, 2002, during which the previous labor contract is reinstated and the parties are continuing contract negotiations with federal mediators. In the event that a contract is not signed by the end of the 80-day period, both the ILWU and the PMA would be free to resume any economic activities they choose, including strikes, slowdowns and lockouts. A further work stoppage could cause a disruption in our operations and potentially affect future results.

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

To manage foreign currency risk, as of September 30, 2002, Enesco had entered into forward exchange agreements with a notional value of $10.5 million that will mature within 93 days. These contracts include sales of British pounds sterling and purchases of U.S. dollars at an average exchange rate of 1.44, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.56, sales of Euros and purchases of U.S. dollars at an average exchange rate of .913, and a sale of U.S. dollars and the purchase of Euros at an average exchange rate of .975. The fair value of these contracts is not significant. As of September 30, 2002, Enesco had $13.6 million outstanding of interest bearing debt with interest rates ranging from 3.25% to 3.92% and maturities within 20 days. The fair value approximates the carrying value of these debt instruments. Enesco currently has not hedged the interest rate risk on any of its outstanding borrowings.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c), as of a date within ninety days before the filing date of this report, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1 Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K
         None

All other items hereunder are omitted because either such item is inapplicable or the response to it is negative.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ENESCO GROUP, INC.
                                      (Registrant)



Date:    November 13, 2002                  /s/ Daniel DalleMolle
                                      -----------------------------------------
                                      Daniel DalleMolle
                                      President and Chief Executive Officer





Date:    November 13, 2002                  /s/ Jeffrey W. Lemajeur
                                      -----------------------------------------
                                      Jeffrey W. Lemajeur
                                      Chief Financial Officer

CERTIFICATION UNDER EXCHANGE ACT RULES 13a-14 AND 15d-14 PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel DalleMolle, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enesco Group, Inc. (the "Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ Daniel DalleMolle
                                         ---------------------------------------
                                         President and Chief Executive Officer

CERTIFICATION UNDER EXCHANGE ACT RULES 13a-14 AND 15d-14 PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey W. Lemajeur, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Enesco Group, Inc. (the "Registrant").

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ Jeffrey W. Lemajeur
                                         --------------------------------------
                                         Chief Financial Officer