Form 10-K
period 2002-12-31
ENESCO GROUP INC
filed 2003-03-27
CIK 93542

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $90,248,977 on February 28, 2003.

     The number of shares outstanding of the registrant's Common Stock as of February 28, 2003 was 13,929,832 shares.

     Parts I, II and III of this Form 10-K incorporate by reference certain information from the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2002 (the "2002 Annual Report"). Part III of this Form 10-K incorporates by reference certain information from the registrant's definitive Proxy Statement, dated March 18, 2003 (the "Proxy Statement"), for its Annual Meeting of Stockholders to be held on April 24, 2003.

                                     PART I

ITEM 1. BUSINESS.

General

   We are a global, full-line supplier of gift, collectible and home and garden decor products. We sell our products internationally at wholesale to independent retailers, department stores, mass merchants, catalogers and other distributors. Our products include diverse lines of branded porcelain bisque, cold cast and resin figurines, cottages, musicals, music boxes, ornaments, plush animals, waterballs, candles, tableware and general home accessories. Our products are primarily produced by independent manufacturers in the Far East. In certain instances, a factory's total capacity is devoted exclusively to Enesco's product.

  Our corporate headquarters is located at 225 Windsor Drive, Itasca, Illinois 60143-1225. Our telephone number at that location is (630) 875-5300. We maintain an Internet website at www.enesco.com. All of the reports that we file with the SEC are available, free of charge, at the Investor Relations section of our website as soon as reasonably practicable after such material is filed with the SEC.

Product

   Enesco's giftware, collectible and home and garden decor product lines consist of approximately 24,000 items worldwide, including approximately 8,000 items sold in the United States. These product lines are comprised of: 1) product licensed by Enesco and its subsidiaries from independent creative designers; 2) Enesco's collection of proprietary designs; and 3) product distributed by Enesco under third party distribution arrangements. Most of our products have suggested retail prices between $5 and $50.

Among Enesco's best known licensed lines are:

o Precious Moments       o  Cherished Teddies             o Kim Anderson's Pretty as a Picture
o Walt Disney Company    o  Children of the Inner Light   o Nickelodeon
o Mary Engelbreit        o  Jim Shore                     o Julie Ueland
o John Deere             o  It's A Wonderful Life         o Rudolph the Red-Nosed Reindeer


  During 2003, Enesco is celebrating the 25th anniversary of its Precious Moments collection. To mark the milestone, Enesco has created the collection's 25th anniversary pieces, which include limited edition figurines, ornaments and a plush bear.

Enesco's best known proprietary product lines include:

o Growing Up Girls       o  Circle of Love                o Mary's Moo Moos
o Lilliput Lane          o  Border Fine Arts              o Foundations

   For our collectible lines, including Precious Moments and Cherished Teddies, we introduce new items and limited edition pieces each year. To allow for these new introductions and to keep each line balanced, we retire a number of the existing pieces from production each year.

   Enesco offers a wide range of other giftware and home and garden decorative items to satisfy seasonal and non-seasonal consumer demand. During 2002, Enesco increased its business with many mass retailers beyond its seasonal programs to include an Everyday Gift program, which includes many name brand licensed products. The Everyday Gift line offers giftware product that is distinct from that being sold at our independent gift retailers.

  In order to expand the breadth of our product offerings with minimal development and inventory costs, we have entered into several strategic distribution arrangements. These include alliances with:

o Lamplight Farms, for Enesco to sell a line of candle and natural flame lighting products in the United States.

o NICI AG, for Enesco to be the exclusive distributor in the United States and Canada of a line of plush animals and coordinating fashion accessories.

     The NICI lines are targeted for the 'tween market and are popular, leading lines in Europe.

o Publications International, for Enesco to sell a line of gift book and stationery products to the specialty retail channel in the United States.

o Christmas by Krebs, for Enesco to sell a line of high quality glass ornaments to the specialty retail channel in the United States.

  Our subsidiaries in the United Kingdom, France and Canada have also entered into a number of distribution arrangements, including the Demdaco lines, Applause and Pine Ridge Art (in Canada).

   Enesco plans to enter into more strategic alliances for new product distribution opportunities.

   Beginning in 2002, Enesco began to display in its U.S. showrooms selected product offerings developed by our subsidiaries in the United Kingdom and Canada. These products were sold to Enesco's U.S. customers by our U.S. sales force.

  Each year, we undertake a comprehensive review of all products being sold and under development. Using an analysis based on profitability, we remove certain items from our product lines. Each year we will introduce new product offerings, on a selective basis, and plan to limit quantities of many items in our collectible lines.

Customers

   Our core customers are approximately 30,000 independent gift retailers worldwide. In addition, we sell to national chains, mass merchants, department stores and catalogers, including Carlton Cards stores, Avon, Harry & David, Lowe's, Walgreens, CVS, Wal-Mart, Sears and Target. No single account represented more than 5% of Enesco's sales in 2002.

   During 2002, Enesco increased its business with many mass retailers beyond its seasonal programs to include an Everyday Gift program, which includes many name brand licensed products. During 2003, we expect this program to expand to additional mass accounts based on the strong sell-through results experienced in 2002.

Sales and Marketing

  Enesco utilizes an account-focused sales team comprised of approximately 150 field sales employees based throughout the United States. Smaller accounts in the card and gift channel in the United States and those that are geographically remote, are handled by Enesco's inside sales account managers. They are trained to sell on the telephone to retailers, including prospecting for new accounts and contacting customers who have not been contacted recently by the field sales team. In addition, we continue to utilize a team of sales executives to manage our larger, national accounts.

   Beginning in January 2002, several changes were initiated with the U.S. sales force aimed at increasing sales and improving market penetration and customer service. The compensation plan for our field sales force was changed to a commission based program from the salary plus bonus structure in 2001.

  Enesco's high end Milieu home decor line is sold in the U.S. by independent representative selling groups with the capacity of reaching customers not previously served by Enesco, and a team of inside sales executives to manage larger, national accounts.

  The Canadian, French and United Kingdom operations each have their own employee sales organizations. Enesco also has agreements with distributors in Australia, China, Ecuador, Germany, Hong Kong, Japan, Malaysia, The Netherlands, New Zealand, Philippines, Singapore, South Korea, Taiwan and Thailand. In addition to selling various product lines in the U.K. and several other European countries, Enesco Limited, a subsidiary of Enesco Group, Inc., with its headquarters located in Carlisle, Cumbria, England, oversees the operations of our affiliated company located in France. Enesco Limited also administers the collectors clubs that are based in Europe. Our Canadian subsidiary, N.C. Cameron, also sells various product lines in Canada and administers the collectors clubs based in Canada.

   Net international sales in 2002 increased less than 1% compared to 2001 and comprised approximately 31% of the Company's sales in 2002, compared with approximately 29% in 2001 and 24% in 2000. Local currency international sales were translated into U.S. dollars at higher exchange rates in 2002 versus 2001. If the 2002 local currency sales were translated into U.S. dollars at the 2001 exchange rates, international sales would have been lower by approximately $2.2 million in 2002. See also Note 5 to Consolidated Financial Statements appearing on Page 28 of the 2002 Annual Report, which is incorporated herein by reference.

   We believe that Enesco's general terms of sale are competitive in the giftware industry. Enesco offers extended payment terms and dating programs in the U.S. to its retail customers in the card, gift and collectible channel. These programs extend the payment due date for products, providing the retailer the opportunity to sell the item prior to paying Enesco.

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

   Enesco's collectors clubs are an important component of the marketing program for our collectible product lines. Consumers may subscribe for exclusive product offerings and newsletters from Enesco's clubs. During 2002, the number of active memberships for the collectors clubs continued a downward trend.

Design and Production

         Enesco has a continuous product development program. New items are added to the product line only if they can be produced and marketed on a basis that meets our profitability criteria. We believe that our ability to design, produce and market new products provides a competitive advantage in the giftware industry, since product sales are, in part, dependent on our ability to identify and respond quickly to changing trends and to utilize our design and production systems to bring new product to market.

  The products included in the Lilliput Lane and Border Fine Arts lines are supplied in part by manufacturing plants owned by Enesco's subsidiaries operating in England and Scotland, respectively. During 2001, we closed one of our manufacturing plants in England, shifting this production to the remaining United Kingdom sites or Asia. Substantially all of Enesco's other product lines are produced by independent manufacturers in the Far East, under the supervision of personnel from Enesco's affiliate in Hong Kong, Enesco International (H.K.) Limited, and in the Philippines, Indonesia, Thailand, Europe and Canada.

  During 2002, Enesco's purchases from its three largest contract manufacturers accounted for approximately 17%, 19% and 22%, respectively, of its total purchases, with no other single manufacturer accounting for more than 10% of Enesco's net purchases. During 2002, approximately 74% of Enesco's total product purchases came from manufacturing sources located in the People's Republic of China (P.R.C.), which enjoys most-favored nation trade status. While we believe that there are other manufacturing sources available for our product lines, any loss, disruption or substantial reduction of sourcing capability or shipping from one or more of our key manufacturing facilities could have a significant short-term adverse effect on Enesco's operations.

   Our global procurement and new product development strategies allow us to realize volume discounts for our U.S. operations and foreign subsidiaries. This global procurement approach helped us to reduce our product costs in 2002.

   Enesco has a Vendor Certification Program that requires all manufacturing sources, whether affiliates or contract manufacturers, to agree to, and comply with, quality compliance and labor standards established and enforced by Enesco and certain of our licensors.

Distribution

   In order to serve our customers located in the United States, and to a certain extent international customers, product is shipped by ocean freight from abroad and then by rail or truck to Enesco's main warehouse and distribution facility, located in Elk Grove Village, Illinois. This warehouse facility also serves as Enesco's primary distribution facility and main showroom. Enesco also uses a third party warehouse and distribution facility in Fort Mills, South Carolina to handle the distribution of certain product to mass merchants. Shipments from Enesco to its customers are handled by United Parcel Service and other commercial carriers.

Seasonality and Backlog

   In addition to our everyday gift products, we produce specially designed product for holiday seasons, including Christmas, Valentine's Day, Easter, Mother's Day, Father's Day, Halloween and Thanksgiving. The pattern of our sales is influenced by the shipment of seasonal merchandise. During 2002, our sales peaked in the third quarter.

   At the end of 2002, Enesco had a backlog of orders totaling approximately $19 million, compared to $28 million at the end of 2001. It is standard practice in the giftware industry, however, that orders are subject to amendment or cancellation prior to shipment for various reasons, including credit considerations, product availability and customer requests. Due to the many external factors that can impact the status of unshipped orders at any particular time, the comparison of backlog orders in any given year with those at the same date in a prior year is not necessarily indicative of sales performance for that year or for prospective sales results in future years. We believe the decrease in backlog is due to continuing soft demand in the U.S. card, gift and collectible channel and a change in Enesco's sales and product launch processes. Starting in the fall of 2001, Enesco began introducing products to our U.S. retail customers that we have, or plan to have, in stock throughout the year. Previously, products would be presented to customers primarily at corporate and regional shows and, based on customer response, the products would either be ordered for stock or the customer orders would be cancelled. The previous selling process resulted in higher levels of net new orders and backlog as compared to the current selling process, which smoothes out the levels of new orders and backlog. Consequently, the previous selling process resulted in higher levels of subsequent order cancellations and unfilled orders. We believe our new selling process is more customer friendly and though it has resulted in lower net new orders and backlog, it also has lowered our order cancellation rate and unfilled orders.

Competition

   Competition in the giftware, collectibles and decorative accent industry in the United States, Canada, United Kingdom and Europe is highly fragmented among a number of companies and product categories. The principal factors affecting success in the marketplace are originality of product design, quality, price, marketing ability, customer service and sourcing. Enesco's main competitors in the United States are Hallmark, Department 56, Lladro, Boyd's Bears, Ty, Inc. and Russ Berrie, among others.

Trademarks and Other Intellectual Property

   The intellectual property rights associated with Enesco's licensed product lines are materially important to our sales, especially the Precious Moments(R) and Cherished Teddies(R) lines, which accounted for approximately 38% and 11%, respectively, of Enesco's consolidated revenue during 2002, compared to 39% and 13%, respectively, for 2001, and 38% and 14% for 2000. The Precious Moments license currently has a term through December 31, 2007 and the Cherished Teddies license currently has a term through December 31, 2010.

   We continuously enter into various license agreements relating to trademarks, copyrights, designs and products, which enables us to market new items compatible with our product lines. Our licenses are either non-exclusive or exclusive for specific products in specified channels and territories. Royalties are paid on licensed items and, in some cases, advance royalties or minimum guarantees are required by these license agreements.

   Protection of all of Enesco's intellectual property, whether owned or licensed, is important to our business. We maintain an aggressive and visible program to identify and challenge companies and individuals worldwide who infringe our registered trademarks and copyrighted designs.

Employees and Related Matters

   As of December 31, 2002, Enesco employed 605 persons in the United States, which reflects the workforce reductions that occurred in 2002, eliminating approximately 44 positions in the United States. Enesco's U.S.-based warehouse personnel employed as of December 31, 2002 are represented by Local Union No. 781 of the Teamsters under a contract that expires on June 30, 2006. As of December 31, 2002, Enesco's foreign subsidiaries employed 683 persons.

 Enesco utilizes an account-focused sales team comprised of approximately 150 commission field sales employees based throughout the United States. Enesco continues to utilize a team of sales executives to manage larger national accounts and inside sales employees to manage smaller accounts on a telemarketing basis.

Financial and Other Information

   Information required by this item is set forth in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning at page 8 of the 2002 Annual Report, and "Notes to Consolidated Financial Statements" beginning at page 21 of the 2002 Annual Report, and is incorporated herein by reference.

ITEM 2. PROPERTIES.
------- ----------

The following chart summarizes the material real estate holdings of Enesco worldwide:

   Location                        Description             Owned/Leased    Sq. Ft.
   --------                        -----------             ------------    -------
   Elk Grove Village, IL USA       Warehouse,              Owned           485,500
                                   Distribution & main
                                   showroom

   Itasca, IL, USA                 Headquarters offices    Owned           101,580

   West Chicago, IL, USA           Warehouse               Leased          106,461

   Mississauga, Ontario, Canada    Warehouse,              Leased          101,000
                                   Distribution,
                                   showroom & offices

   Carlisle, Cumbria, England      Warehouse,              Leased          48,500
                                   Distribution,
                                   showroom, offices

   Skirsgill, Penrith              Manufacturing and       Leased          31,000
   England                         offices

   Villeneuve Loubet, France       Warehouse,              Leased          55,972
                                   Distribution showroom
                                   & offices


   The warehouse/showroom and headquarters properties located in Illinois are subject to collateral mortgages under Enesco's revolving credit facility.

  We also lease showrooms in seven other major market locations in the U.S. and a showroom in Hong Kong for the sale of our products. The facilities of Enesco are maintained in good operating condition and are, in the aggregate, adequate for our purposes and are generally fully utilized, with the exception of the West Chicago, IL warehouse which we plan to vacate and sublease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The following persons are Executive officers of Enesco as of March 27, 2003:

                                                                   Date First
Name                   Age    Positions                              Elected
----                   ---    ---------                            ----------
Daniel DalleMolle      52     President and Chief Executive Officer    3/28/01
                              Director

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

Eugene Freedman        78     Founding Chairman                        9/02/98
                              Director                                 9/04/97
                              Member of the Executive Committee        9/04/97

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

Thomas F. Bradley      51     Chief Financial Officer                  1/06/03

         Prior to Mr. Bradley joining Enesco in January 2003, he was President of Amerock, a manufacturer of cabinet hardware, since 1996. Mr. Bradley served in numerous vice president and controller positions at Newell Rubbermaid from 1984 until 1996. Before joining Newell Rubbermaid, Mr. Bradley held various financial positions at Rayovac Corporation.

Jeffrey S. Smith       46               Senior Vice President          9/06/01

        Prior to Mr. Smith joining Enesco in June 2001, he was the Vice President of Supply Chain from 1997 until June 2001, at Rauch Industries, a manufacturer and distributor of Christmas merchandise, and a division of Syratech Corporation. From 1994 to 1997, he was Vice President of Operations of Ambrosia Industries, a manufacturer and marketer of glass giftware. Before joining Ambrosia, Mr. Smith held numerous positions with Anchor Hocking Co., a wholly owned subsidiary of Newell Rubbermaid, Inc.

Jeffrey W. Lemajeur    41     Vice President, Finance and Treasurer    1/06/03
                              Chief Financial Officer                  2/01/01
                              Treasurer                                3/03/99

   Mr. Lemajeur became Vice President of Finance, Strategic Planning, Mergers and Acquisitions in January 2003. Prior to Mr. Lemajeur joining Enesco in January 1999, he was the Vice President of Finance, Chief Financial Officer and Treasurer of Binks Sames Corporation, a manufacturer of spray equipment located in Franklin Park, Illinois, from 1991 to 1998.

Josette V. Goldberg    45     Senior Vice President, Human
                              Resources and Administration             1/17/01
                              Senior Vice President, Human Resources   1/19/00
                              Vice President, Human Resources          6/02/99

         Prior to Ms. Goldberg joining Enesco in February 1998,she was the Vice President of Human Resources for Household Finance Corporation, a consumer finance division of Household International, from 1996 to 1998. Previously, she spent 11 years with Balcor Company, a real estate and property management division of American Express where she held the position of Senior Vice President of Human Resources and Administration.

M. Frances Durden      46     Vice President, General Counsel,         3/01/01
                              Secretary and Clerk

      Ms. Durden previously served as Corporate Counsel of Enesco from January, 1999 until February, 2001. Prior to Ms. Durden joining Enesco in January 1999, she served as Senior Vice President and General Counsel of Michael Anthony Jewelers, Inc. in Mt. Vernon, New York, from 1994 to January, 1999. Prior to that, she practiced corporate law with an Ohio law firm.

Charles E. Sanders     54     Assistant Treasurer                      2/28/01

         Prior to Mr. Sanders joining Enesco in December, 2000, he served in various positions from 1971 to 2000, including Vice President, Treasurer and Corporate Secretary, with RDM Sports Group, Inc. or its predecessors in Atlanta, GA.

NOTE: All officers are elected for the ensuing year and until their successors are duly elected and qualified.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

  Information required by this item is set forth in the Section entitled "Stock Market, Dividend and Shareholder Information" appearing on page 33 of the 2002 Annual Report and is incorporated herein by reference.

   Enesco did not declare any dividends in 2002. Future dividends and resumption of the stock repurchase program will depend on future financial results and the terms of our revolving credit facility.

ITEM 6.   SELECTED FINANCIAL DATA.

  Information required by this item is set forth in the Section entitled "Financial Highlights Last Five Years" appearing on page 35 of the 2002 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

  Information required by this item is set forth in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 8 through 15 of the 2002 Annual Report and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Information required by this item is set forth in the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" appearing on page 14 of the 2002 Annual Report and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Information required by this item is set forth in the Financial Statements, together with the accompanying Notes and Report of Independent Public Accountants, appearing on pages 16 through 32 of the 2002 Annual Report and is incorporated herein by reference. Also incorporated herein by reference are the Quarterly Results (Unaudited) during 2002 and 2001 set forth on page 34 of the 2002 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  For information regarding our change in independent auditors from Arthur Andersen LLP to KPMG LLP, please refer to our Form 8-K filed with the Securities and Exchange Commission (SEC) on June 10, 2002.

   We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

                                    PART III

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

Securities Authorized for Issuance Under Equity Compensation Plans.

   Information required by this item is set forth under the caption "Executive Compensation - Equity Compensation Plans" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information required by this item is set forth under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES.

   Within the 90 days prior to the date of this Form 10-K, Enesco carried out an evaluation, under the supervision and with the participation of Enesco's management, including Enesco's Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of Enesco's disclosure controls and procedures. Based on that evaluation, Enesco's management, including the Chief Executive Officer, Chief Financial Officer and Treasurer, concluded that Enesco's disclosure controls and procedures are operating effectively as designed. There have been no significant changes in Enesco's internal controls or in other factors that could significantly affect internal controls subsequent to the date Enesco carried out its evaluation.

   We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within Enesco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

             (a)(1) and (2) Financial Statements and Schedules. The financial statements and schedules required by this item are listed in the Index to Financial Statements and Schedules of Enesco Group, Inc. on page 13 of this Form 10-K.

          (a)(3) Exhibits. The exhibits required by this item are listed in the
Exhibit Index on pages 19 - 21 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10(a) to 10(gg) in the Exhibit Index.

Reports on Form 8-K.

   A Current Report on Form 8-K dated June 10, 2002 was filed by Enesco Group, Inc. with the SEC under Item 4 regarding a change in Enesco's certifying accountant. Effective June 4, 2002, the Board of Directors of Enesco, upon the recommendation of its Audit Committee, decided to engage KPMG LLP as Enesco's independent public accountants for the fiscal year 2002.

FORWARD LOOKING STATEMENTS

  This Form 10-K, including all information incorporated by reference into this Form 10-K, contains certain forward-looking statements within the meaning of the Federal securities laws. These forward-looking statements may include the words "believe," "expect," "plans" or similar words and are based in part on Enesco's reasonable expectations and are subject to a number of factors and risks, many of which are beyond Enesco's control. Enesco's future results may differ materially from its current results and actual results could differ materially from those projected in the forward-looking statements contained in, and incorporated by reference into, this Form 10-K as a result of certain factors including, but not limited to, those set forth below. Readers should also carefully review any risk factors described in other documents that we file from time to time with the Securities and Exchange Commission.

o    Changes in economic conditions and specific market conditions

o The ability to secure, maintain and renew popular licenses, particularly our licenses for Precious Moments and Cherished Teddies

o    Fluctuations in demand for our products

o    Manufacturing lead times

o The effects of terrorist activity and armed conflict, such as disruption in global economic activity, changes in logistics and security arrangements, particularly with respect to our dependence on manufacturing facilities in China

o The timing of orders, timing of shipments and our ability to meet customer demands

o Inventory levels and purchase commitments exceeding requirements based upon future demand forecasts

o    Price and product competition in the giftware industry

o The trend toward retail store consolidation in the card and gift channel in the United States

o    Variations in sales channels, product costs or mix of products sold

o The geographical mix of our revenue and the associated impact on gross margin

o Our ability to achieve targeted cost reductions, particularly in the United States' operations

o Actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the amounts of certain assets (including the amounts of related allowances), liabilities and other items reflected in our financial statements.

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


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2003.

                             ENESCO GROUP, INC.
                               (Registrant)


                                By:  /s/ Daniel DalleMolle
                                     --------------------------------------
                                     Daniel DalleMolle
                                     President and Chief
                                     Executive Officer

                                By:  /s/ Thomas F. Bradley
                                     --------------------------------------
                                     Thomas F. Bradley
                                     Chief Financial Officer

                                By:  /s/ Jeffrey W. Lemajeur
                                     --------------------------------------
                                     Jeffrey W. Lemajeur
                                     Treasurer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 27th day of March, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                  Title
---------                                  -----


/s/ Daniel DalleMolle
----------------------------
Daniel DalleMolle                          Director, President and
                                           Chief Executive Officer


/s/ John F. Cauley          *
----------------------------
John F. Cauley                             Director


/s/ Anne-Lee Verville       *
----------------------------
Anne-Lee Verville                          Chairman of the Board,
                                           Director

/s/ Judith R. Haberkorn     *
----------------------------
Judith R. Haberkorn                        Director


/s/ Donna Brooks Lucas      *
----------------------------
Donna Brooks Lucas                         Director


/s/ Eugene Freedman         *
----------------------------
Eugene Freedman                            Founding Chairman and
                                           Director

/s/ George R. Ditomassi     *
----------------------------
George R. Ditomassi                        Director


/s/ Thane A. Pressman       *
----------------------------
Thane A. Pressman                          Director


/s/ Donald L. Krause        *
----------------------------
Donald L. Krause                           Director


*By: /s/ Daniel DalleMolle
    -----------------------------
    Daniel DalleMolle
    Attorney-In-Fact

  CERTIFICATION UNDER EXCHANGE ACT RULES 13a-14 AND 15d-14 PURSUANT TO SECTION
                     302 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel DalleMolle, certify that:

1. I have reviewed this Annual Report on Form 10-K of Enesco Group, Inc. (the "Registrant").

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Daniel DalleMolle
                                           -------------------------------------
                                           President and Chief Executive Officer

CERTIFICATION UNDER EXCHANGE ACT RULES 13A-14 AND 15D-14 PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas F. Bradley, certify that:

1. I have reviewed this Annual Report on Form 10-K of Enesco Group, Inc. (the "Registrant").

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period for which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           /s/ Thomas F. Bradley
                                           -------------------------------------
                                           Chief Financial Officer

                               ENESCO GROUP, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - Incorporated by reference to "Report of Independent Public Accountants" on pages 31 and 32 of the Enesco Group, Inc. 2002 Annual Report to Stockholders.

FINANCIAL STATEMENTS - All of which are incorporated by reference to the Enesco Group, Inc. 2002 Annual Report to Stockholders.

     Consolidated Balance Sheets as of December 31, 2002 and 2001

     Consolidated Statements of Operations For the Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Retained Earnings For the Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows For the Years Ended December 31, 2002, 2001 and 2000

     Notes to Consolidated Financial Statements, December 31, 2002, 2001 and
     2000

     Quarterly Results (Unaudited)

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS ON PAGE 16 AND 17

SCHEDULE SUPPORTING FINANCIAL STATEMENTS:

Schedule
 Number               Description
--------              -----------

II Valuation and Qualifying Accounts and Reserves For Each of the Three Years Ended December 31, 2002(a)

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
                                    SCHEDULE


To the Stockholders and Board of Directors of Enesco Group, Inc.:

   On February 18, 2003, we reported on the consolidated balance sheet of Enesco Group, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, retained earnings, comprehensive income and cash flows for the year then ended, as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for fiscal year 2002. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, as it relates to the year ended December 31, 2002, as listed in Item 15 of the annual report on Form 10-K. That financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion on that financial statement schedule based on our audit. The consolidated financial statement schedule, as it relates to the years ended December 31, 2001 and 2000, was subject to auditing procedures performed by other auditors, who have ceased operations, whose report dated February 20, 2002 stated that such information is fairly stated, in all material respects, when considered in relation to the 2001 and 2000 basic consolidated financial statements taken as a whole.

   In our opinion, such financial statement schedule, as it relates to the year ended December 31, 2002, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As described above, the consolidated financial statement schedule, as it relates to the years ended December 31, 2000 and 2001, was audited by other auditors who have ceased operations. As described in Note 1 to the consolidated financial statements, in the year ended December 31, 2002, the Company changed its method of accounting for goodwill and intangible assets. We were not engaged to audit, review, or apply any additional procedures to the 2001 and 2000 consolidated financial statement schedules and, accordingly, we do not express an opinion or any other form of assurance on them.


KPMG LLP


Chicago, Illinois
February 18, 2003

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

/s/ Arthur Andersen LLP


Chicago, Illinois
February 20, 2002




--------------------------------------------------------------------------------
This report is a copy of a report previously issued by Arthur Andersen LLP. Arthur Andersen LLP has not reissued the report. The prior-period consolidated financial statements referred to in the report have been revised to include the transitional disclosures required by FAS 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002.
--------------------------------------------------------------------------------

                               ENESCO GROUP, INC.                    SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2002

                COLUMN A                                      COLUMN B              COLUMN C            COLUMN D        COLUMN E
                                                                                    ADDITIONS

                                                              BALANCE AT      CHARGED TO   CHARGED TO                   BALANCE AT
                                                             BEGINNING OF     COSTS AND      OTHER                        END OF
                                                                PERIOD         EXPENSES     ACCOUNTS    DEDUCTIONS        PERIOD
                                                             -----------------------------------------------------------------------
            DESCRIPTION
FOR THE YEAR ENDED DECEMBER 31, 2000
------------------------------------
Reserves which are deducted in the balance
sheet from assets to which they apply-
Reserves for uncollectible accounts                          $ 7,260,650      $ 1,311,859    $     -    $ 4,355,146      $ 4,217,363
Reserves for returns and allowances                          $ 3,155,110      $ 9,988,091    $     -    $10,068,640      $ 3,074,561
Accumulated amortization of other assets                     $31,841,503      $ 2,658,267    $     -    $    55,058      $34,444,712
Reserve for downsizing corporate headquarters                $ 6,464,980      $         -    $     -    $ 3,086,284      $ 3,378,696
Reserve for discontinued operations                          $ 2,319,336      $         -    $     -    $ 1,994,735      $   324,601


FOR THE YEAR ENDED DECEMBER 31, 2001
------------------------------------
Reserves which are deducted in the balance
sheet from assets to which they apply-
Reserves for uncollectible accounts                          $ 4,217,363      $ 2,451,986    $     -    $ 3,810,399      $ 2,858,950
Reserves for returns and allowances                          $ 3,074,561      $ 7,396,676    $     -    $ 8,722,844      $ 1,748,393
Accumulated amortization of other assets                     $34,444,712      $ 1,950,987    $     -    $    78,275      $36,317,424
Reserve for downsizing corporate headquarters                $ 3,378,696      $         -    $     -    $ 2,116,551      $ 1,262,145
Reserve for discontinued operations                          $   324,601      $         -    $     -    $    58,614      $   265,987

FOR THE YEAR ENDED DECEMBER 31, 2002
------------------------------------
Reserves which are deducted in the balance
sheet from assets to which they apply-
Reserves for uncollectible accounts                          $ 2,858,950      $ 1,633,892    $     -    $ 1,735,650      $ 2,757,192
Reserves for returns and allowances                          $ 1,748,393      $ 3,594,676    $     -    $ 4,160,152      $ 1,182,917
Accumulated amortization of other assets                     $36,317,424      $         -    $     -    $36,317,424              $ -
Reserve for downsizing corporate headquarters                $ 1,262,145      $         -    $     -    $   768,111      $   494,034
Reserve for discontinued operations                          $   265,987      $         -    $     -    $    53,530      $   212,457

                                  EXHIBIT INDEX

Reg. S-K
Item 601            EXHIBIT

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

 10 (h)* Allan G. Keirstead Release Agreement. (Exhibit 10(j) to Form 10-K filed for the period ended December 31, 2000 in Commission File No. 0-1349.)

 10 (i)* Jeffrey A. Hutsell Release Agreement. (Exhibit 10.2 to Form 10-Q filed for the period ended September 30, 2000 in Commission File No. 0-1349.)

 10 (j)* Form of Change in Control Agreement. (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1992 in Commission File No. 0-1349.) A substantially identical agreement exists with Daniel DalleMolle and Eugene Freedman.

 10 (k)* Form of Change in Control Agreement with certain executive officers and non-executive officers (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1991 in Commission File No. 0-1349.) Substantially identical agreements exist with M. Frances Durden, Josette V. Goldberg, Jeffrey W. Lemajeur, Thomas F. Bradley and Jeffrey
                    S. Smith.

 10 (l)* Enesco Group, Inc. Supplemental Retirement Plan, as amended and restated, effective January 1, 1999. (Exhibit 10(y) to Form 10-K filed for the period December 31, 1998 in Commission File No. 0-1349.)

 10 (m)* License Agreement between Precious Moments, Inc. and Enesco Corporation. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1993 in Commission File No. 0-1349.)

 10 (n)* First Amendment to License Agreement between Precious Moments, Inc. and Enesco Corporation. (Exhibit 10(hh) to Form 10-K filed for the period ended December 31, 1997 in Commission File No. 0-1349.)

 10 (o)* Second Amendment to License Agreement between Precious Moments, Inc. and Enesco Corporation. (Exhibit 10(bb) to Form 10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

 10 (p)* Third Amendment to License Agreement between Precious Moments, Inc. and Enesco Group, Inc.(Exhibit 10.1) to Form 10-Q filed for the period ended September 30, 2001 in Commission File No. 0-1349.)

 10 (q) Fourth Amendment to License Agreement between Precious Moments, Inc. and Enesco Group, Inc.

 10 (r)* Amended and Restated Senior Revolving Credit Agreement dated August 23, 2000 by and between Enesco Group, Inc. and Fleet National Bank. (Exhibit 10.1 to Form 10-Q filed for the period ended September 30, 2000 in Commission File No. 0-1349.)

 10 (s)* First Amendment to Amended and Restated Senior Revolving Credit Agreement. (Exhibit 10 (u) to Form 10-K filed for the period ended December 2000 in Commission file No. 0-1349.)

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

 10 (w)* Fifth Amendment to Amended and Restated Senior Revolving Credit Agreement. (Exhibit 10.1 to Form 10-Q filed for the period ended June 30, 2001 in Commission File No. 0-1349.)

 10 (x)* Borrower Note-LaSalle Bank. (Exhibit 10.2 to Form 10-Q filed for the period ended June 30, 2001 in Commission File No. 0-1349.)

 10 (y)*            Back-up L/C and B/A Demand Note - Fleet National Bank.
                    (Exhibit 10.3 to Form 10-Q filed for the period ended June 30, 2001 in Commission File No. 0-1349.)

 10 (z)* Mortgage, Assignment of Leases and Rents, and Security Agreement - Fleet National Bank. (Exhibit 10.4 to Form 10-Q filed for the period ended June 30, 2001 in Commission File No. 0-1349.)

 10 (aa)* Sixth Amendment to Amended and Restated Senior Revolving Credit Agreement. (Exhibit 10.5 to Form 10-Q filed for the period ended June 30, 2001 in Commission File No. 0-1349.)

 10 (bb)* Seventh Amendment to Amended and Restated Senior Revolving Credit Agreement. (Exhibit 10.2 to Form 10-Q filed for the period ended September 30, 2001 in Commission File No. 0-1349.)

 10 (cc)* First Amendment to Security Agreement with Fleet National Bank. (Exhibit 10.3 to Form 10-Q filed for the period ended September 30, 2001 in Commission File No. 0-1349.)

 10 (dd)* Amended and Restated Note - LaSalle Bank National Association. (Exhibit 10.4 to Form 10-Q filed for the period ended September 30, 2001 in Commission File No. 0-1349.)

 10 (ee)* Eighth Amendment to Amended and Restated Senior Revolving Credit Agreement. (Exhibit 10.1 to Form 10-Q filed for the period ended March 31, 2002 in Commission File No. 0-1349.)

 10 (ff)* ROA Incentive Program 2002 (Exhibit 10.2 to Form 10-Q filed for the period ended March 31, 2002 in Commission File No. 0-1349.)

 10 (gg)            Daniel DalleMolle Employment Agreement.

 13                 Portions of the 2002 Annual Report to the Stockholders of
                    Enesco Group, Inc.

 21                 Subsidiaries of Enesco Group, Inc.

 23.1               Consent of KPMG LLP

 23.2               Statement regarding inability to obtain Consent of Arthur
                    Anderson LLP

 24                 Power of Attorney

 99.1 Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2 Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                    * Incorporated By Reference