Form 10-Q
period 2003-03-31
ENESCO GROUP INC
filed 2003-05-15
CIK 93542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

      Yes [x ]        No [  ]

                                                                                      March 31,
                                                                             ---------------------------
                                                                               2003             2002
                                                                             ----------       ----------
Shares Outstanding:
Common Stock with                                                            13,964,245       13,827,008
 Associated Rights

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                   (UNAUDITED)
                                                    MARCH 31,        DECEMBER 31,
                                                      2003              2002
                                                    ---------         ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                           $  11,517         $  17,418
Accounts receivable, net                               48,916            54,347
Inventories                                            43,920            48,334
Prepaid expenses                                        1,745             2,491
Deferred income taxes and taxes receivable              7,029             7,586
                                                    ---------         ---------
    Total current assets                              113,127           130,176
                                                    ---------         ---------
PROPERTY, PLANT AND EQUIPMENT, AT COST:
Property, plant and equipment                          74,277            72,920
Less - accumulated depreciation                       (48,099)          (46,691)
                                                    ---------         ---------
    Property, plant and equipment, net                 26,178            26,229
                                                    ---------         ---------
OTHER ASSETS:
Other                                                   1,153             1,171
Deferred income taxes                                  22,235            22,209
                                                    ---------         ---------
Total other assets                                     23,388            23,380
                                                    ---------         ---------
TOTAL ASSETS                                        $ 162,693         $ 179,785
                                                    =========         =========

The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                        (UNAUDITED)
                                                         MARCH 31,               DECEMBER 31,
                                                            2003                    2002
                                                         ---------                ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes and loans payable                                  $      --                $      --
Accounts payable                                            12,997                   18,395
Federal, state and foreign income taxes                     13,171                   15,416
Accrued expenses:
    Payroll and commissions                                  1,188                    4,412
    Royalties                                                5,314                    7,911
    Post-retirement benefits                                 1,601                    2,320
    Other                                                    5,285                    5,623
                                                         ---------                ---------
    Total current liabilities                               39,556                   54,077
                                                         ---------                ---------
LONG-TERM LIABILITIES:
Post-retirement benefits                                     2,658                    3,092
Deferred income taxes                                          678                      703
                                                         ---------                ---------
    Total long-term liabilities                              3,336                    3,795
                                                         ---------                ---------
SHAREHOLDERS' EQUITY:
Common stock                                                 3,154                    3,154
Capital in excess of par value                              46,897                   47,148
Retained earnings                                          327,577                  330,368
Accumulated other comprehensive loss                        (2,400)                  (2,712)
                                                         ---------                ---------
                                                           375,228                  377,958
Less - shares held in treasury, at cost                   (255,427)                (256,045)
                                                         ---------                ---------
    Total shareholders' equity                             119,801                  121,913
                                                         ---------                ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 162,693                $ 179,785
                                                         =========                =========

The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            2003                     2002
                                                                         ---------                ---------
Net revenues                                                             $  46,137                $  54,877
Cost of sales                                                               27,627                   30,708
                                                                         ---------                ---------
Gross profit                                                                18,510                   24,169
Selling, distribution, general and administrative expenses                  23,021                   26,378
                                                                         ---------                ---------
Operating loss                                                              (4,511)                  (2,209)
Interest expense                                                               (49)                    (123)
Interest income                                                                170                       98
Other income (expense), net                                                   (406)                    (311)
                                                                         ---------                ---------
Loss before income taxes and cumulative effect
  of a change in accounting principle                                       (4,796)                  (2,545)
Income tax benefit                                                          (2,005)                  (1,138)
                                                                         ---------                ---------
Loss before cumulative effect of a change
  in accounting principle                                                   (2,791)                  (1,407)
Cumulative effect of a change in accounting principle,
  net of income taxes                                                           --                  (29,031)
                                                                         ---------                ---------
Net loss                                                                    (2,791)                 (30,438)
Retained earnings, beginning of period                                     330,368                  338,726
                                                                         ---------                ---------
Retained earnings, end of period                                         $ 327,577                $ 308,288
                                                                         =========                =========
Loss per common share - basic and diluted:
   Loss before cumulative effect of a
   change in accounting principle                                        $   (0.20)               $   (0.10)
                                                                         =========                =========
   Cumulative effect of a change in accounting
   principle, net of income taxes                                        $      --                $   (2.10)
                                                                         =========                =========
   Net loss                                                              $   (0.20)               $   (2.20)
                                                                         =========                =========

The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                                 (In thousands)


OPERATING ACTIVITIES:                                                        2003                    2002
                                                                           --------                --------
Net loss                                                                   $ (2,791)               $(30,438)
Cumulative effect of a change in accounting
 principle, net of income taxes                                                 --                   29,031
Adjustments to reconcile net loss to net
 cash used by operating activities                                           (2,116)                 (5,349)
                                                                           --------                --------
    Net cash used by operating activities                                    (4,907)                 (6,756)
                                                                           --------                --------
INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                    (1,306)                   (530)
Proceeds from sales of property, plant and equipment                              7                      15
                                                                           --------                --------
    Net cash used by investing activities                                    (1,299)                   (515)
                                                                           --------                --------
FINANCING ACTIVITIES:
Net issuance (repayment) of notes and loans payable                              --                   2,012
Common stock issuance                                                           367                     341
                                                                           --------                --------
    Net cash provided by financing activities                                   367                   2,353
                                                                           --------                --------
Effect of exchange rate changes on cash and cash equivalents                    (62)                    (93)
                                                                           --------                --------
Decrease in cash and cash equivalents                                        (5,901)                 (5,011)
Cash and cash equivalents, beginning of period                               17,418                   7,932
                                                                           --------                --------
Cash and cash equivalents, end of period                                   $ 11,517                $  2,921
                                                                           ========                ========

The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

A global leader in the gift, collectibles and home decor industry for 45 years, Enesco Group, Inc. (the "Company" or "Enesco") offers such notable product lines as Cherished Teddies, Mary Engelbreit, Border Fine Arts, Lilliput Lane and NICI, among others. The Company's award winning Precious Moments figurine collection is one of the top collectible lines throughout the world. Enesco distributes product worldwide and has wholly owned subsidiaries located in Hong Kong, Canada, France and the U.K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial data as of March 31, 2003 and for the three months ended March 31, 2003 and March 31, 2002 has been prepared by Enesco, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Enesco's Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, these Consolidated Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of Enesco's financial position as of March 31, 2003, results of operations for the three months ended March 31, 2003 and March 31, 2002, and cash flows for the three months ended March 31, 2003 and March 31, 2002. The results of operations for interim periods are not necessarily indicative of the operating results for full fiscal years or any future period. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods.

REVENUE RECOGNITION

Enesco recognizes revenue when title passes to its customers, which generally occurs when merchandise is turned over to the shipper. A provision for anticipated merchandise returns and allowances is recorded based upon historical experience when a sale is recorded. Amounts billed to customers for shipping and handling are included in revenue. License and royalty fees received by Enesco are recognized as revenue when earned.

COMPUTATION OF LOSS PER SHARE

Basic loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and potential dilutive common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Potential dilutive common share equivalents primarily consist of employee stock options and warrants calculated using the treasury stock method.

PAYMENTS FOR INTEREST AND INCOME TAXES

Enesco made cash payments for interest and income taxes as follows (in thousands):

                             Three Months Ended
                                  March 31
                           -----------------------
                           2003               2002
                           ----               ----
Interest                   $ 49               $198
Income taxes               $247               $515

ACCOUNTING FOR STOCK - BASED COMPENSATION

At March 31, 2003, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           THREE MONTHS ENDED MARCH 31
                                                         --------------------------------
                                                           2003                    2002
                                                         --------                --------
Net income (loss) as reported                            $ (2,791)               $(30,438)
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                                (324)                   (302)
                                                         --------                --------
Pro forma net income (loss)                              $ (3,115)               $(30,740)
                                                         ========                ========
Loss per share:
   Basic and diluted - as reported                       $  (0.20)               $  (2.20)
                                                         ========                ========
   Basic and diluted  - pro forma                        $  (0.22)               $  (2.23)
                                                         ========                ========

3. COMPREHENSIVE INCOME (LOSS):

Other comprehensive income (loss) consists only of cumulative foreign currency translation adjustments. Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was as follows (in thousands):

                                                                            Three Months Ended
                                                                                  March 31
                                                                      --------------------------------
                                                                        2003                    2002
                                                                      --------                --------
Net income loss                                                       $ (2,791)               $(30,438)
Other comprehensive income (loss):
    Cumulative translation adjustments (no tax effects)                    312                    (584)
                                                                      --------                --------
Comprehensive loss                                                    $ (2,479)               $(31,022)
                                                                      ========                ========

4. GEOGRAPHIC OPERATING SEGMENTS:

Enesco operates in the giftware and collectible wholesale industry, predominantly in two major geographic classifications (United States and International). The following table summarizes operations by geographic classification for the three months ended March 31, 2003 and 2002 (in thousands):

                                                 Three Months Ended
                                                      March 31
                                          --------------------------------
                                            2003                    2002
                                          --------                --------
NET SALES
United States                             $ 28,574                $ 37,562
United States inter-company                   (216)                   (381)
International                               18,053                  17,926
International inter-company                   (274)                   (230)
                                          --------                --------
Total consolidated                        $ 46,137                $ 54,877
                                          ========                ========
OPERATING PROFIT (LOSS)
United States                             $ (5,975)               $ (3,592)
International                                1,464                   1,383
                                          --------                --------
Total consolidated                        $ (4,511)               $ (2,209)
                                          --------                --------

Transfers between geographic operating segments are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

There were no material changes in assets from the amounts disclosed in Enesco's December 31, 2002 Annual Report and the basis of geographic classification of sales and operating profit has not changed in 2003.

5. OTHER INCOME (EXPENSE), NET:

Other income (expense), net for the three months ended March 31, 2003 and 2002 consisted of the following (in thousands):

                                               Three Months Ended
                                                    March 31
                                           --------------------------
                                            2003                 2002
                                           -----                -----
Foreign currency gain (loss)               $  (2)               $  20
Loss on sale of fixed assets                  --                   (1)
Bank charges and other                      (404)                (330)
                                           -----                -----
                                           $(406)               $(311)
                                           -----                -----

6. LOSS PER COMMON SHARE (BASIS OF CALCULATIONS):

The number of shares used in the loss per common share computations for the three months ended March 31, 2003 and 2002 were as follows (in thousands):

                                                                 Three Months Ended
                                                                      March 31
                                                             ---------------------------
                                                              2003                 2002
                                                             ------               ------
Average common shares outstanding - basic                    13,931               13,790
Dilutive effects of stock options and warrants                   --                   --
                                                             ------               ------
Average shares outstanding - diluted                         13,931               13,790
                                                             ======               ======

The average number of diluted shares outstanding for the three months ended March 31, 2003 and March 31, 2002 excludes common stock equivalents relating to options and warrants because there was a net loss and such common stock equivalents would have been antidilutive. Had Enesco reported a profit for the three months ended March 31, 2003 and March 31, 2002, the number of average shares outstanding-diluted would have increased by 267 thousand and 195 thousand, respectively. Additionally, options to purchase 1.8 million and 1.7 million shares were outstanding during 2003 and 2002, respectively, but were not included in the computation of diluted loss per share because the options' exercise price was greater than the average market price of the common shares.

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

Enesco's current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco's foreign currency hedging activities is to protect Enesco from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current assets or current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the three months ended March 31, 2003.

To manage foreign currency risk, as of March 31, 2003, Enesco had entered into forward exchange agreements with a notional value of $3.4 million that will mature within 158 days. These contracts include sales of British pounds sterling and purchases of U.S. dollars at an average exchange rate of 1.57, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.57 and sales of Euros and purchases of U.S. dollars at an average exchange rate of 1.07. The fair value of these contracts is not significant. As of March 31, 2003, Enesco had no outstanding interest bearing debt.

8. ACQUISITION

On March 18, 2003, the Company announced an offer to purchase Bilston & Battersea Enamels plc, which is based in Bilston, West Midlands, England, through its European subsidiary, Enesco Holdings Limited. Bilston & Battersea Enamels manufactures and distributes giftware, home accessories and related products, including the high quality, hand-decorated enamels and sculptured boxes sold under the Halcyon Days Enamels and Halcyon Days Bonbonnieres brands. Bilston and Battersea Enamels generated sales of approximately $10 million worldwide in 2002 and expects similar sales for 2003. Enesco paid approximately $4 million in cash to acquire the company in April 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               ENESCO GROUP, INC.

                        THREE MONTHS ENDED MARCH 31, 2003

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," "projects," and words of similar meaning, constitute "forward-looking statements" within the meaning of Federal securities laws. These forward-looking statements are based in part on Enesco's reasonable expectations and are subject to a number of factors and risks, many of which are beyond Enesco's control. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below under the heading "Risk Factors" and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission. In light of these uncertainties and risks, there can be no assurance that the forward-looking statements in this Form 10-Q will occur or continue in the future. Except for required filings under the Securities Exchange Act of 1934, Enesco undertakes no obligation to release publicly any revisions to these forward looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The allowance for doubtful accounts is based on our assessments of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are significantly different than our historical experience, estimates of the recoverability of amounts due could be affected. An allowance for sales returns is established based on historical trends in product returns. If future returns do not reflect historical trends, net revenues could be affected.

Inventory purchases and commitments are based on future demand forecasts. If there is a sudden or significant decrease in demand for our products or there is a higher incidence of inventory obsolescence because of rapidly changing customer requirements, we may be required to decrease the carrying value of inventory and gross profit could be affected.

Enesco has established accruals for tax payables and tax assessments. The accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Enesco has filed and continues to file tax returns with a number of taxing authorities worldwide. While Enesco believes such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. To the extent accruals differ from assessments, or when the open tax years are closed, the accruals are adjusted through the provision for income taxes. The majority of open tax years become closed for assessments at the end of December for the particular open year.

ACQUISITION OF BILSTON AND BATTERSEA

In April of 2003, the Company finalized the purchase of Bilston and Battersea for approximately $4 million in cash. Bilston and Battersea manufactures and distributes giftware, home accessories and related products, including the high-end quality, hand decorated enamel boxes sold under the Halcyon Days Enamels and Halcyon Days Bononnieres brands. Bilston and Battersea generated revenues of approximately $10 million in 2002 and expects similar sales for 2003.

NET REVENUE AND GROSS PROFIT

Net sales in the first quarter of 2003 decreased by 16%, or $8.7 million, from the first quarter of 2002. The decrease in net sales for the first quarter of 2003 compared to the same period last year was primarily the result of decreased U.S. sales of the Precious Moments and Cherished Teddies product lines. Enesco's Precious Moments lines represented approximately 34% of 2003 year to date sales compared to 43% for 2002. The Cherished Teddies lines represented approximately 10% of 2003 year to date sales compared to 11% for 2001.

Net new orders of $68 million year to date for 2003 were down 8% versus the comparable period of 2002. Net open orders (backlog) of $40 million at March 31, 2003 were down approximately $7 million, or 16%, from the same point in time last year. Backlog represents orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests. We believe the decrease in net new orders and backlog is mainly due to moving the annual spring retailer show from March in 2002 to April in 2003 and lower retail sales in the United States due to general economic conditions and continued consolidation in the card and gift channel.

Gross profit for the first quarter of 2003 of $18.5 million was 40.1% of net sales as compared to first quarter 2002 gross profit of $24.2 million, which was 44.0% of net sales. The decrease in gross profit for the first quarter of 2003 as compared to 2002 was due to an inventory adjustment in 2003 of $1.4 million to write down slow moving products introduced in 2001, lower retail sales volumes, as well as changes in product and sales channel mix. Gross profit may be affected in the future by changes in vendor pricing, obsolescence charges, changes in shipment volume, price competition and changes in distribution channel, geographic or product mix.

SELLING, DISTRIBUTION, AND GENERAL AND ADMINISTRATIVE EXPENSES

Selling, distribution and general and administrative expenses (operating expenses) for the first quarter of 2003 were $23.0 million, or 49.9% of sales, compared to first quarter 2002 of $26.4 million, or 48.1% of sales. Operating expenses decreased by approximately $3.4 million year to date in 2003 from the prior year primarily due to the impact of numerous cost control measures including headcount reductions, showroom savings, catalog savings and decreased travel. The Company expects to see additional operating expense decreases during the remainder of 2003.

OPERATING INCOME (LOSS)

In the first quarter of 2003, Enesco incurred an operating loss of $4.5 million compared to an operating loss of $2.2 million in 2002. The $2.3 million increase in operating loss was the result of the $8.7 million decrease in sales, partially offset by lower operating expenses.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest expense of $49 thousand for the first quarter of 2003 was $74 thousand less than the first quarter of 2002 due to lower average borrowings and lower interest rates. Interest income for the first quarter of 2003 is $170 thousand compared to $98 thousand in 2002 due to additional cash balances in 2003. Other expense, net, for the first quarter of 2003 is $406 thousand compared to $311 thousand in same quarter in 2002. Other expense, net, for the first quarter of 2003 is higher by $95 thousand due to increased bank charges and less foreign currency gains.

PROVISION FOR INCOME TAXES

The effective tax rate was 41.8% for the first quarter of 2003 and 44.7% for the first quarter of 2002, reflecting the geographical mix of earnings. The effective tax rate differs from the U.S. statutory rate primarily due to the varying tax rates of foreign jurisdictions. Our future effective tax rates could be affected if the mix of earnings varies in countries that have higher or lower statutory rates or if tax laws and regulations change.

INTERNATIONAL ECONOMIES AND CURRENCIES

We conduct business globally. Accordingly, our future results could be materially affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political, or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; and the effects of terrorist activity, armed conflict, epidemics and natural disasters. Any or all of these factors could have a material impact on our future results.

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

LIQUIDITY AND CAPITAL RESOURCES

Enesco has historically satisfied working capital requirements with internally generated funds and short-term loans. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter. For additional discussion, see the Risk Factors section below. Cash and cash equivalents were $11.5 million on March 31, 2003.

Operating cash flows are a function of earnings (losses) plus non-cash expenses such as depreciation and our ability to manage working capital. Cash used by operating activities in the first quarter of 2003 was $4.9 million. The major uses of funds from operating activities were decreased accrued expenses of $6.9 million and decreased accounts payable of $5.4 million. These uses of cash were partially offset by operating cash provided by reductions in accounts receivable and inventory.

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

Cash used by investing activities in the first quarter of 2003 was $1.3 million, primarily due to computer hardware and software purchases related to implementation of a new domestic computer system planned to be completed by the end of 2003.

Cash provided by financing activities in the first quarter of 2003 was $367 thousand, due to the issuance of additional treasury stock shares.

In August 2000, Enesco entered into a $50 million domestic revolving credit facility to replace an expiring revolving credit facility. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, selling property, repurchasing Enesco's shares and paying dividends. In addition, Enesco is required to satisfy minimum operating profit, fixed charge coverage ratio and leverage ratio tests at the end of each quarter. The credit agreement, as amended, grants a security interest in Enesco's domestic accounts receivable, inventory and real estate. In May 2002, the credit facility was further amended to extend the termination date to May 2003. Certain financial covenants were also modified. As of March 31, 2003, Enesco was in compliance with all covenants in the revolving credit facility. In January 2003, the security interest in Enesco's inventory was released. The size of the facility remains at $50 million. As of March 31, 2003, there were no amounts outstanding under the facility.

In May 2003, the credit facility was further amended to extend the termination date to June 2003. At the same time, Enesco received a binding commitment letter for a new three year domestic $50.0 million unsecured revolving credit facility to replace the expiring revolving credit facility. The commitment letter terms and conditions contain financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing the Company's shares and paying dividends. In addition, Enesco is required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of each quarter and a minimum annual operating profit covenant. Enesco expects to enter into the new revolving credit facility in June 2003. Enesco is not aware of any trends, events, demands, commitments or uncertainties that reasonably can be expected to have a material effect on liquidity and the ability to meet anticipated requirements for working capital and capital expenditures. We believe that our current cash and cash equivalents, cash generated from operations, and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. In addition, there are no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or requirements for capital resources.

The principal sources of Enesco's liquidity are its available cash balances, cash from operations and available financing. At March 31, 2003, Enesco had formal and informal unused lines of credit of approximately $53.1 million. The informal lines are bank lines that have no commitment fees. As of March 31, 2003, Enesco had no interest bearing debt outstanding.

Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.

RISK FACTORS

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report.

The results of operations for any quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

-     Changes in economic conditions and specific market conditions

- The ability to secure, maintain and renew popular licenses, particularly our licenses for Precious Moments and Cherished Teddies

-     Fluctuations in demand for our products

-     Manufacturing lead times

- The effects of terrorist activity and armed conflict, that could cause a disruption in global economic activity, changes in logistics and security arrangements, particularly with respect to our reliance on manufacturing facilities in China

- The timing of orders, timing of shipments and our ability to meet customer demands

- Inventory levels and purchase commitments below or exceeding requirements based upon future demand forecasts

-     Price and product competition in the giftware industry

- The trend toward retail store consolidation in the card and gift channel in the United States

-     Variations in sales channels, product costs or mix of products sold

- The geographical mix of our revenue and the associated impact on gross margin

- Our ability to achieve targeted cost reductions particularly in the United States' operations

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

Our ability to import products and satisfy customer orders on a timely basis is affected by the availability of, and demand for, quality production capacity abroad. We compete with other importers of giftware products for the foreign manufacturing sources that can produce high-quality products at affordable prices. While we believe that there are other manufacturing sources available for our product lines, any loss, disruption or substantial reduction of sourcing capability or shipping from one or more of our key manufacturing facilities could have a significant short-term adverse effect on our operations. We are subject to the following risks inherent in foreign manufacturing: fluctuations in currency exchange rates; labor, economic and political instability; the effects of terrorist activity, armed conflict and epidemics, causing disruption in global economic activity and changes in logistics and security arrangements; cost and capacity fluctuation and delays in transportation, dockage and materials handling; restrictive actions by foreign governments; nationalizations; the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes. Since the terrorist attacks on September 11, 2001 and the outbreak of the SARS epidemic, the U.S. Customs Service has enacted various security procedures affecting the importation of goods. Such procedures could adversely affect the cost and timing of our receipt of goods from our foreign manufacturers.

In 2002, approximately 74% of our products were manufactured in, and imported from China. We anticipate that this percentage will remain the same or increase in the foreseeable future. China has joined the World Trade Organization and has been accorded permanent "Normal Trade Relations" status by the U.S. government.

Various commercial and legal practices widespread in China, including the handling of intellectual properties and certain labor practices, as well as certain political and military actions taken or suggested by China, are under review by the U.S. government. China has been designated a Country of Particular Concern ("CPC") pursuant to the International Religious Freedom Act of 1998 ("IRFA"). The IRFA provides several specific retaliatory actions that could be taken by the U.S. government; none of which we believe would have a material impact on our business. The IRFA, however, also accords the President broad discretion in fashioning other or additional actions and, due to the breadth of the presidential powers under the IRFA, we are unable to predict what, if any, action the President could take in the future.

Accordingly, conducting business with vendors located in China is subject to political uncertainties, the financial impact of which we are unable to estimate. To the extent China may have its exports or transaction of business with U.S. entities subject to political retaliation, the cost of Chinese imports could increase significantly and/or the ability to import goods from China may be materially impaired. In such an event, there could be an adverse effect on our operations until alternative arrangements for the manufacture of our product were made on economic, production and operational terms at least as favorable as those currently in effect.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. As such, Enesco is exposed to foreign exchange risk since purchases and sales are made in foreign currencies. In addition, Enesco is subject to interest rate risk on outstanding borrowings. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco currently does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors its foreign currency exposures and ensures that the hedge contract amounts do not exceed the amounts of the underlying exposures. To manage foreign currency risk, as of March 31, 2003, Enesco had entered into forward exchange agreements with a notional value of $3.4 million that will mature within 158 days. These contracts include sales of British pounds sterling and the purchase of U.S. dollars at an average exchange rate of 1.57, and a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.57. The fair value of these contracts is not significant. As of March 31, 2003, Enesco had no interest bearing debt outstanding

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this Form 10-Q, Enesco carried out an evaluation, under the supervision and with the participation of Enesco's management, including Enesco's (i)Chief Executive Officer ("CEO") and (ii)Chief Financial Officer and Treasurer ("CFO"), of the effectiveness of the design and operation of Enesco's disclosure controls and procedures. Based on that evaluation, Enesco's management, including the CEO and CFO, concluded that Enesco's disclosure controls and procedures are operating effectively as designed. There have been no significant changes in Enesco's internal controls or in other factors that could significantly affect internal controls subsequent to the date Enesco carried out its evaluation. We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our CEO and CFO, does not expect that our controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within Enesco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

      PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   The Annual Meeting of Stockholders was held on April 24, 2003.

(b)   The matters voted upon at the meeting were (i) the election of Directors;
      (ii) the reincorporation of Enesco in the State of Illinois; (iii) amendments to the 1996 Stock Option Plan; and (iv) the ratification of KPMG LLP as Enesco's independent accountants for 2003.

      (i) The members of Class II were standing for election to a three-year term expiring at the Annual Meeting in 2006. Upon motion duly made and seconded, it was voted to elect Daniel DalleMolle, Eugene Freedman and Donna Brooks Lucas as Class II Directors for a three-year term expiring at the Annual Meeting in 2006 and until their successors are elected and qualified. The votes for each of the candidates were reported as follows:

            Daniel DalleMolle         For:          11,518,742

                                      Withheld:      1,223,976

            Eugene Freedman           For:          11,496,618

                                      Withheld:      1,246,100

            Donna Brooks Lucas        For:          11,173,557

                                      Withheld:      1,569,161

      In addition, the following directors continue to serve on the Board:

      John F. Cauley, George R. Ditomassi, Anne-Lee Verville, Judith R. Haberkorn, Thane A. Pressman and Donald L. Krause.

      (ii) The reincorporation of Enesco Group, Inc. in the State of Illinois from the Commonwealth of Massachusetts was proposed for stockholder approval. Upon motion duly made and seconded, it was voted to reincorporate Enesco Group, Inc, in the State of Illinois. The vote was reported as follows:

                  Reincorporation of Enesco
                  Group, Inc. in Illinois            For:            9,751,685

                                                     Against:        2,941,909

                                                     Abstain:           49,124

      It is presently anticipated that the reincorporation merger will be consummated on or about June 30, 2003.

      (iii) Amendments to the 1996 Stock Option Plan (the "Plan") were proposed for stockholder approval. Upon motion duly made and seconded, it was voted to approve the amendments to the Plan. The vote was reported as follows:

                  Amendments to
                  The Plan                           For:            7,059,140

                                                     Against:        5,603,512

                                                     Abstain:           80,065

      (iv) The ratification of KPMG LLP as Enesco's independent accountants for 2003 was proposed for stockholder approval. Upon motion duly made and seconded, it was voted to ratify KPMG LLP as Enesco's independent accountants for 2003. The vote was reported as follows:

                  Ratification of
                  KPMG LLP                            For:          12,601,222

                                                      Against:         103,939

                                                      Abstain           37,557

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.1 Fifth Amendment dated as of May 5, 2003 to the License Agreement between Precious Moments, Inc. and Enesco Group, Inc.

            10.2 Commitment Letter dated as of May 14, 2003 between Fleet National Bank and Enesco Group, Inc.

            10.3 Ninth Amendment to Amended and Restated Senior Revolving Credit Agreement dated as of May 14, 2003 between Enesco Group, Inc. and Fleet National Bank

            99.1 Statement of Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002

            99.2  Statement of Chief Financial Officer and Treasurer Pursuant to
                  Section 906 of the Sabanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            (1) A Current Report on Form 8-K dated January 7, 2003 was filed with the SEC under Item 5 reporting that Thomas Bradley was elected as Chief Financial Officer of Enesco as of January 3, 2003.

            (2) A Current Report on Form 8-K dated February 10, 2003 was filed with the SEC under Item 5 reporting that Paul Perez, formerly Senior Vice President of Sales, Marketing and Product Development, left Enesco to pursue other opportunities.

All other items hereunder are omitted because either such item is inapplicable or the response to it is negative.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ENESCO GROUP, INC.
                                    (Registrant)


Date:    May 15, 2003               /s/ Daniel DalleMolle
                                    -------------------------------------
                                    Daniel DalleMolle
                                    President and Chief Executive Officer



Date:    May 15, 2003               /s/ Thomas F. Bradley
                                    -------------------------------------
                                    Thomas F. Bradley
                                    Chief Financial Officer and Treasurer

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

                                     /s/ Daniel DalleMolle
                                     -------------------------------
                                     President and Chief Executive Officer

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

                                     /s/ Thomas F. Bradley
                                     -------------------------------------
                                     Chief Financial Officer and Treasurer