Form 10-Q
period 2003-06-30
ENESCO GROUP INC
filed 2003-08-13
CIK 93542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____ .

                          Commission File Number 0-1349

                               Enesco Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Illinois                                         04-1864170
------------------------------------                ----------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


225 Windsor Drive, Itasca, Illinois                             60143
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
      Yes [x]        No [ ]


                                                                 June 30,
                                                          2003               2002
                                                     ---------------   ---------------
Shares Outstanding:

Common Stock with
 Associated Rights                                        14,046,256        13,869,107

                          PART 1. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                      (UNAUDITED)
                                                        JUNE 30,        DECEMBER 31,
                                                          2003              2002
                                                     --------------    --------------
ASSETS

Current Assets:

Cash and cash equivalents                            $        7,571    $       17,418

Accounts receivable, net                                     63,899            54,347

Inventories                                                  50,468            48,334

Prepaid expenses                                              2,282             2,491

Deferred income taxes and taxes receivable                    6,372             7,586
                                                     --------------    --------------

    Total current assets                                    130,592           130,176
                                                     --------------    --------------

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment                                81,417            72,920

Less - accumulated depreciation                             (54,016)          (46,691)
                                                     --------------    --------------

    Property, plant and equipment, net                       27,401            26,229
                                                     --------------    --------------

OTHER ASSETS:

Goodwill                                                      2,730                --

Other                                                         1,282             1,171

Deferred income taxes                                        22,223            22,209
                                                     --------------    --------------

Total other assets                                           26,235            23,380
                                                     --------------    --------------

TOTAL ASSETS                                         $      184,228    $      179,785
                                                     --------------    --------------




The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                       (UNAUDITED)
                                                         JUNE 30,        DECEMBER 31,
                                                           2003              2002
                                                     ---------------    ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

Notes and loans payable                              $         1,051    $            --

Accounts payable                                              23,352             18,395

Federal, state and foreign income taxes                       13,003             15,416

Accrued expenses:
    Payroll and commissions                                    3,387              4,412
    Royalties                                                  5,893              7,911
    Post-retirement benefits                                   1,738              2,320
    Other                                                      6,680              5,623
                                                     ---------------    ---------------

    Total current liabilities                                 55,104             54,077
                                                     ---------------    ---------------

LONG-TERM LIABILITIES:

Notes Payable                                                     76                 --

Deferred income taxes                                            678                703

Post-retirement benefits                                       2,834              3,092
                                                     ---------------    ---------------

    Total long-term liabilities                                3,588              3,795
                                                     ---------------    ---------------

Minority interest                                                114                 --

SHAREHOLDERS' EQUITY:

Common stock                                                   3,154              3,154

Capital in excess of par value                                46,513             47,148

Retained earnings                                            329,751            330,368

Accumulated other comprehensive income (loss)                    506             (2,712)
                                                     ---------------    ---------------
                                                             379,924            377,958
Less - shares held in treasury, at cost                     (254,502)          (256,045)
                                                     ---------------    ---------------

    Total shareholders' equity                               125,422            121,913
                                                     ---------------    ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $       184,228    $       179,785
                                                     ---------------    ---------------


The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                    2003             2002
                                                               -------------    -------------
Net revenues                                                   $      60,886    $      66,489
Cost of sales                                                         33,277           40,006
                                                               -------------    -------------

Gross profit                                                          27,609           26,483

Selling, distribution, general and administrative expenses            23,590           22,808
                                                               -------------    -------------

Operating profit                                                       4,019            3,675

Interest expense                                                        (495)            (179)
Interest income                                                          236               51
Other income (expense), net                                             (229)            (437)
                                                               -------------    -------------

Income before income taxes                                             3,531            3,110

Income tax expense                                                     1,357            1,313
                                                               -------------    -------------

Net income                                                             2,174            1,797

Retained earnings, beginning of period                         $     327,577    $     337,319
                                                               -------------    -------------

Retained earnings, end of period                               $     329,751    $     339,116
                                                               -------------    -------------

Earnings per common share:

   Basic and diluted                                           $        0.15    $        0.13
                                                               -------------    -------------



The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    2003            2002
                                                               -------------    -------------
Net revenues                                                   $     107,023    $     121,366
Cost of sales                                                         60,904           70,697
                                                               -------------    -------------

Gross profit                                                          46,119           50,669

Selling, distribution, general and administrative expenses            46,611           49,206
                                                               -------------    -------------

Operating profit (loss)                                                 (492)           1,463

Interest expense                                                        (544)            (302)
Interest income                                                          406              149
Other income (expense), net                                             (635)            (748)
                                                               -------------    -------------

Income (loss) before income taxes                                     (1,265)             562

Income tax expense (benefit)                                            (648)             172
                                                               -------------    -------------

Income (loss) before cumulative effect
of a change in accounting principle                                     (617)             390

Cumulative effect of a change in
accounting principle, net of income taxes                                 --          (29,031)

                                                               -------------    -------------
Net loss                                                                (617)         (28,641)

Retained earnings, beginning of period                               330,368          338,726
                                                               -------------    -------------

Retained earnings, end of period                               $     329,751    $     310,085
                                                               -------------    -------------


Earnings (loss) per common share - basic and diluted:

Income (loss) before cumulative effect
of a change in accounting principle                            $       (0.04)   $        0.03
                                                               -------------    -------------

Cumulative effect of a change in accounting
principle, net of income taxes                                 $          --    $       (2.10)
                                                               -------------    -------------

Net loss                                                       $       (0.04)   $       (2.07)
                                                               -------------    -------------




The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              2003             2002
                                                                         -------------    -------------
OPERATING ACTIVITIES:

Net loss                                                                 $        (617)   $     (28,641)
Cumulative effect of a change in accounting
   principle, net of income taxes                                                   --           29,031
   Adjustments to reconcile net loss to net
       cash used by operating activities                                        (4,939)         (15,444)
                                                                         -------------    -------------

      Net cash used by operating activities                                     (5,556)         (15,054)
                                                                         -------------    -------------

INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                      (2,608)          (1,387)
Acquisition of Bilston & Battersea                                              (3,718)              --
Proceeds from sales of property, plant and equipment                                 9               27
                                                                         -------------    -------------

    Net cash used by investing activities                                       (6,317)          (1,360)
                                                                         -------------    -------------

FINANCING ACTIVITIES:

Net issuance of notes and loans payable                                            867           10,433
Proceeds from the issuance of common stock                                         909              629
                                                                         -------------    -------------

    Net cash provided by financing activities                                    1,776           11,062
                                                                         -------------    -------------

Effect of exchange rate changes on cash and cash equivalents                       250              338
                                                                         -------------    -------------

Decrease in cash and cash equivalents                                           (9,847)          (5,014)

Cash and cash equivalents, beginning of period                                  17,418            7,932
                                                                         -------------    -------------

Cash and cash equivalents, end of period                                 $       7,571    $       2,918
                                                                         -------------    -------------



The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

A global leader in the gift, collectibles and home decor industry for 45 years, Enesco Group, Inc. (the "Company" or "Enesco") offers such notable product lines as Cherished Teddies, Disney, Mary Engelbreit, Border Fine Arts, Lilliput Lane, Heartwood Creek by Jim Shore and NICI, among others. The Company's award winning Precious Moments figurine collection is one of the top collectible lines throughout the world. Enesco distributes product worldwide and has wholly owned subsidiaries located in Hong Kong, Canada, France and the U.K.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial data as of June 30, 2003 and for the three and six months ended June 30, 2003 and June 30, 2002 has been prepared by Enesco, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Enesco's Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, these Consolidated Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of Enesco's financial position as of June 30, 2003, results of operations for the three and six months ended June 30, 2003 and June 30, 2002, and cash flows for the six months ended June 30, 2003 and June 30, 2002. The results of operations for interim periods are not necessarily indicative of the operating results for full fiscal years or any future period. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods.

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

COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and potential dilutive common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Potential dilutive common share equivalents consist of employee stock options and warrants calculated using the treasury stock method.

PAYMENTS FOR INTEREST AND INCOME TAXES

Enesco made cash payments for interest and income taxes as follows (in thousands):

                                                Six Months Ended
                                                     June 30
                                           -----------------------------
                                               2003            2002
                                           -------------   -------------
Interest                                   $         220   $         330
Income taxes                               $         991   $         784


ACCOUNTING FOR STOCK - BASED COMPENSATION

At June 30, 2003, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                 THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                                ----------------------------    ----------------------------
                                                    2003            2002            2003            2002
                                                ------------    ------------    ------------    ------------
Net income (loss) as reported                   $      2,174    $      1,797    $       (617)   $    (28,641)
Deduct:  Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                              (361)           (301)           (685)           (603)
Pro forma net loss                              $      1,813    $      1,496    $     (1,302)   $    (29,244)
                                                ------------    ------------    ------------    ------------

Loss per share:
Basic and diluted - as reported                 $       0.15    $       0.13    $      (0.04)   $      (2.07)
                                                ------------    ------------    ------------    ------------

Basic and diluted  - pro forma                  $       0.13    $       0.11    $      (0.09)   $      (2.12)
                                                ------------    ------------    ------------    ------------


MINORITY INTEREST

Bilston & Battersea Enamels plc (Bilston & Battersea), our newly acquired subsidiary as of April 8, 2003, owns 75% of two different companies, Fine Ceramics Transfers Limited and Carolyn Sheffield Designs Limited. The two companies are fully consolidated into the books of Bilston & Battersea. The minority interest on Enesco's books represents the liability for the remaining 25% that Enesco does not own of the above companies.

3. COMPREHENSIVE INCOME (LOSS):

Other comprehensive income (loss) consists only of cumulative foreign currency translation adjustments. Comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 was as follows (in thousands):

                                                                   Three Months Ended             Six Months Ended
                                                                         June 30                      June 30
                                                               ---------------------------   ----------------------------
                                                                   2003           2002           2003            2002
                                                               ------------   ------------   ------------    ------------
Net income (loss)                                              $      2,174   $      1,797   $       (617)   $    (28,641)
Other comprehensive income:
    Cumulative translation adjustments (no tax effects)               2,906          2,759          3,218           2,175
                                                               ------------   ------------   ------------    ------------
Comprehensive income (loss)                                    $      5,080   $      4,556   $      2,601    $    (26,466)
                                                               ------------   ------------   ------------    ------------


4. GEOGRAPHIC OPERATING SEGMENTS:

Enesco operates in the giftware and collectible wholesale industry, predominantly in two major geographic classifications (United States and International). The following table summarizes operations by geographic classification for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                           Three Months Ended                Six Months Ended
                                                June 30                         June 30
                                      ----------------------------    ----------------------------
                                          2003            2002            2003            2002
                                      ------------    ------------    ------------    ------------
NET SALES
United States                         $     41,605    $     48,458    $     70,179    $     86,020
United States inter-company                   (245)           (247)           (461)           (628)
International                               19,707          18,452          37,760          36,378
International inter-company                   (181)           (174)           (455)           (404)
                                      ------------    ------------    ------------    ------------
Total consolidated                    $     60,886    $     66,489    $    107,023    $    121,366
                                      ------------    ------------    ------------    ------------

OPERATING PROFIT (LOSS)
United States                         $      2,470    $      1,990    $     (3,505)   $     (1,605)
International                                1,549           1,685           3,013           3,068
                                      ------------    ------------    ------------    ------------
Total consolidated                    $      4,019    $      3,675    $       (492)   $      1,463
                                      ------------    ------------    ------------    ------------

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

5. OTHER INCOME (EXPENSE), NET:

Other income (expense), net for the three and six months ended June 30, 2003 and 2002 consisted of the following (in thousands):

                                           Three Months Ended                 Six Months Ended
                                                 June 30                          June 30
                                      ------------------------------    ------------------------------
                                          2003             2002              2003            2002
                                      -------------    -------------    -------------    -------------
Foreign currency gain (loss)          $           1    $          (9)   $          (1)   $          11
Loss on sale of fixed assets                     (4)              (2)              (4)              (3)
Bank charges and other                         (226)            (426)            (630)            (756)
                                      -------------    -------------    -------------    -------------
                                      $        (229)   $        (437)   $        (635)   $        (748)
                                      -------------    -------------    -------------    -------------


6. INCOME (LOSS) PER COMMON SHARE (BASIS OF CALCULATIONS):

The number of shares used in the income (loss) per common share computation for the three and six months ended June 30, 2003 and 2002 were as follows (in thousands):

                                                     Three Months Ended               Six Months Ended
                                                          June 30                         June 30
                                                -----------------------------   -----------------------------
                                                    2003            2002            2003            2002
                                                -------------   -------------   -------------   -------------
Basic
     Average common shares outstanding                 14,026          13,852          13,972          13,820

Diluted
     Stock options and warrants                           394             332              --              --
                                                -------------   -------------   -------------   -------------

Average shares diluted                                 14,420          14,184          13,972          13,820
                                                -------------   -------------   -------------   -------------


The average number of diluted shares outstanding for the six months ended June 30, 2003 and June 30, 2002 excludes common stock equivalents relating to options and warrants because the impact of the reported net loss was antidilutive. Had Enesco reported a profit for the six months ended June 30, 2003 and June 30, 2002, the number of average shares diluted would have increased by 321 thousand and 243 thousand, respectively. Additionally, options to purchase 1.5 million and 1.7 million shares were outstanding during 2003 and 2002, respectively, but were not included in the computation of diluted income (loss) per share because the options' exercise price was greater than the average market price of the common shares.

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

Enesco's current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco's foreign currency hedging activities is to protect Enesco from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current assets or current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the six months ended June 30, 2003.

To manage foreign currency risk, as of June 30, 2003, Enesco had entered into forward exchange agreements with a notional value of $4.0 million that will mature within 140 days. These contracts include sales of British pounds sterling and purchases of U.S. dollars at an average exchange rate of 1.66, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.66 and sales of Euros and purchases of U.S. dollars at an average exchange rate of 1.10. The fair value of these contracts is not significant. As of June 30, 2003, Enesco had $1.1 million of interest bearing debt outstanding, of which $975 thousand was revolving credit facility debt with an interest rate of 2.38%. The remaining $151 thousand was notes payable, related to the purchase of machinery and vehicles by Bilston & Battersea with interest rates ranging from 8.3% to 10.6% and maturities ranging from October 2003 through May 2005. The fair value approximates the carrying value of these debt instruments. Enesco currently has not hedged the interest rate risk on any of its outstanding borrowings.


8. ACQUISITION

On April 8, 2003, the Company acquired Bilston & Battersea, which is based in Bilston, West Midlands, England, through its European subsidiary, Enesco Holdings Limited. Bilston & Battersea manufactures and distributes giftware, home accessories and related products, including the high quality, hand-decorated enamels and sculptured boxes sold under the Halcyon Days Enamels and Halcyon Days Bonbonnieres brands. Bilston & Battersea generated sales of approximately $10 million worldwide in 2002 and expects similar sales for 2003. Enesco paid approximately $4.4 million in cash ($3.7 million net of acquired cash) to acquire the company, which resulted in Enesco recording $2.7 million of goodwill related to the purchase. As of June 30, 2003, Enesco has purchased approximately 97% of the outstanding shares of Bilston & Battersea and has included Bilston & Battersea's results of operations in its income statement and balance sheet as of April 8, 2003.

9. SUBSEQUENT EVENTS

On July 31, 2003, the Company changed its state of incorporation from Massachusetts to Illinois, through a "migratory" merger of the Massachusetts corporation with and into a wholly owned subsidiary formed under Illinois law solely for this purpose. The reincorporation in the State of Illinois was approved by the Company's stockholders at the April 2003 Annual Meeting. After the merger, the name of the Company continues to be Enesco Group, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               ENESCO GROUP, INC.
                         SIX MONTHS ENDED JUNE 30, 2003


Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," "projections," "projects," and words of similar meaning, constitute "forward-looking statements" within the meaning of Federal securities laws. These forward-looking statements are based in part on Enesco's reasonable expectations and are subject to a number of factors and risks, many of which are beyond Enesco's control. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below under the heading "Risk Factors" and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission. In light of these uncertainties and risks, there can be no assurance that the forward-looking statements in this Form 10-Q will occur or continue in the future. Except for required filings under the Securities Exchange Act of 1934, Enesco undertakes no obligation to release publicly any revisions to these forward-looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Condensed Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts and sales returns, inventory valuation, goodwill impairment, contingencies, restructuring costs and other special charges and taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Condensed Financial Statements.

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

ACQUISITION OF BILSTON & BATTERSEA

On April 8, 2003, the Company acquired Bilston & Battersea Enamels plc (Bilston & Battersea), which is based in Bilston, West Midlands, England, through its European subsidiary, Enesco Holdings Limited. Bilston & Batterseas manufactures and distributes giftware, home accessories and related products, including the high quality, hand-decorated enamels and sculptured boxes sold under the Halcyon Days Enamels and Halcyon Days Bonbonnieres brands. Bilston & Battersea generated sales of approximately $10 million worldwide in 2002 and expects similar sales for 2003. Enesco paid approximately $4.4 million in cash ($3.7 million net of acquired cash) to acquire the company which resulted in Enesco recording $2.7 million of goodwill related to the purchase.

NET REVENUE AND GROSS PROFIT

Net sales of $60.9 million in the second quarter of 2003 decreased by 8.4%, or $5.6 million, from $66.5 million in the second quarter of 2002. Net sales of $107.0 million in the first six months of

2003 decreased by 11.8%, or $14.4 million, from $121.4 million in the first six months of 2002. The decrease in net sales for the second quarter of 2003 compared to 2002 was due to lower mass market promotional sales and lower closeout sales. The decrease in net sales for the first six months of 2003 compared to the same period last year was primarily the result of decreased U.S. sales of the Precious Moments and Cherished Teddies product lines as well as lower mass market promotional sales. Enesco's Precious Moments lines represented approximately 35% of 2003 year to date sales compared to 40% for 2002. The Cherished Teddies lines represented approximately 9.5% of 2003 year to date sales compared to 11% for 2002.

Net new orders of $122 million year to date for 2003 were down 10.8% versus the comparable period of 2002. Backlog of $33.8 million at June 30, 2003 was down approximately $8.9 million, or 20.8%, from the same point in time last year. Net open orders (backlog) are orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests. We believe the decrease in backlog is mainly due to lower sales in the United States due to general economic conditions and continued consolidation in the card and gift channel.

Gross profit for the second quarter of 2003 of $27.6 million was 45.3% of net sales as compared to the second quarter of 2002 gross profit of $26.5 million, which was 39.8% of net sales. Gross profit for the first six months of 2003 was $46.1 million or 43.1% of net sales, as compared to gross profit for the first six months of 2002 of $50.7 million, which was 41.7% of net sales. The increase in gross profit for the second quarter of 2003 as compared to 2002 was due to favorable changes in product and sales channel mix. The decrease in gross profit for the first six months of 2003 as compared to 2002 was primarily due to the lower U.S. sales volume. Gross profit can be affected in the future by changes in vendor pricing, obsolescence charges, changes in shipment volume, price competition and changes in distribution channel, geographic or product mix.

SELLING, DISTRIBUTION, AND GENERAL AND ADMINISTRATIVE EXPENSES

Selling, distribution and general and administrative expenses (operating expenses) for the second quarter of 2003 were $23.6 million, or 38.7% of sales, up slightly as compared to second quarter of 2002 of $22.8 million, or 34.3% of sales. Operating expenses year to date were $46.6 million, or 43.6% of sales as compared to 2002 operating expenses of $49.2 million, or 40.5% of sales. The increase in operating expenses in the second quarter of 2003 as compared to 2002 is largely due to the inclusion of Bilston & Battersea expenses in 2003 and the impact of foreign currency exchange rate changes. Operating expenses for the first half of 2003 decreased $2.6 million as compared to

2002 due to the continuing impact of numerous cost control measures including headcount reductions, showroom savings, catalog savings and decreased travel.

OPERATING PROFIT (LOSS)

In the second quarter of 2003, Enesco generated operating profit of $4.0 million compared to $3.7 million in 2002. The $300 thousand increase was the result of gross margin improvements in 2003 offset partially by an increase in operating expenses. Enesco incurred an operating loss of $492 thousand for the first six months of 2003, compared with a profit of $1.5 million in the first six months of 2002. The year to date decrease of $2.0 million in operating income as compared to 2002 is the result of lower gross profit due to lower sales volumes partially offset by a decrease in operating expenses of $2.6 million.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest expense of $495 thousand for the second quarter of 2003 was $316 thousand more than the second quarter of 2002 primarily due to interest expense related to an Illinois income tax audit settlement in the second quarter of 2003. Interest income for the second quarter of 2003 is $236 thousand compared to $51 thousand in 2002. The increase is due to interest income related to a refund from Illinois income taxes. Other expense, net, for the second quarter of 2003 is $229 thousand compared to $437 thousand in 2002. The decrease is due to lower bank and credit card processing costs.

Interest expense of $544 thousand for the first six months of 2003 was $242 thousand more than the first six months of 2002 due to the Illinois income tax audit settlement noted above, offset partially by lower bank related interest expenses. The increase in interest income in 2003 is due to interest income on the Illinois tax refund noted above as well as increased interest income due to higher invested cash balances. Other expense, net, for the first six months of 2003 is lower by $113 thousand due to lower bank and credit card processing fees.

PROVISION FOR INCOME TAXES

The effective tax rate was 38.4% for the second quarter of 2003 and 51.2% for the first six months of 2003. The comparable tax rates were 42.2% and 30.6% for second quarter and year to date 2002, respectively, reflecting the geographical mix of earnings. The effective tax rate differs from the U.S. statutory rate primarily due to the varying tax rates of foreign jurisdictions. Our future effective tax rates could be affected if the mix of earnings varies in countries that have higher or lower statutory rates or if tax laws and regulations change.

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

As a global concern, we face exposure to movements in foreign currency exchange rates. These exposures may change over time and could have a material impact on our financial results and cash flows. Historically, our primary exposures have related to non dollar-denominated transactions in Canada and Europe, as well as dollar-denominated inventory purchases by our international operating units.

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

LIQUIDITY AND CAPITAL RESOURCES

Enesco has historically satisfied working capital requirements with internally generated funds and short-term loans. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter. For additional discussion, see the Risk Factors section below. Cash and cash equivalents were $7.6 million on June 30, 2003.

Operating cash flows are a function of net income (losses) plus non-cash expenses such as depreciation, and our ability to manage working capital. Cash used by operating activities in the first six months of 2003 was $5.6 million. The major uses of funds from operating activities were increased accounts receivables, increased inventory and decreased accrued expenses. These uses of cash were partially offset by operating cash provided by reductions in current tax assets, increased accounts payable and depreciation expense.

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

Cash used by investing activities in the first six months of 2003 was $6.3 million, primarily due to the acquisition of Bilston & Battersea in April 2003. The remaining cash used by investing activities is for computer hardware and software purchases related to implementation of a new domestic computer system planned to be completed by the end of 2003.

Cash provided by financing activities in the first six months of 2003 was $1.8 million, attributable to increased borrowings and issuance of additional treasury stock shares.

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

In June 2003, Enesco entered into a new three year domestic $50.0 million unsecured revolving credit facility to replace the expiring revolving credit facility. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing the Company's shares and paying dividends. In addition, Enesco is required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of the second, third and fourth quarters and a minimum annual operating profit covenant. As of June 30, 2003, Enesco was in compliance with all covenants under the revolving credit agreement. Enesco is not aware of any trends, events, demands, commitments or uncertainties that reasonably can be expected to have a material effect on liquidity and the ability to meet anticipated requirements for working capital and capital expenditures. We believe that our current cash and cash equivalents, cash generated from operations, and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. In addition, there are no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or requirements for capital resources.

The principal sources of Enesco's liquidity are its available cash balances, cash from operations and available financing. At June 30, 2003, Enesco had formal and informal unused lines of credit of approximately $57.4 million. The informal lines are bank lines that have no commitment fees. As of June 30, 2003, Enesco had $1.1 million of interest bearing debt outstanding.

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

The results of operations for any quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

-        Changes in economic conditions and specific market conditions

- The ability to secure, maintain and renew popular licenses, particularly our licenses for Precious Moments, Cherished Teddies and Jim Shore

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

Various commercial and legal practices widespread in China, including the handling of intellectual properties and certain labor practices, as well as certain political and military actions taken or suggested by China, are under review by the U.S. government. China has been designated a Country of Particular Concern ("CPC") pursuant to the International Religious Freedom Act of 1998 ("IRFA"). The IRFA provides several specific retaliatory actions that could be taken by the U.S. government; none of which we believe would have a material impact on our business. The IRFA, however, also accords the President of the United States of America broad discretion in fashioning other or additional actions and, due to the breadth of the presidential powers under the IRFA, we are unable to predict what, if any, action the President could take in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. As such, Enesco is exposed to foreign exchange risk since purchases and sales are made in foreign currencies. In addition, Enesco is subject to interest rate risk on outstanding borrowings. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco currently does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors its foreign currency exposures and ensures that the hedge contract amounts do not exceed the amounts of the underlying exposures. To manage foreign currency risk, as of June 30, 2003, Enesco had entered into forward exchange agreements with a notional value of $4.0 million that will mature within 140 days. These contracts include sales of British pounds sterling and the purchase of U.S. dollars at an average exchange rate of 1.66, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.66 and sales of Euros and purchases of U.S. dollars at an average exchange rate of 1.10. The fair value of these contracts is not significant. As of June 30, 2003, Enesco had $1.1 million interest bearing debt outstanding.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Enesco carried out an evaluation, under the supervision and with the participation of Enesco's management, including Enesco's (i) Chief Executive Officer ("CEO") and (ii) Chief Financial Officer and Treasurer ("CFO"), of the effectiveness of the design and operation of Enesco's disclosure controls and procedures. Based on that evaluation, Enesco's management, including the CEO and CFO, concluded that Enesco's disclosure controls and procedures are operating effectively as designed. There have been no significant changes in Enesco's internal controls or in other factors that could significantly affect internal controls over financial reporting .We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our CEO and CFO, does not expect that our controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within Enesco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  31.1  Certification of President and CEO

                  31.2  Certification of CFO and Treasurer

                  32.1 Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2 Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-0xley Act of 2002

         (b)      Reports on Form 8-K

                  (i) Form 8-K filed June 19, 2003 reporting Enesco entered into a three year $50 million unsecured revolving credit agreement with Fleet National Bank as agent and LaSalle Bank N.A.

                  (ii) Form 8-K filed July 24, 2003 reporting Enesco's Second Quarter 2003 financial results.

All other items hereunder are omitted because either such item is inapplicable or the response to it is negative.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           ENESCO GROUP, INC.
                                           (Registrant)


Date: August 13, 2003                      /s/ Daniel DalleMolle
                                           -------------------------------------
                                           Daniel DalleMolle
                                           President and Chief Executive Officer





Date: August 13, 2003                      /s/ Thomas F. Bradley
                                           -------------------------------------
                                           Thomas F. Bradley
                                           Chief Financial Officer and Treasurer