Form 10-Q
period 2003-09-30
ENESCO GROUP INC
filed 2003-11-13
CIK 93542

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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
      Yes [x]    No [ ]

                                                  September 30,
                                              2003             2002
                                              ----             ----
Shares Outstanding:

Common Stock with                          14,074,126       13,888,905
 Associated Rights

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)


                                                                  (UNAUDITED)
                                                                 SEPTEMBER 30,                    DECEMBER 31,
                                                                      2003                           2002
                                                               ------------------             -------------------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                      $            5,277             $            17,418

Accounts receivable, net                                                   78,296                          54,347

Inventories                                                                55,993                          48,334

Prepaid expenses                                                            2,996                           2,491

Deferred income taxes and taxes receivable                                  6,004                           7,586
                                                               ------------------             -------------------

    Total current assets                                                  148,566                         130,176
                                                               ------------------             -------------------

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment                                              82,571                          72,920

Less - accumulated depreciation                                           (55,081)                        (46,691)
                                                               ------------------             -------------------

    Property, plant and equipment, net                                     27,490                          26,229
                                                               ------------------             -------------------

OTHER ASSETS:

Goodwill                                                                    2,890                               -

Other                                                                       1,355                           1,171

Deferred income taxes                                                      22,509                          22,209
                                                               ------------------             -------------------

Total other assets                                                         26,754                          23,380
                                                               ------------------             -------------------

TOTAL ASSETS                                                   $          202,810             $           179,785
                                                               ==================             ===================

    The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                 (IN THOUSANDS)


                                                                          (UNAUDITED)
                                                                         SEPTEMBER 30,              DECEMBER 31,
                                                                              2003                      2002
                                                                       ------------------        ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Notes and loans payable                                                $           13,471        $                -

Accounts payable                                                                   22,800                    18,395

Federal, state and foreign income taxes                                            13,384                    15,416

Accrued expenses:
    Payroll and commissions                                                         3,646                     4,412
    Royalties                                                                       7,146                     7,911
    Post-retirement benefits                                                        1,754                     2,320
    Other                                                                           6,524                     5,623
                                                                       ------------------        ------------------

    Total current liabilities                                                      68,725                    54,077
                                                                       ------------------        ------------------

LONG-TERM LIABILITIES:

Notes payable                                                                          61                         -

Deferred income taxes                                                                 678                       703

Post-retirement benefits                                                            2,867                     3,092
                                                                       ------------------        ------------------

    Total long-term liabilities                                                     3,606                     3,795
                                                                       ------------------        ------------------

Minority interest                                                                     114                         -

SHAREHOLDERS' EQUITY:

Common stock                                                                        3,154                     3,154

Capital in excess of par value                                                     46,409                    47,148

Retained earnings                                                                 334,348                   330,368

Accumulated other comprehensive income (loss)                                         641                    (2,712)
                                                                       ------------------        ------------------
                                                                                  384,552                   377,958
Less - shares held in treasury, at cost                                          (254,187)                 (256,045)
                                                                       ------------------        ------------------

    Total shareholders' equity                                                    130,365                   121,913
                                                                       ------------------        ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $          202,810        $          179,785
                                                                       ==================        ==================

    The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              2003                2002
                                                                         --------------       -------------
Net revenues                                                             $       71,766       $      69,043
Cost of sales                                                                    40,628              40,412
                                                                         --------------       -------------

Gross profit                                                                     31,138              28,631

Selling, distribution, general and administrative expenses                       24,009              21,896
                                                                         --------------       -------------

Operating profit                                                                  7,129               6,735

Interest expense                                                                    (97)               (203)
Interest income                                                                      66                  65
Other income (expense), net                                                        (339)               (362)
                                                                         --------------       -------------

Income before income taxes                                                        6,759               6,235

Income tax expense                                                                2,162               1,834
                                                                         --------------       -------------

Net income                                                                        4,597               4,401

Retained earnings, beginning of period                                   $      329,751       $     310,085
                                                                         --------------       -------------

Retained earnings, end of period                                         $      334,348       $     314,486
                                                                         --------------       -------------

Earnings per common share:

   Basic                                                                 $         0.33       $        0.32
                                                                         --------------       -------------
   Diluted                                                               $         0.32       $        0.31
                                                                         --------------       -------------

         The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              2003                2002
                                                                         --------------       -------------
Net revenues                                                             $      178,789       $     190,409
Cost of sales                                                                   101,532             111,109
                                                                         --------------       -------------

Gross profit                                                                     77,257              79,300

Selling, distribution, general and administrative expenses                       70,620              71,102
                                                                         --------------       -------------

Operating profit                                                                  6,637               8,198

Interest expense                                                                   (641)               (505)
Interest income                                                                     472                 214
Other income (expense), net                                                        (974)             (1,110)
                                                                         --------------       -------------

Income before income taxes                                                        5,494               6,797

Income tax expense                                                                1,514               2,006
                                                                         --------------       -------------

Income before cumulative effect
 of a change in accounting principle                                              3,980               4,791

Cumulative effect of a change in
 accounting principle, net of income taxes                                            -             (29,031)

                                                                         --------------       -------------
Net income (loss)                                                                 3,980             (24,240)

Retained earnings, beginning of period                                          330,368             338,726
                                                                         --------------       -------------

Retained earnings, end of period                                         $      334,348       $     314,486
                                                                         ==============       =============
Earnings (loss) per common share:
  Income before cumulative effect
    of a change in accounting principle
         Basic                                                           $         0.28       $        0.35
                                                                         ==============       =============
         Diluted                                                         $         0.28       $        0.34
                                                                         ==============       =============
  Cumulative effect of a change in accounting
    principle, net of income taxes                                       $            -       $       (2.10)
                                                                         ==============       =============
  Net income (loss) - basic and diluted                                  $         0.28       $       (1.75)
                                                                         ==============       =============

         The accompanying notes are an integral part of these condensed financial statements.

                               ENESCO GROUP, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)
                                 (In thousands)

                                                                                     2003                   2002
                                                                               ----------------       ----------------
OPERATING ACTIVITIES:

Net income (loss)                                                              $          3,980       $        (24,240)
Cumulative effect of a change in accounting
   principle, net of income taxes                                                             -                 29,031
   Adjustments to reconcile net loss to net
       cash used by operating activities                                                (23,436)               (15,263)
                                                                               ----------------       ----------------

    Net cash used by operating activities                                               (19,456)               (10,472)
                                                                               ----------------       ----------------

INVESTING ACTIVITIES:

Purchases of property, plant and equipment                                               (3,843)                (2,349)
Acquisition of Bilston & Battersea                                                       (3,732)                     -
Proceeds from sales of property, plant and equipment                                         38                    109
                                                                               ----------------       ----------------

    Net cash used by investing activities                                                (7,537)                (2,240)
                                                                               ----------------       ----------------

FINANCING ACTIVITIES:

Net isssuance of notes and loans payable                                                 13,287                  6,882
Proceeds from the issuance of common stock                                                1,119                    727
                                                                               ----------------       ----------------

    Net cash provided by financing activities                                            14,406                  7,609
                                                                               ----------------       ----------------

Effect of exchange rate changes on cash and cash equivalents                                446                    344
                                                                               ----------------       ----------------

Decrease in cash and cash equivalents                                                   (12,141)                (4,759)

Cash and cash equivalents, beginning of period                                           17,418                  7,932
                                                                               ----------------       ----------------

Cash and cash equivalents, end of period                                       $          5,277       $          3,173
                                                                               ================       ================

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying financial data as of September 30, 2003 and for the three and nine months ended September 30, 2003 and September 30, 2002 has been prepared by Enesco, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Enesco's Annual Report on Form 10-K for the year ended December 31, 2002.

In the opinion of management, these Consolidated Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of Enesco's financial position as of September 30, 2003, results of operations for the three and nine months ended September 30, 2003 and September 30, 2002, and cash flows for the nine months ended September 30, 2003 and September 30, 2002. The results of operations for interim periods are not necessarily indicative of the operating results for full fiscal years or any future period. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods.

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

COMPUTATION OF EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and potential dilutive common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and excludes dilutive potential common shares outstanding, as their effect is antidilutive. Potential dilutive common share equivalents consist of stock options and warrants calculated using the treasury stock method.

PAYMENTS FOR INTEREST AND INCOME TAXES

Enesco made cash payments for interest and income taxes as follows (in thousands):

                                                                           Nine Months Ended
                                                                             September 30,
                                                                           -----------------
                                                                              2003      2002
                                                                           ---------   ------
Interest                                                                    $   294     $ 515
Income taxes                                                                $ 1,989     $ 896

ACCOUNTING FOR STOCK BASED COMPENSATION

At September 30, 2003, the Company has six stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                    --------------------------------      -------------------------------
                                                         2003              2002                2003              2002
                                                    ---------------    -------------      -------------        ----------
Net income (loss) as reported                       $         4,597    $      4,401       $       3,980        $ (24,240)
Deduct:  Total stock-based employee
   compensation expense determined under
   fair value based method for all awards,
   net of related tax effects                                  (342)           (301)             (1,028)            (905)
                                                    ---------------    ------------       -------------        ---------
Pro forma net income (loss)                         $         4,255    $      4,100       $       2,952        $ (25,145)
                                                    ---------------    ------------       -------------        ---------

Earnings (loss) per share:
   Basic - as reported                              $          0.33    $       0.32       $        0.28        $   (1.75)
                                                    ---------------    ------------       -------------        ---------
   Diluted - as reported                            $          0.32    $       0.31       $        0.28        $   (1.75)
                                                    ---------------    ------------       -------------        ---------

   Basic - pro forma                                $          0.30    $       0.30       $        0.21        $   (1.82)
                                                    ---------------    ------------       -------------        ---------
   Diluted - pro forma                              $          0.29    $       0.29       $        0.21        $   (1.82)
                                                    ---------------    ------------       -------------        ---------

MINORITY INTEREST

Bilston & Battersea Enamels plc (Bilston & Battersea), our newly acquired subsidiary as of April 8, 2003, owns 75% of two different companies, Fine Ceramics Transfers Limited and Carolyn Sheffield Designs Limited. The minority interest reflected on Enesco's Condensed Consolidated Balance Sheet represents the remaining 25% that Enesco does not own of the above companies.

3.       COMPREHENSIVE INCOME (LOSS):

Other comprehensive income (loss) consists only of cumulative foreign currency translation adjustments. Comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 was as follows (in thousands):

                                                                            Three Months Ended          Nine Months Ended
                                                                              September 30,               September 30,
                                                                         -----------------------    -------------------------
                                                                            2003           2002        2003            2002
                                                                         ---------       --------   ---------        ---------
Net income (loss)                                                        $   4,597       $ 4,401    $   3,980        $(24,240)
Other comprehensive income:
    Cumulative translation adjustments (no tax effects)                        135           (76)       3,353           2,099
                                                                         ---------       -------    ---------        --------
Comprehensive income (loss)                                              $   4,732       $ 4,325    $   7,333        $(22,141)
                                                                         =========       =======    =========        ========

4.       GEOGRAPHIC OPERATING SEGMENTS:

Enesco operates in the giftware and collectible wholesale industry, predominantly in two major geographic classifications (United States and International). Prior year segment data has been reclassified based on current year segment information. The following table summarizes operations by geographic classification for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                                                   Three Months Ended                Nine Months Ended
                                                                      September 30,                    September 30,
                                                              -----------------------------   --------------------------------
                                                                  2003             2002             2003              2002
                                                              -------------     ----------    ---------------     ------------
NET SALES

United States                                                 $      48,220     $   49,356    $       118,387     $    135,376
United States inter-company                                            (145)          (251)              (606)            (879)
International                                                        23,868         20,127             61,640           56,505
International inter-company                                            (177)          (189)              (632)            (593)
                                                              -------------     ----------    ---------------     ------------
Total consolidated                                            $      71,766     $   69,043    $       178,789     $    190,409
                                                              =============     ==========    ===============     ============
OPERATING PROFIT

United States                                                 $       4,316     $    4,481    $           806     $      2,877
International                                                         2,813          2,254              5,831            5,321
                                                              -------------     ----------    ---------------     ------------
Total consolidated                                            $       7,129     $    6,735    $         6,637     $      8,198
                                                              -------------     ----------    ---------------     ------------

Transfers between geographic operating segments are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

There were no material changes in assets from the amounts disclosed in Enesco's December 31, 2002 Annual Report.

5.       OTHER INCOME (EXPENSE), NET:

Other income (expense), net for the three and nine months ended September 30, 2003 and 2002 consisted of the following (in thousands):

                                 Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                               ----------------------    ----------------------
                                 2003         2002         2003         2002
                               ---------    ---------    ---------    ---------
Foreign currency gain (loss)   $      (1)   $       -    $      (1)   $      11
Loss on sale of fixed assets          (3)          (4)          (8)          (7)
Bank charges and other              (335)        (358)        (965)      (1,114)
                               ---------    ---------    ---------    ---------
                               $    (339)   $    (362)   $    (974)   $  (1,110)
                               =========    =========    =========    =========

6.       INCOME (LOSS) PER COMMON SHARE (BASIS OF CALCULATIONS):

The number of shares used in the income (loss) per common share computation for the three and nine months ended September 30, 2003 and 2002 were as follows (in thousands):

                                          Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                         ---------------------   ---------------------
                                           2003        2002        2003        2002
                                         ---------   ---------   ---------   ---------
Basic
     Average common shares outstanding      14,065      13,879      14,000      13,839

Diluted
     Stock options and warrants                396         367         344           -
                                         ---------   ---------   ---------   ---------
Average shares diluted                      14,461      14,246      14,344      13,839
                                         =========   =========   =========   =========

The average number of diluted shares outstanding for the nine months ended September 30, 2002 excludes common stock equivalents relating to options and warrants because the impact on the reported net loss was antidilutive. Had Enesco reported a profit for the nine months ended September 30, 2002, the number of average shares diluted would have increased by 256 thousand. Additionally, options to purchase 1.0 million and 1.5 million shares were outstanding during 2003 and 2002, respectively, but were not included in the computation of diluted income (loss) per share because the options' exercise price was greater than the average market price of the common shares.

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

Enesco's current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco's foreign currency hedging activities is to protect Enesco from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current assets or current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the three and nine months ended September 30, 2003.

To manage foreign currency risk, as of September 30, 2003, Enesco had entered into forward exchange agreements with a notional value of $6.3 million that will mature within 48 days. These contracts include sales of British pounds sterling and purchases of U.S. dollars at an average exchange rate of 1.66, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.66 and sales of Euros and purchases of U.S. dollars at an average exchange rate of 1.13. The fair value of these contracts is not significant. As of September 30, 2003, Enesco had $13.5 million of interest bearing debt outstanding, of which $12.1 million was revolving credit facility debt with an interest rate of 2.13%. $1.3 million was international subsidiary debt at an interest rate of 2.72%, and the remaining $110 thousand was notes payable, related to the purchase of machinery and vehicles by Bilston & Battersea, with interest rates ranging from 8.3% to 10.6% and maturities ranging from October 2003 through May 2005. The fair value approximates the carrying value of these debt instruments. Enesco currently has not hedged the interest rate risk on any of its outstanding borrowings.

8.       ACQUISITION

On April 8, 2003, the Company acquired Bilston & Battersea, which is based in Bilston, West Midlands, England, through its European subsidiary, Enesco Holdings Limited. Bilston & Battersea manufactures and distributes giftware, home accessories and related products, including the high quality, hand-decorated enamels and sculptured boxes sold under the Halcyon Days Enamels and Halcyon Days Bonbonnieres brands. Bilston & Battersea generated sales of approximately $10 million worldwide in 2002 and expects similar sales for 2003. Enesco paid approximately $4.4 million in cash ($3.7 million net of acquired cash) to acquire the company, which resulted in Enesco recording $2.9 million of goodwill related to the purchase. As of September 30, 2003, Enesco has purchased 100% of the outstanding shares of Bilston & Battersea and has included Bilston & Battersea's results of operations in its condensed consolidated financial statements as of April 8, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               ENESCO GROUP, INC.
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

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

RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Condensed Financial Statements and accompanying notes. If applicable, estimates are used for, but not limited to, the accounting for allowances for doubtful accounts and sales returns, inventory valuation, goodwill impairment, contingencies, restructuring costs and other special charges and taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Condensed Financial Statements.

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

ACQUISITION OF BILSTON & BATTERSEA

On April 8, 2003, the Company acquired Bilston & Battersea Enamels plc (Bilston & Battersea), which is based in Bilston, West Midlands, England, through its European subsidiary, Enesco Holdings Limited. Bilston & Battersea manufactures and distributes giftware, home accessories and related products, including the high quality, hand-decorated enamels and sculptured boxes sold under the Halcyon Days Enamels and Halcyon Days Bonbonnieres brands. Bilston & Battersea generated sales of approximately $10 million worldwide in 2002 and expects similar sales for 2003. Enesco paid approximately $4.4 million in cash ($3.7 million net of acquired cash) to acquire the company, which resulted in Enesco recording $2.9 million of goodwill related to the purchase.

NET REVENUE AND GROSS PROFIT

Net sales of $71.8 million in the third quarter of 2003 increased by 4.1%, or $2.8 million, from $69.0 million in the third quarter of 2002. Net sales of $178.8 million in the first nine months of

2003 decreased by 6.1%, or $11.6 million, from $190.4 million in the first nine months of 2002. The increase in net sales for the third quarter of 2003 compared to 2002 was due to the addition of Bilston & Battersea in 2003, favorable impact of foreign currency translation rates and the success of new product lines such as Heartwood Creek and Foundations, partially offset by lower mass market promotional sales. The decrease in net sales for the first nine months of 2003 compared to the same period last year was primarily the result of decreased U.S. sales of the Precious Moments and Cherished Teddies product lines, as well as lower mass market promotional sales offset partially by the acquisition of Bilston & Battersea, favorable foreign currency translation rates and the success of new product lines such as Heartwood Creek and Foundations. Enesco's Precious Moments lines represented approximately 32% of year-to-date sales through September 30, 2003 compared to 37% for the same period of 2002. The Cherished Teddies lines represented approximately 8% of year-to-date sales through September 30, 2003 compared to 11% for the same period of 2002.

Net new orders of $190.0 million through September 30, 2003 were down 4.2% compared to the same period in 2002. Net open orders (backlog) of $29.5 million at September 30, 2003 were down approximately $6 million, or 16.8%, from the same point in time last year. Backlog consists of orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests. We believe the decrease in backlog is mainly due to lower sales in the United States due to general economic conditions and continued consolidation in the card and gift channel.

Gross profit for the third quarter of 2003 of $31.1 million was 43.3% of net sales as compared to the third quarter of 2002 gross profit of $28.6 million, which was 41.4% of net sales. Gross profit for the first nine months of 2003 was $77.3 million or 43.2% of net sales, as compared to gross profit for the first nine months of 2002 of $79.3 million, or 41.6% of net sales. The increase in gross profit for the third quarter of 2003 as compared to 2002 was due to the acquisition of Bilston & Battersea, favorable foreign currency translation rates and favorable changes in product and sales channel mix, which also resulted in higher gross profit margins. The decrease in gross profit for the first nine months of 2003 as compared to 2002 was primarily due to the lower U.S. sales volume offset partially by the addition of Bilston & Battersea and higher gross profit margins in 2003 due to the factors noted above. Gross profit can be affected in the future by changes in vendor pricing, obsolescence charges, changes in shipment volume, price competition and changes in distribution channel, geographic or product mix.

SELLING, DISTRIBUTION, AND GENERAL AND ADMINISTRATIVE EXPENSES

Selling, distribution and general and administrative expenses (operating expenses) for the third quarter of 2003 were $24.0 million, or 33.4% of sales, as compared to third quarter of 2002 operating expenses of $21.9 million, or 31.7% of sales. Operating expenses year to date through September 30, 2003 were $70.6 million, or 39.5% of sales as compared to 2002 operating expenses of $71.1 million, or 37.3% of sales. The increase in operating expenses in the third quarter of 2003 as compared to 2002 is largely due to the inclusion of Bilston & Battersea expenses in 2003 and the impact of foreign currency translation rate changes. Operating expenses for the first nine months of 2003 decreased $0.5 million as compared to 2002 due to the continuing impact of numerous cost control measures offset partially by the addition of Bilston & Battersea.

OPERATING PROFIT (LOSS)

In the third quarter of 2003, Enesco generated operating profit of $7.1 million compared to $6.7 million in 2002. The $400 thousand increase was the result of gross margin improvements in 2003 offset partially by an increase in operating expenses. Enesco generated an operating profit of $6.6 million for the first nine months of 2003, compared with a profit of $8.2 million in the first nine months of 2002. This year-to-date decrease of $1.6 million is the result of lower gross profit due to lower sales volumes, partially offset by a decrease in operating expenses of $0.5 million.

INTEREST AND OTHER INCOME (EXPENSE), NET

Interest expense of $97 thousand for the third quarter of 2003 was $106 thousand less than the third quarter of 2002 primarily due to lower interest rates and lower borrowings. Interest income in the third quarter of 2003 remained virtually unchanged as compared to the third quarter of 2002. Other expense, net, for the third quarter of 2003 is $339 thousand compared to $362 thousand in 2002. The decrease is due to lower bank and credit card processing costs.

Interest expense of $641 thousand for the first nine months of 2003 was $136 thousand more than the first nine months of 2002 primarily due to interest related to an Illinois income tax audit settlement offset partially by lower bank related interest expenses. Interest income of $472 thousand for the first nine months of 2003 was $258 thousand more than the first nine months of 2002. The increase in interest income in 2003 is due to interest income on an Illinois tax refund as well as increased interest income due to higher invested cash balances. Other expense, net, of $974 thousand for the first nine months of 2003 is lower than other expense, net in the first nine months of 2002 by $136 thousand due to lower bank and credit card processing fees.

PROVISION FOR INCOME TAXES

The effective tax rate was 32.0% for the third quarter of 2003 and 27.5% for the first nine months of 2003. The comparable tax rates were 29.4% and 29.5% for third quarter and the first nine months of 2002, respectively, reflecting the geographical mix of earnings. The effective tax rate differs from the U.S. statutory rate primarily due to the varying tax rates of foreign jurisdictions. Our future effective tax rates could be affected if the mix of earnings varies in countries that have higher or lower statutory rates or if tax laws and regulations change.

INTERNATIONAL ECONOMIES AND CURRENCIES

We conduct business globally. Accordingly, our future results could be materially affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange/translation rates; regulatory, political, or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; and the effects of terrorist activity, armed conflict, epidemics and natural disasters. Any or all of these factors could have a material impact on our future results.

As a global concern, we face exposure to movements in foreign currency exchange/translation rates. These exposures may change over time and could have a material impact on our financial results and cash flows. Historically, our primary exposures have related to non-dollar-denominated transactions in Canada and Europe, as well as dollar-denominated inventory purchases by our international operating units.

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

LIQUIDITY AND CAPITAL RESOURCES

Enesco has historically satisfied working capital requirements with internally generated funds and short-term loans. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter. For additional discussion, see the Risk Factors section below. Cash and cash equivalents were $5.3 million on September 30, 2003.

Operating cash flows are a function of net income (loss) plus non-cash expenses such as depreciation, and our ability to manage working capital. Cash used by operating activities in the first nine months of 2003 was $19.5 million. The major uses of funds from operating activities include increased accounts receivables, increased inventory, and decreased accrued expenses. These uses of cash were partially offset by operating cash provided by reductions in current tax assets, increased accounts payable and depreciation expense.

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

Cash used by investing activities in the first nine months of 2003 was $7.5 million, primarily due to: the acquisition of Bilston & Battersea in April 2003 and purchases of computer hardware and software related to implementation of a new domestic computer system planned to be completed by the end of 2003.

Cash provided by financing activities in the first nine months of 2003 was $14.4 million, attributable to borrowings of $13.3 million and issuance of additional treasury stock shares.

In June 2003, Enesco entered into a new three year domestic $50.0 million unsecured revolving credit facility. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing the Company's shares and paying dividends. In addition, Enesco is required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of the second, third and fourth quarters and a minimum annual operating profit covenant. As of September 30, 2003, Enesco was in compliance with all covenants under the revolving credit agreement. Enesco is not aware of any trends, events, demands, commitments or uncertainties that reasonably can be expected to have a material adverse effect on liquidity and the ability to meet anticipated requirements for working capital and capital expenditures. We believe that our current cash and cash equivalents, cash generated from operations, and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. In addition, there are no transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or requirements for capital resources.

The principal sources of Enesco's liquidity are its available cash balances, cash from operations and available financing. At September 30, 2003, Enesco had formal and informal unused lines of credit of approximately $44.2 million. The informal lines are bank lines that have no commitment fees. As of September 30, 2003, Enesco had $13.5 million of interest bearing debt outstanding.

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

The results of operations for any quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

-        Changes in economic conditions and specific market conditions

- The ability to secure, maintain and renew popular licenses, particularly our licenses for Precious Moments, Cherished Teddies and Heartwood Creek

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

Gross margin may be adversely affected in the future by increases in vendor costs, excess inventory, obsolescence charges, changes in shipment volume, price competition and changes in channels of distribution or in the mix of products sold. Gross margin may also be impacted by the geographic mix of product sold.

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

Various commercial and legal practices widespread in China, including the handling of intellectual properties and certain labor practices, as well as certain political and military actions taken or suggested by China, are under review by the U.S. government. China has been designated a Country of Particular Concern ("CPC") pursuant to the International Religious Freedom Act of 1998 ("IRFA"). The IRFA provides several specific retaliatory actions that could be taken by the U.S. government, none of which we believe would have a material impact on our business. The IRFA, however, also accords the President of the United States of America broad discretion in fashioning other or additional actions and, due to the breadth of the presidential powers under the IRFA, we are unable to predict what, if any, action the President might take in the future.

Accordingly, conducting business with vendors located in China is subject to political uncertainties, the financial impact of which we are unable to estimate. To the extent China may have its exports or transaction of business with U.S. entities subject to political retaliation, the cost of Chinese imports could increase significantly and/or the ability to import goods from China may be materially impaired. In such an event, there could be an adverse effect on our operations until alternative arrangements for the manufacture of our products were made on economic, production and operational terms at least as favorable as those currently in effect.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. As such, Enesco is exposed to foreign exchange risk since purchases and sales are made in foreign currencies. In addition, Enesco is subject to interest rate risk on outstanding borrowings. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco currently does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors its foreign currency exposures and ensures that the hedge contract amounts do not exceed the amounts of the underlying exposures. To manage foreign currency risk, as of September 30, 2003, Enesco had entered into forward exchange agreements with a notional value of $6.3 million that will mature within 48 days. These contracts include sales of British pounds sterling and the purchase of U.S. dollars at an average exchange rate of 1.66, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.66 and sales of Euros and purchases of U.S. dollars at an average exchange rate of
1.13. The fair value of these contracts is not significant. As of September 30, 2003, Enesco had $13.5 million of interest bearing debt outstanding.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Enesco carried out an evaluation, under the supervision and with the participation of Enesco's management, including Enesco's (i) Chief Executive Officer ("CEO") and (ii) Chief Financial Officer and Treasurer ("CFO"), of the effectiveness of the design and operation of Enesco's disclosure controls and procedures. Based on that evaluation, Enesco's management, including the CEO and CFO, concluded that Enesco's disclosure controls and procedures are operating effectively as designed. There have been no significant changes in Enesco's internal controls or in other factors that could significantly affect internal controls over financial reporting. We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our CEO and CFO, does not expect that our controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within Enesco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         31.1 Certification of President and CEO

         31.2 Certification of CFO and Treasurer

         32.1 Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         Form 8-K filed October 23, 2003 reporting Enesco's Third Quarter 2003 financial results.

All other items hereunder are omitted because either such item is inapplicable or the response to it is negative.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ENESCO GROUP, INC.
                                       (Registrant)

Date: November 13, 2003                /s/ Daniel DalleMolle
                                       ----------------------------------------
                                       Daniel DalleMolle
                                       President and Chief Executive Officer

Date: November 13, 2003                /s/ Thomas F. Bradley
                                       ----------------------------------------
                                       Thomas F. Bradley
                                       Chief Financial Officer and Treasurer