Form 10-K
period 2003-12-31
ENESCO GROUP INC
filed 2004-03-12
CIK 93542

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM -------- TO --------

                         COMMISSION FILE NUMBER 0-1349
                               ------------------
                               ENESCO GROUP, INC.
             (Exact name of registrant as specified in its charter)

                    ILLINOIS                                        04-1864170
        (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification No.)

      225 WINDSOR DRIVE, ITASCA, ILLINOIS                             60143
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2)  Yes [X]     No [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $154,958,339 on March 1, 2004.

     The number of shares outstanding of the registrant's Common Stock as of March 1, 2004 was 14,179,368 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders are incorporated by reference into this Form 10-K.

     This Annual Report on Form 10-K contains a number of forward-looking statements. Any statements contained herein (including without limitation statements to the effect that Enesco or its management "believes", "expects", "anticipates", "plans" and similar expressions) that are not statements of historical fact should be considered forward-looking statements. There are a number of important factors that could cause Enesco's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    P A R T I

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

      Our corporate headquarters is located at 225 Windsor Drive, Itasca, Illinois 60143-1225. Our telephone number at that location is (630) 875-5300. We maintain an Internet website at www.enesco.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Form 10-K. All of the reports that we file with the SEC are available, free of charge, at the Investor Relations section of our website as soon as reasonably practicable after such material is filed with the SEC. In addition, Enesco's Corporate Governance Guidelines and Code of Business Conduct and Ethics, applicable to all directors and employees, including our principal executive officer, principal financial officer and controller, are available at the Investor Relations Section of our website and copies are available without charge by writing to the Secretary of Enesco, 225 Windsor Drive, Itasca, Illinois 60143.

Product

      Enesco's giftware, collectible and home and garden decor product lines consist of approximately 24,000 items worldwide, including approximately 8,000 items sold in the United States. These product lines are comprised of: 1) product licensed by Enesco and its subsidiaries from independent creative designers; 2) Enesco's collection of proprietary designs; and 3) product distributed by Enesco under third party distribution arrangements. Most of our products have suggested retail prices between $5 and $500.

Among Enesco's best known licensed lines are:

-  Precious Moments     -  Heartwood Creek by Jim Shore  -  Cherished Teddies
-  Walt Disney Company  -  Bratz                         -  Nickelodeon
-  Kitchen Fairies      -  Children of the Inner Light   -  Julie Ueland
-  John Deere           -  It's A Wonderful Life         -  Rudolph the
                                                              Red-Nosed Reindeer
-  Walt Disney Classic  -  Halcyon Days                  -  Pooh & Friends
     Collection

Enesco's best known proprietary product lines include:

-  Foundations            -  Growing Up Girls              -  Circle of Love
-  Mary's Moo Moos        -  Lilliput Lane                 -  Border Fine Arts

      In January 2004, Enesco expanded its relationship with Disney by becoming the exclusive global licensee for the Walt Disney Classics Collection and assuming management of the Walt Disney Collector's Society. The collection consists of sculpted figurines that recreate moments from Disney's popular animated films. It is sold through an independent sales force and is available globally at fine gift and collectible stores, select Disney Stores, DisneyStore.com, Disney catalog and Disney Theme Parks and Resorts around the world.

      For our collectible lines, including Precious Moments and Cherished Teddies, we introduce new items and limited edition pieces each year. To allow for these new introductions and to keep each line balanced, we retire a number of the existing pieces from production each year.

      Enesco offers a wide range of other giftware and home and garden decorative items to satisfy seasonal and non-seasonal consumer demand. Our Everyday Gift line, sold to mass retailers in the United States, includes many name brand licensed products and offers giftware product that is distinct from that being sold at our independent gift retailers.

      In early 2003, Enesco's subsidiary in the United Kingdom acquired Bilston & Battersea Enamels plc, a British manufacturer and distributor of giftware, home accessories and related products, including the hand-decorated enamel and sculptured boxes sold worldwide under the Halycyon Days Enamels and Halycyon Days Bonbonnieres brands.

      In February 2004, Enesco acquired Gregg Manufacturing, Inc. d/b/a Gregg Gift Company, a U.S. based supplier and distributor of giftware. Gregg's product line includes book covers, organizers, tote bags and home decor accessories that are distributed through Christian retailers, mass market, catalogs, book shops and card & gift stores.

      Enesco continues to actively explore additional acquisitions worldwide as part of its long-term strategic plan.

      In order to expand the breadth of our product offerings while minimizing costs, we have also entered into several strategic distribution arrangements. These include alliances with:

- Nachtmann Crystal, for Enesco to sell a line of crystal giftware items in the United States, England and Ireland.

- NICI AG, for Enesco to be the exclusive distributor in the United States and Canada of a line of plush animals and coordinating fashion accessories. The NICI lines are targeted for the `tween market and are popular, leading lines in Europe.

- Publications International, for Enesco to sell a line of gift books and stationery products to the specialty retail channel in the United States.

- Christmas by Krebs, for Enesco to sell a line of high quality glass ornaments to the specialty retail channel in the United States.

- Small World of Italy, for Enesco to sell Italian link charm bracelets to the specialty retail channel in the United States.

      Our subsidiaries in the United Kingdom, France and Canada have also entered into a number of distribution arrangements, including the Demdaco lines (resin figurines), Applause (plush), Amorini (Italian charms & bracelets), Pine Ridge Art (cards and calendars) and Franz Porcelain (vases).

      Enesco plans to enter into more worldwide strategic alliances for new product distribution opportunities.

      Beginning in 2002, Enesco began to display in its U.S. showrooms selected product offerings developed by our subsidiaries in the United Kingdom and Canada. These products are sold to Enesco's U.S. customers by our U.S. card and gift channel sales force. During 2003, sales of these products resulted in approximately $5 million of sales to Enesco on a consolidated basis.

      Each year, we undertake a comprehensive review of all products being sold and under development. Using an analysis based on profitability, we remove certain items from our product lines. Each year we will introduce new product offerings, on a selective basis, and plan to limit quantities of many items in our collectible lines.

Customers

      We have approximately 40,000 customers worldwide, including our core independent gift retail customers. We also sell to national card and gift chains, mass merchants, military p/x's, home television shopping, jewelry and department stores and catalogers, including Carlton Cards stores, Avon, Harry & David, Lowe's, Walgreens, CVS, Eckerds, Wal-Mart, Target, Shopko, K-Mart and QVC. No single account represented more than 5% of Enesco's sales in 2003.

      During 2002, Enesco introduced an Everyday Gift program with many mass retailers in the United States in order to increase sales beyond our seasonal programs. Our Everyday Gift program, which includes many name brand licensed products experienced strong sell-through results in 2003 and we expect this program to expand to additional mass market accounts during 2004.

Sales and Marketing

      In 2003, Enesco aligned its United States business via a channel and brand matrix structure. The matrix is comprised of seven business or sales channels supported by five major brand categories. We believe this structure allows us to better focus on the products and services required by each of our customer-retailer groups. Each channel business unit is responsible for securing new business and expanding sales with existing customers, while improving profit margins and maintaining operating goals. Brand teams are charged with securing the right products at the right price for a given channel. The channels and brands are:

Channels                            Brands
Card & Gift                         Precious Moments
Mass & Chain Drug                   Enesco Developed
Home & Garden                       Major Licenses
Multi-level Marketing               Design Partners
Premier Retail                      Strategic Partners
Channel Expansion
International

      Multi-level Marketing includes Avon, Bradford and other direct response or direct marketing customers. Premier Retail consists of high-end retailers, such as jewelry and department stores. Channel Expansion targets new customers with whom Enesco has done little or no business such as golf shops, coffee shops and other niche retailers. Enesco Developed brands are lines such as Foundations, Circle of Love and Mary's Moo Moos, developed by Enesco's in-house artists, and also includes Cherished Teddies. Major Licenses includes licensed lines such as Disney, Bratz and Nickelodeon. Design Partners includes licensed artists such as Jim Shore, Julie Ueland and Rosalind Walshe. Strategic Partners includes the distribution arrangements for the United States discussed above.

      In the card and gift channel, Enesco utilizes account-focused sales teams comprised of approximately 200 worldwide field sales employees, including approximately 130 based throughout the United States. Smaller accounts in the card and gift channel in the United States and those that are geographically remote, are handled by Enesco's inside sales account managers. They are trained to sell on the telephone to retailers, including prospecting for new accounts and contacting customers who have not been contacted recently by the field sales team. In addition, we continue to utilize a team of sales executives to manage our larger, national accounts.

      To further strengthen our relationship with card & gift retailers, in 2004 Enesco launched an innovative web-based program called "Power Chord". The program allows consumers to shop on-line for Enesco products. The technology provides direct access to store locations, facilitating consumer purchases from our retailers and minimizing their need to stock large inventories.

      Enesco's home decor line is sold in the U.S. by an independent representative selling group and a team of inside sales executives to manage certain regional or national accounts.

      The Canadian, French and United Kingdom operations each have their own employee sales organizations. Enesco also sells its products through distributors in twenty-five countries around the world, an increase of nine countries from 2002. In addition to selling various product lines in the U.K. and several other European countries, Enesco Limited, a subsidiary of Enesco Group, Inc., with its headquarters located in Carlisle, Cumbria, England, oversees the operations of our affiliated company located in France and the sales forces in Germany, Holland and Belgium. Enesco Limited also administers the collectors clubs that are based in Europe. Our Canadian subsidiary, N.C. Cameron, also sells various product lines in Canada and administers the collectors clubs based in Canada.

      In 2003, we opened an Enesco Asia sales office in order to increase sales and service to distributors in the Pacific Rim.

      Net international sales in 2003 increased compared to 2002 and comprised approximately 36% of the Company's sales in 2003, compared with approximately 31% in 2002 and 29% in 2001. Local currency international sales were translated into U.S. dollars at higher exchange rates in 2003 versus 2002. If the 2003 local currency sales were translated into U.S. dollars at the 2002 exchange rates, international sales would have been lower by approximately $9 million in 2003. Total sales recorded in the United Kingdom for 2003 and 2002 were $53.3 million and $45.1 million respectively. Total sales recorded in Canada for 2003 and 2002 were $30.8 million and $25.7 million, respectively. See also Note 5 to Consolidated Financial Statements appearing on Page C-21 of this Form 10-K.

      We believe that Enesco's general terms of sale are competitive in the giftware industry. Enesco offers extended payment terms and dating programs in the U.S. to its retail customers in the card, gift and collectible channel. These programs extend the payment due date for products, providing the retailer the opportunity to sell the item prior to paying Enesco.

      We support the marketing efforts of our sales force with promotional programs, including displays of our product lines in nine showrooms located throughout the United States, participation at trade and private shows held in major U.S. and foreign cities, trade and consumer advertising and annual catalogs. In addition, we maintain an interactive consumer information Internet website at www.enesco.com and maintain toll-free telephone lines for retail customers and consumers.

      Enesco's collectors clubs are an important component of the marketing program for our collectible product lines. Consumers may subscribe for exclusive product offerings and newsletters from Enesco's clubs. During 2003, the number of active memberships for the collectors clubs decreased by approximately 21% from 2002 membership levels, continuing a downward trend that reflects the soft market for collectible product.

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

      The products included in the Lilliput Lane and Border Fine Arts lines are supplied in part by manufacturing plants owned by Enesco's subsidiary operating in the United Kingdom. During 2001, we closed one of our manufacturing plants in England, shifting this production to the remaining United Kingdom sites or Asia. Substantially all of Enesco's other product lines are produced by independent manufacturers in the Far East, under the supervision of personnel from Enesco's subsidiary in Hong Kong, Enesco International (H.K.) Limited, and in the Philippines, Indonesia, Thailand, Europe and Canada.

      During 2003, Enesco's purchases from its three largest contract manufacturers accounted for approximately 18%, 16% and 12%, respectively, of its total purchases, with no other single manufacturer accounting for more than 10% of Enesco's net purchases. During 2003, approximately 70% of Enesco's total product purchases came from manufacturing sources located in the People's Republic of China (P.R.C.), which enjoys most-favored nation trade status. While we believe that there are other manufacturing sources available for our product lines, any loss, disruption or substantial reduction of sourcing capability or shipping from one or more of our key manufacturing facilities could have a significant short-term adverse effect on Enesco's operations.

      Our global procurement and product development strategies allow us to realize volume discounts for our U.S. operations and foreign subsidiaries. This global procurement approach helped us to reduce our product costs in 2002 and 2003.

      Enesco has a Vendor Certification Program that requires all manufacturing sources, whether affiliates or contract manufacturers, to agree to, and comply with, quality compliance and labor standards established and enforced by Enesco and certain of our licensors.

In December 2003, the Office of U.S. Customs and Border Protection certified Enesco as a member of the Customs Trade Partnership Against Terrorism (CTPAT). The Department of Homeland Security instituted CTPAT as a means to identify low risk importers and allow the free flow of goods even under heightened security conditions. Enesco's certification is strategically important since it should reduce the risk of significant delays in the importation of our product. Also, Enesco's certification will permit Enesco to become, or continue to be, a vendor for certain U.S. customers who require CTPAT certification as a condition to conducting business.

Distribution

      In order to serve our customers located in the United States, and to a certain extent international customers, product is shipped by ocean freight from abroad and then by rail or truck to Enesco's main warehouse and distribution facility, located in Elk Grove Village, Illinois. This warehouse facility also serves as Enesco's primary distribution facility and main showroom. Enesco also uses third party warehouse and distribution facilities in: Fort Mills, South Carolina to handle the distribution of certain product to mass merchants; and Fenton, Missouri to handle warehouse and distribution of the Walt Disney Classic Collection in the United States. Shipments from Enesco to its customers are handled by United Parcel Service and other commercial carriers.

Seasonality and Backlog

      In addition to our everyday gift products, we produce specially designed product for holiday seasons, including Christmas, Valentine's Day, Easter, Mother's Day, Father's Day, Halloween and Thanksgiving. The pattern of our sales is influenced by the shipment of seasonal merchandise. During 2003, our sales peaked in the third quarter.

      At the end of 2003, Enesco had a backlog of orders totaling approximately $17 million, compared to approximately $19 million at the end of 2002. It is standard practice in the giftware industry, however, that orders are subject to amendment or cancellation prior to shipment for various reasons, including credit considerations, product availability and customer requests. Due to the many external factors that can impact the status of unshipped orders at any particular time, the comparison of backlog orders in any given year with those at the same date in a prior year is not necessarily indicative of sales performance for that year or for prospective sales results in future years. We believe the decrease in backlog is attributed to timing of product introductions, variability in retail order cycles, general economic conditions, Enesco's demonstrated ability to reduce order lead times and continued consolidation in the collectible channel.

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

Trademarks and Other Intellectual Property

      The intellectual property rights associated with Enesco's licensed product lines are materially important to our sales, especially the Precious Moments(R), Cherished Teddies(R) and Heartwood Creek(TM) lines, which accounted for approximately 33%, 8% and 5%, respectively, of Enesco's consolidated revenue during 2003, compared to 38%, 11% and 1%, respectively, for 2002, and 39%, 13% and 0% for 2001. The Precious Moments license currently has a term through December 31, 2007, the Cherished Teddies license currently has a term through December 31, 2010 and the Heartwood Creek license currently has a term through December 31, 2004. Enesco is currently negotiating an extension of its license for Heartwood Creek.

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

Employees and Related Matters

      As of December 31, 2003, Enesco employed 563 persons in the United States, which reflects the workforce reductions that occurred in 2003, eliminating approximately 42 positions in the United States. Enesco's U.S.-based warehouse personnel employed as of December 31, 2003 are represented by Local Union No. 781 of the International Brotherhood of Teamsters under a contract that expires on June 30, 2006. Enesco believes that its labor relations are good. As of December 31, 2003, Enesco's foreign subsidiaries employed 725 persons.

      Enesco utilizes an account-focused sales team comprised of approximately 130 commissioned field sales employees based throughout the United States. Enesco continues to utilize a team of sales executives to manage larger national accounts and inside sales employees to manage smaller accounts on a telemarketing basis.

Financial and Other Information

      Information required by this item is set forth in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page B-1 of this Form 10-K, and "Notes to Consolidated Financial Statements" beginning on page C-11 of this Form 10-K.

ITEM 2. PROPERTIES.

      The following chart summarizes the material real estate holdings of Enesco worldwide:

      Location                          Description              Owned/Leased        Sq. Ft.          Lease Term
      --------                          -----------              ------------        -------          ----------
      Elk Grove Village, IL USA         Warehouse,                  Owned            485,500             N/A
                                        Distribution & main
                                        showroom

      Itasca, IL, USA                   Headquarters offices        Owned            101,580             N/A

      West Chicago, IL, USA             Warehouse                   Leased           106,461           May 2004

      Mississauga, Ontario, Canada      Warehouse,                  Leased           101,000          Dec. 2007
                                        Distribution, showroom
                                        & offices

      Carlisle, Cumbria, England        Warehouse,                  Leased           48,500           Sept. 2005
                                        Distribution, showroom
                                        & offices

      Carlisle, Cumbria                 Warehouse                   Leased           35,000           Sept. 2005
      England

      Skirsgill, Penrith                Manufacturing               Leased           20,000           Dec. 2008
      England

      Skirsgill, Penrith                Manufacturing and           Leased           13,500           Sept. 2005
      England                           offices


      Villeneuve Loubet, France         Warehouse,                  Leased           55,972           Dec. 2006
                                        Distribution showroom
                                        & offices

      We also lease showrooms in eight other major market locations in the U.S. and a showroom in Hong Kong for the sale of our products. The facilities of Enesco are maintained in good operating condition and are, in the aggregate, adequate for our purposes and are generally fully utilized, with the exception of the West Chicago, IL warehouse a portion of which was subleased in 2003. The lease for the warehouse in West Chicago, IL will expire in 2004 and we plan to either vacate the space and lease a smaller warehouse or continue to lease approximately 50,000 sq. ft. through the end of 2004.

ITEM 3.  LEGAL PROCEEDINGS.

      On February 13, 2004, the staff of the Securities and Exchange Commission ("SEC") informed Enesco that the SEC staff is considering recommending that the SEC bring a civil action against Enesco for possible violations of the U.S. securities laws, related to trading in Enesco's securities in the April-June 2000 time period. If the SEC were to file suit against Enesco, they have indicated that they would expect to seek disgorgement of approximately $1.2 million of alleged profits, penalties in an unspecified amount and an injunction against further violation of U.S. securities laws. As permitted under SEC procedures, Enesco will continue to discuss this matter with the SEC and intends to respond in writing before the SEC staff formally decides what action, if any, to recommend. Enesco is unable to determine what amount, if any, could ultimately be paid with respect to this matter. Until this notification by the SEC on February 13, 2004, Enesco had had no contact with the SEC on this matter since late 2001.

      On February 19, 2004, the SEC further informed Enesco that the SEC staff is considering recommending that the SEC bring a civil action against a former Senior Vice President and General Counsel of Enesco, for possible violations of the U.S. securities laws related to trading in Enesco's securities in the April-June 2000 time period. Enesco is obligated to indemnify the former officer, subject to the terms of Enesco's By-laws, with respect to his expenses incurred in connection with this matter.

      In the ordinary course of Enesco's business, there have arisen various other legal proceedings pending against Enesco and its subsidiaries. While we cannot predict the eventual outcome of these proceedings, we believe that none of these proceedings will have a material adverse impact upon the consolidated financial statements of Enesco.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers, their respective ages and positions as of March 1, 2004 and a description of their business experience is set forth below. There are no family relationships among any of the executive officers.

                                                                      Date First
Name                   Age    Positions                                Elected
----                   ---    ---------                               ----------
Daniel DalleMolle      53     President and Chief Executive Officer    3/28/01
                              Director
                              Member of Executive Committee

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

Eugene Freedman        79     Founding Chairman                       9/02/98
                              Director  9/04/97
                              Member of the Executive Committee       9/04/97

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

Thomas F. Bradley      52     Chief Financial Officer                 1/06/03
                              Treasurer

      Prior to Mr. Bradley joining Enesco in January 2003, he was President of Amerock, a manufacturer of cabinet hardware, since 1996. Mr. Bradley served in numerous vice president and controller positions at Newell Rubbermaid from 1984 until 1996. Before joining Newell Rubbermaid, Mr. Bradley held various financial positions at Rayovac Corporation.

Jeffrey S. Smith       47     Senior Vice President, Sales            9/06/01
                              Marketing and Product Development

      Mr. Smith previously served as Senior Vice President, Operations of Enesco from September 2001 until February 2003. Prior to Mr. Smith joining Enesco in June 2001, he was the Vice President of Supply Chain from 1997 until June 2001, at Rauch Industries, a manufacturer and distributor of Christmas merchandise, and a division of Syratech Corporation. From 1994 to 1997, he was Vice President of Operations of Ambrosia Industries, a manufacturer and marketer of glass giftware. Before joining Ambrosia, Mr. Smith held numerous positions with Anchor Hocking Co., a wholly owned subsidiary of Newell Rubbermaid, Inc.

Josette V. Goldberg    46     Senior Vice President, Human
                              Resources and Administration            1/17/01
                              Senior Vice President, Human Resources  1/19/00
                              Vice President, Human Resources         6/02/99

         Prior to Ms. Goldberg joining Enesco in February 1998, she was the Vice President of Human Resources for Household Finance Corporation, a consumer finance division of Household International, from 1996 to 1998. Previously, she spent 11 years with Balcor Company, a real estate and property management division of American Express where she held the position of Senior Vice President of Human Resources and Administration.

M. Frances Durden      47     Vice President, General Counsel,        3/01/01
                              Secretary

      Ms. Durden previously served as Corporate Counsel of Enesco from January, 1999 until February, 2001. Prior to Ms. Durden joining Enesco in January 1999, she served as Senior Vice President and General Counsel of Michael Anthony Jewelers, Inc. in Mt. Vernon, New York, from 1994 to January, 1999. Prior to that, she practiced corporate law with an Ohio law firm.

Charles E. Sanders     55     Assistant Treasurer                     2/28/01

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

                                   P A R T II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

      Enesco Group, Inc.'s Common Stock is traded on the New York Stock Exchange and Pacific Exchange (symbol: ENC). The table shows, for the indicated periods, the high and low price range. As of December 31, 2003, there were 2,345 record holders of the Common Stock.

                                   2003
                    ----------------------------------
                                        Market Price

                    Quarter  Dividend   High     Low

                    First      $ --    $ 7.60  $ 6.45
                    Second       --      9.00    7.01
                    Third        --      8.94    7.00
                    Fourth       --     11.00    8.00

                                   2002
                    ----------------------------------
                                        Market Price

                    Quarter  Dividend   High     Low

                    First      $ --    $ 7.00  $ 5.50
                    Second       --      9.10    6.50
                    Third        --      9.21    6.25
                    Fourth       --      7.85    5.45

      Enesco did not declare any dividends in 2003 or 2002. Future dividends and resumption of the stock repurchase program will depend on future financial results and the terms of our revolving credit facility. The credit agreement contains financial and operating covenants, including restrictions on repurchasing Enesco shares and paying dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table sets forth certain information as of December 31, 2003, with respect to compensation plans under which shares of Enesco common stock may be issued.

                                                           Number of
                                                           Securities
                                                           or             Weighted-      Number of
                                                           Securities     average        Securities
                                                           to be Issued   Exercise       Remaining
                                                           Upon           Price of       Available for
                                                           Exercise of    Outstanding    Future Issuance
                                                           Options,       Options,       Under Equity
                                                           Warrants and   Warrants and   Compensation
Plan Category                                              Rights (#)     Rights ($)     Plans (#)
                                                           ------------   ------------   ---------------
Equity compensation plans approved by our shareholders:

  1996 Stock Option Plan                                     1,599,339      $  12.72         1,341,638
  1991 Stock Option Plan                                       637,242         18.69                --

Equity securities not approved by Enesco shareholders:

  1997 President and Chief Executive
   Officer Stock Option Plan                                   100,000      $  27.31                --
  1998 Chairman Stock Option Plan                               14,000      $  25.81                --
  1999 Non-Employee Director Stock Plan                         95,097            --             4,903
  1999 cancellation of Non-Employee
   Directors Retirement Plan                                    20,523            --                --
  Shares issued as partial compensation
   for services Chair of Executive
   Search Committee                                             17,292            --                --
  Warrants to purchase common stock                            200,000          4.38                --
  Options to purchase common stock                             367,997          6.13                --
                                                             ---------      --------         ---------
Total                                                        3,051,490      $  13.18         1,346,541
                                                             =========      ========         =========

ITEM 6.   SELECTED FINANCIAL DATA.

      The information required by this Item is attached as Appendix A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

      The information required by this Item is attached as part of Appendix B.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information required by this Item is attached as part of Appendix B.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this Item is attached as Appendix C.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

ITEM 9A.  CONTROLS AND PROCEDURES.

      As of the end of the period covered by this Form 10-K, Enesco carried out an evaluation, under the supervision and with the participation of Enesco's management, including Enesco's Chief Executive Officer, Chief Financial Officer and Treasurer, of the effectiveness of the design and operation of Enesco's disclosure controls and procedures. Based on that evaluation, Enesco's management, including the Chief Executive Officer, Chief Financial Officer and Treasurer, concluded that Enesco's disclosure controls and procedures are operating effectively as designed. In January 2004, Enesco began operation of a new computer system in the United States. Except for this new computer system, there have been no significant changes in Enesco's internal controls or in other factors that could significantly affect internal controls subsequent to the date Enesco carried out its evaluation.

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

                                   P A R T III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information required by this item regarding the Corporate Governance Guidelines and Code of Business Conduct and Ethics of Enesco is set forth under
Item 1. Business-General on page 2 of this Form 10-K. Information required by this item regarding the directors of Enesco is set forth under the captions "Proposal 1: Election of Directors" and "Information as to Board of Directors and Nominees" in Enesco's Proxy Statement and is incorporated herein by reference. Information required by this item regarding the executive officers of Enesco is included under a separate caption in Part I hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by this item regarding reporting compliance is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Enesco's Proxy Statement and is incorporated herein by reference. Enesco will file its Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of the 2003 fiscal year end covered by this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information required by this item is set forth under the captions "Executive Compensation", "Human Resource and Compensation Committee Report on Executive Compensation", "Performance Graphs", "Compensation of Non-Employee Directors" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement and is incorporated herein by reference.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Information required by this item is set forth under the caption "Independent Public Accountants" in the Company's Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)(1) and (2) Financial Statements and Schedules. The financial statements and schedules required by this item are listed in the Index to Financial Statements and Schedules of Enesco Group, Inc. on page C-1 of this Form 10-K.

          (a)(3) Exhibits. The exhibits required by this item are listed in the
Exhibit Index on pages D-1 - D-2 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10(a) to 10(s) in the Exhibit Index.

Reports on Form 8-K.

      (1) A Current Report on Form 8-K dated October 23, 2003 was filed with the SEC furnishing a press release reporting Enesco's Third Quarter 2003 financial results.

      (2) A Current Report on Form 8-K dated February 26, 2004 was filed with the SEC furnishing a press release reporting Enesco's Fourth Quarter 2003 and year ended December 31, 2003 financial results.

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

      -     Changes in economic conditions and specific market conditions

      - The ability to secure, maintain and renew popular licenses, particularly our licenses for Precious Moments, Heartwood Creek and Cherished Teddies

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

      -     Price and product competition in the giftware industry

      - The trend toward retail store consolidation in the card and gift channel in the United States

      -     Variations in sales channels, product costs or mix of products sold

      - The geographical mix of our revenue and the associated impact on gross margin

      - Our ability to achieve targeted cost reductions, particularly in the United States' operations

      - Actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the amounts of certain assets (including the amounts of related allowances), liabilities and other items reflected in our financial statements.

      In light of these uncertainties and risks, there can be no assurance that the forward-looking statements contained in, and incorporated by reference into, this Form 10-K will occur or continue in the future. Except for required, periodic filings under the Securities Exchange Act of 1934, Enesco undertakes no obligations to release publicly any revisions to these forward looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March, 2004.

                             ENESCO GROUP, INC.
                               (Registrant)


                                 By: /s/ Daniel DalleMolle
                                     -------------------------
                                     Daniel DalleMolle
                                     President and Chief
                                     Executive Officer

                                 By: /s/ Thomas F. Bradley
                                     ------------------------
                                     Thomas F. Bradley
                                     Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 12th day of March, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                       Title
---------                                       -----

/s/ Daniel DalleMolle
-------------------------
Daniel DalleMolle                               Director, President and
                                                Chief Executive Officer

/s/ John F. Cauley
-------------------------
John F. Cauley                                  Director


/s/ Anne-Lee Verville
-------------------------
Anne-Lee Verville                               Chairman of the Board,
                                                Director

/s/ Judith R. Haberkorn
-------------------------
Judith R. Haberkorn                             Director


/s/ Donna Brooks Lucas
-------------------------
Donna Brooks Lucas                              Director


/s/ Eugene Freedman
-------------------------
Eugene Freedman                                 Founding Chairman and
                                                Director

/s/ George R. Ditomassi
-------------------------
George R. Ditomassi                             Director


/s/ Thane A. Pressman
----------------------------
Thane A. Pressman                               Director


/s/ Donald L. Krause     _
----------------------------
Donald L. Krause                                Director


/s/ Hector J. Orci
----------------------------
Hector J. Orci                                  Director

                                                                      APPENDIX A

FIVE-YEAR FINANCIAL HIGHLIGHTS
ENESCO GROUP, INC.

The financial data set forth below should be read in connection with the financial statements, accompanying notes and Management's Discussion and Analysis on the preceding pages.

(In thousands, except per share amounts)                                            2003           2002
                                                                                  ---------     ---------
Net revenues (1)                                                                  $ 249,059     $ 253,788
Cost of sales (2)                                                                   136,844       146,696
                                                                                  ---------     ---------
Gross profit                                                                        112,215       107,092
Selling, distribution, general and administrative expenses                           96,299        93,322
Amortization of goodwill and other intangibles (3)                                       --            --
                                                                                  ---------     ---------
Operating profit (loss)                                                              15,916        13,770
Interest expense                                                                       (787)         (747)
Interest income                                                                         537           286
Other income (expense), net                                                          (1,334)       (1,533)
                                                                                  ---------     ---------
Income (loss) before income taxes and cumulative
   effect of a change in accounting principle                                        14,332        11,776
Income taxes (4)                                                                     (2,950)       (8,897)
                                                                                  ---------     ---------
Income before cumulative effect of a change in accounting principle                  17,282        20,673
Cumulative effect of a change in accounting principle, net of income taxes (3)           --       (29,031)
                                                                                  ---------     ---------

Net income (loss)                                                                 $  17,282     ($  8,358)
                                                                                  =========     =========

EARNINGS (LOSS) PER COMMON SHARE:
Basic:   Income before cumulative effect of a change in accounting principle      $    1.23     $    1.49
         Cumulative effect of a change in accounting principle, net of tax               --         (2.09)
         Net income (loss)                                                             1.23         (0.60)
                                                                                  ---------     ---------

Diluted: Income before cumulative effect of a change in accounting principle      $    1.20     $    1.47
         Cumulative effect of a change in accounting principle, net of tax               --         (2.09)
         Net income (loss)                                                             1.20         (0.60)
                                                                                  ---------     ---------

Average shares of common stock-basic                                                 14,028        13,854
Average shares of common stock-diluted                                               14,444        14,110
Shares of common stock outstanding at year end                                       14,164        13,909
                                                                                  ---------     ---------
Market value per common share at year end                                         $   10.32     $    7.08
Cash dividends declared                                                           $      --     $      --
Dividends declared per common share                                               $      --     $      --
                                                                                  ---------     ---------
Capital expenditures                                                              $   5,496     $   4,284
Depreciation                                                                      $   4,991     $   5,014
Working capital                                                                   $  94,322     $  76,099
Total assets                                                                      $ 202,468     $ 179,785
Total long-term liabilities                                                       $   3,551     $   3,795
Shareholders' equity                                                              $ 147,238     $ 121,913
                                                                                  ---------     ---------
Return on average shareholders' equity                                                   13%           (7)%
                                                                                  ---------     ---------

1) Revenue figures include shipping and handling costs billed to customers and are reduced by co-op advertising allowances.

2) Cost of sales includes non-cash charges of $8.7 million in 2001, $2.9 million in 2000 and $9.6 million in 1999.

3) Amortization of goodwill ended 1/1/02 with the adoption of FAS 142. Additionally, the adoption of FAS 142 resulted in Enesco writing off $29.0 million of goodwill in 2002 recorded as a cumulative effect of a change in accounting principle.

4) The provision for income taxes includes a $6.8 million benefit in 2003, a $12.9 million benefit in 2002, a $9.4 million benefit in 2001 a $12 million benefit in 2000, and a $15 million benefit in 1999 related primarily to reversals of prior year tax accruals.

            2001            2000         1999
          ---------      ---------     ---------
          $ 267,108      $ 323,800     $ 390,069
            160,889        184,897       224,750
          ---------      ---------     ---------
            106,219        138,983       165,319
            113,817        129,816       141,668
              1,950          2,658         2,224
          ---------      ---------     ---------
             (9,548)         6,429        21,427
             (1,523)        (3,196)       (2,994)
                371          1,161           579
             (1,342)           759           273
          ---------      ---------     ---------

            (12,042)         5,153        19,285
            (13,153)        (9,939)       (7,591)
          ---------      ---------     ---------
              1,111         15,092        26,876
                 --             --            --
          ---------      ---------     ---------

          $   1,111      $  15,092     $  26,876
          =========      =========     =========

          $    0.08      $    1.11     $    1.88
                 --             --            --
               0.08           1.11          1.88
          ---------      ---------     ---------

          $    0.08      $    1.11     $    1.87
                 --             --            --
               0.08           1.11          1.87
          ---------      ---------     ---------

             13,708         13,562        14,329
             13,836         13,636        14,371
             13,769         13,612        13,476
          ---------      ---------     ---------
          $    6.30      $    4.69     $   11.06
          $      --      $   3,782     $  15,906
          $      --      $    0.28     $    1.12
          ---------      ---------     ---------
          $   2,729      $   4,794     $   5,058
          $   5,071      $   5,948     $   5,285
          $  54,389      $  58,931     $  42,434
          $ 219,551      $ 231,479     $ 277,367
          $   8,938      $  11,562     $  34,237
          $ 126,377      $ 125,693     $ 114,432
          ---------      ---------     ---------
                  1%            13%           20%
          ---------      ---------     ---------

                                                                      APPENDIX B

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENESCO GROUP, INC.

      The following discussion addresses the financial condition and results of operations of Enesco Group, Inc. and subsidiaries ("Enesco"). To enhance understanding of this discussion, please read the financial statements, accompanying notes and the financial highlights.

RESULTS OF OPERATIONS

2003 COMPARED TO 2002

Net revenues of $249 million decreased $5 million, or slightly less than 2%, due to lower product sales in the United States, which were partially offset by higher International sales.

      Net sales in the United States of $159.8 million were 9% below the 2002 level primarily due to lower mass market promotional sales and lower collectible market sales of the Precious Moments and Cherished Teddies product lines. These decreases were offset partially by success in some of our newer product lines, such as Heartwood Creek, Foundations and My Little Kitchen Fairies.

      Net International sales of $89.3 million were 14% above 2002 levels due primarily to sales from the April 2003 acquisition of Bilston & Battersea Enamels plc (B&B) and the impact of changes in foreign currency translation rates. Net International sales represented approximately 36% of total sales in 2003 compared to 31% of total sales in 2002. Local currency sales were translated into U.S. dollars at higher exchange rates in 2003 versus 2002. If the 2003 local currency sales were translated into United States dollars at the 2002 exchange rates, International sales would have been lower by approximately $9 million in 2003.

      Enesco's Precious Moments lines represented approximately 33% of 2003 sales compared to 38% in 2002. The Cherished Teddies lines represented approximately 8% of 2003 sales compared to 11% in 2002. The number of members in each of the Precious Moments and Cherished Teddies collector clubs decreased by approximately 21% as of December 31, 2003, as compared to December 31, 2002.

      Sales of newer product lines, like Heartwood Creek, Foundations, Children of the Inner Light and My Little Kitchen Fairies, accounted for approximately 11% of total sales in 2003 as compared to approximately 2% of total 2002 sales.

      Net open orders (backlog) as of December 31, 2003, were $17 million, down approximately $2 million or 12% compared to the same time last year. Backlog consists of orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests. We believe the decrease in backlog can be attributed to timing of product introductions, variability in retailer order cycles, economic conditions, Enesco's demonstrated ability to reduce order lead times and continued consolidation in the collectible market.

      Gross profit of $112 million increased by $5 million or 5% in 2003. The increase was primarily due to the impact of changes in foreign currency translation rates, improved customer/product mix, better procurement/inventory management and lower royalty costs negotiated with certain licensors. Additionally, incremental gross profit from the Bilston & Battersea acquisition partially offset a volume-related decline in gross profit caused by lower product sales in the United States. Enesco's gross profit margin, expressed as a percentage of sales, was 45% in 2003 compared to 42% in 2002.

      Selling, distribution, general and administrative expenses (SD&A) of $96 million for 2003 reflected a $3 million, or 3% increase, over 2002 SD&A levels. The increase in 2003 SD&A is attributable to the impact of changes in foreign currency translation rates, which added $3 million to SD&A in 2003 and the addition of B&B, which added approximately $2 million to SD&A. Spending reductions in our U.S. and European entities of approximately $2 million helped to keep the overall SD&A increase to only 3%. The spending reductions were achieved through reduced headcount, lower catalog printing and tradeshow costs, as well as lower depreciation expense.

      Due to the factors described above, 2003 operating profit of $15.9 million reflected a $2.1 million or 16% increase over 2002 operating profit. Geographically, U.S.- related operating income of $5.3 million was a $0.4 million or 8% improvement over 2002, while International 2003 operating profit of $10.6 million increased by $1.7 million or 20% over 2002.

2002 COMPARED TO 2001

Net revenues decreased $13 million, or 5%, in 2002 due to lower product sales in the United States. Net sales in the United States of $175.8 million decreased 7%, primarily in the traditional collectible, card and gift channels, continuing a trend in recent years. The decrease was due primarily to reduced sales of Precious Moments, Cherished Teddies and Harry Potter merchandise, partially offset by an increase in home decor merchandise.

      Net International sales of $78.0 million increased less than 1% in 2002 compared to 2001 and represented approximately 31% of total sales in 2002 compared to 29% of total sales in 2001. Local currency International sales were translated into U.S. dollars at higher exchange rates in 2002 versus 2001. If the 2002 local currency sales were translated into U.S. dollars at the 2001 exchange rates, International sales would have been lower by approximately $2.2 million in 2002.

      Enesco's Precious Moments lines represented approximately 38% of 2002 sales compared to 39% in 2001. The Cherished Teddies lines represented approximately 11% of 2002 sales compared to 13% in 2001. The memberships in each of the Precious Moments and Cherished Teddies collector clubs decreased by approximately 7% at December 31, 2002, compared to December 31, 2001.

      In January 2002, numerous U.S. sales force changes were initiated to improve sales, market penetration and customer service levels. The U.S. employee-based field sales force was increased and their compensation plan was changed to a variable commission-based format from a salary plus bonus format. Additionally, this sales force was focused to serve only the collectibles, card and gift channels. The U.S. home decor channel was serviced by independent representative selling groups with the capability of reaching customers not currently served by Enesco, along with a team of inside sales executives to manage larger national accounts. Along with these changes in Enesco's U.S. sales force, new domestic programs were initiated to provide Enesco customers better value, including extended payment terms, more flexible shipping schedules and improved product availability.

      Net open orders (backlog) as of December 31, 2002, were $19 million, down approximately $9 million or 32%, compared to the same period last year. Net open orders are orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests. The decrease in backlog was primarily due to a change in Enesco's product launch and sales processes. Enesco began introducing products to U.S. retail customers that we have, or plan to have, in stock throughout the year. Previously, products would be presented to customers primarily at corporate and regional shows and, based on customer response, the products would either be ordered for stock or the customer orders would be cancelled. The previous selling process resulted in higher levels of net new orders and backlog as compared to the current selling process. Consequently, the previous selling process resulted in higher levels of order cancellations and net open orders. We believe the new selling process is more customer friendly and although it results in lower net new orders and backlog, it has also lowered our order cancellation rate.

      Gross profit increased $874 thousand, or 1%, in 2002 as compared to 2001. The primary reason for the gross profit increase in 2002 as compared to 2001 was the 2001 non-cash charge of $8.7 million related to the write down of inventory values partially offset by a decrease in sales volume in 2002. Enesco's gross profit margin was 42% of sales in 2002 compared to 43% in 2001 (exclusive of the $8.7 million charge in 2001). The 2002 gross profit margin percentage was adversely impacted by increased sales of closeout items written down in the fourth quarter of 2001.

      Selling, distribution, general and administrative expenses ("SD&A") decreased $20.5 million, or 18%, in 2002 versus 2001 and represented 37% of sales in 2002 compared to 43% in 2001. Results for 2001 included one-time charges totaling $3.2 million, comprised of $2.3 million for the January 2001 U.S. sales force reorganization (recorded in the first and second quarters of 2001) and $930 thousand for severance provisions ($500 thousand in the second quarter, $360 thousand in the third quarter and $70 thousand in the fourth quarter). The January 2001 U.S. sales force reorganization costs were primarily commissions paid in 2001 to former independent contractors for orders placed before January 1, 2001, but shipped during 2001. Commissions are expensed when orders are shipped. All of the January 2001 sales force reorganization costs were expensed as incurred.

      The January 2002 sales force changes (referenced above) relating to the change in compensation structure and addition of U.S. field and home decor sales representatives did not generate any one-time charges. Results for 2002 include one-time charges of $346 thousand for severance provisions.

      Exclusive of one-time items, SD&A costs for 2002 were down $17.7 million, or 16%, from 2001. Significant cost reductions were achieved through headcount reductions, less travel, lower showroom rental expense, less bad debt expense and lower catalog printing costs. Additional less significant savings have been achieved in most spending categories. SD&A costs, excluding one-time items, were 37% of sales for 2002, compared to 41% for 2001. Enesco expects to report continued reductions in recurring operating expenses going forward.

      In 2002, amortization of goodwill ceased in accordance with FAS 142. Amortization of goodwill was zero in 2002 as compared to $2.0 million 2001.

      Due to the factors described above, 2002 operating profit increased $23.3 million compared to 2001. Operating profit in the United States increased $20.0 million and International operating profit increased $3.3 million compared to 2001.

INTEREST EXPENSE, INTEREST INCOME AND OTHER EXPENSE, NET

Interest expense of $787 thousand for 2003 was $40 thousand or 5% higher than 2002 primarily due to interest expense related to an Illinois income tax audit settlement in the second quarter of 2003. Excluding the settlement, interest expense would have been $367 thousand or $380 thousand lower than 2002 interest expense due to lower average borrowings and lower interest rates. Interest income for 2003 of $537 thousand was $251 thousand higher than in 2002 due to interest income from an Illinois income tax refund and higher invested cash balances during 2003.

      Interest expense of $747 thousand for 2002 was $776 thousand less than 2001 due to lower average borrowings and lower interest rates. Interest income for 2002 was $286 thousand compared to $371 thousand in 2001 due to lower interest rates.

PROVISIONS FOR INCOME TAXES

The 2003 tax provision includes a $6.8 million benefit, related to prior year tax accruals, which were no longer required. The 2003 effective tax rate (excluding the $6.8 million benefit) was 27.2% compared to 34.2% in 2002 (excluding a $12.9 million benefit). The difference from the effective tax rate for 2002 reflects the geographical mix of earnings. The effective tax rate differs from the U.S. statutory rate primarily due to the varying tax rates of foreign jurisdictions. Our future effective tax rates could be affected if the mix of earning changes in countries where we have lower statutory rates or if tax laws and regulations change.

LIQUIDITY AND CAPITAL RESOURCES

Enesco has historically satisfied its capital requirements with internally generated funds and short-term loans. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter. Cash and cash equivalents were $10.6 million on December 31, 2003.

      Operating cash flows are a function of our earnings plus non-cash expenses, such as depreciation and our ability to manage working capital. Net cash used by operating activities in 2003 was $4.0 million versus an $18.2 million source of cash in 2002. The significant components of the 2003 $4.0 million use of cash from operating activities were increased receivables of approximately $7.0 million; increased inventory of approximately $9.0 million and lower current income taxes payable of approximately $8.0 million. The increased receivables were driven primarily by the addition of B&B in 2003 and higher sales in the fourth quarter of 2003. The increased inventories were primarily due to the addition of B&B and higher inventory levels in the United States. U.S. inventory levels were increased in the fourth quarter of 2003 in order to improve customer service levels. Current income tax liabilities were reduced by a $6.8 million reversal of prior year accruals, which were no longer necessary. The reported net income of $17.3 million and add-back of the $4.9 million non-cash impact of depreciation partially offset the above noted cash uses, resulting in the net $4.3 million use from operating activities.

      Cash used by investing activities was $9.6 million in 2003 versus a cash use of $4.2 million in 2002. The major uses of cash by investing activities in 2003 were for capital expenditures related to the hardware and software purchases for Enesco's new computer system, which began operation in January of 2004, and the acquisition of B&B in 2003.

      Cash provided by financing activities was $4.3 million in 2003 versus a $6.0 million use of cash from 2002 financing activities. The major source of cash from 2003 financing activities was due to increased notes payable and common stock issuance primarily for exercise of stock options and 401k stock issuances. Enesco did not declare any dividends in 2003. Future dividends and resumption of the stock repurchase program will depend on future financial results. No shares were purchased in 2002 or 2003. Outstanding shares of Enesco common stock were exchanged from an optionee to partially pay for the exercise price of options in 2003. Note 4 to the Consolidated Financial Statements provide a detailed summary of Treasury Stock activity. Enesco has an authorized program to purchase shares of its common stock depending on market and business conditions, and may utilize funds for this purpose in the future. As of December 31, 2003, authorization to purchase one million shares remained available under the program. Enesco has filed and continues to file tax returns with a number of taxing authorities worldwide. While we believe such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. Enesco has established accruals for potential tax assessments. These accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Based upon Enesco's current liquid asset position and credit facilities, Enesco believes it has adequate resources to fund any such assessments. To the extent accruals differ from actual assessments, when the open tax years are closed or the accruals are otherwise deemed unnecessary at a point in time, the accruals are adjusted through the provision for income taxes. In 2003, the adjustment was a tax benefit of $6.8 million. The majority of the open tax years become closed for assessment at the end of December for the particular open year.

      Enesco has various non-qualified supplemental retirement plans. Benefits from these supplemental plans will be paid from Enesco's assets. Enesco has established grantor trusts to provide assets for some of these non-qualified plans. The assets are subject to the claims of creditors and therefore, are not considered plan assets and are excluded from pension computations.

      In June 2003, Enesco entered into a new three year domestic $50.0 million unsecured revolving credit facility that includes Enesco International (H.K.) Limited as a borrowing subsidiary. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing the Company's shares and paying dividends. In addition, Enesco is required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of the second, third and fourth quarters and a minimum annual operating profit covenant. As of December 31, 2003, Enesco was in compliance with all covenants under the revolving credit agreement. Enesco is not aware of any trends, events, demands, commitments or uncertainties that reasonably can be expected to have a material adverse effect on liquidity and the ability to meet anticipated requirements for working capital and capital expenditures. We believe that our current cash and cash equivalents, cash generated from operations, and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations, however, in the course of pursuing growth opportunities, including but not limited to acquisitions and alliances, Enesco may need to negotiate additional or amend existing credit facilities (See Note 11, Subsequent Events). In addition, there are no transactions, arrangements or other relationships with unconsolidated entities or other persons, as of December 31, 2003, that are reasonably likely to materially affect liquidity or requirements for capital resources.

      In March 2004, Enesco's domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg Manufacturing, Inc. d/b/a Gregg Gift Company ("Gregg"). The total unsecured credit facility is currently $57.7 million. At the same time, Gregg was added as a borrowing subsidiary. Certain of the financial covenants were modified, including measurements at the end of each quarter.

      The principal sources of Enesco's liquidity are its available cash balances, cash from operations and available financing. At December 31, 2003, Enesco had formal and informal unused lines of credit of approximately $54 million. The informal lines are bank lines that have no commitment fees. As of December 31, 2003, Enesco had $2.9 million of interest bearing debt outstanding.

      Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders' equity.

      A summary of significant contractual obligations is as follows (in thousands):

                                                LESS THAN                          AFTER
  CONTRACTUAL OBLIGATIONS               TOTAL     1 YEAR    1-3 YEARS  4-5 YEARS  5 YEARS
----------------------------------    --------  ---------   ---------  ---------  -------
Short-Term Borrowings                 $  2,858  $   2,858   $     --   $     --   $    --
Letters of Credit                        4,198      4,198         --         --        --
Operating Leases                         9,700      3,500      5,200      1,000        --
License Guarantees                      61,897     16,647     45,250         --        --
                                      --------  ---------   --------   ---------  -------
TOTAL CONTRACTUAL CASH OBLIGATIONS    $ 78,653  $  27,203   $ 50,450   $  1,000   $    --
                                      --------  ---------   --------   ---------  -------

ACQUISITIONS

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

On February 29, 2004, the Company acquired Gregg Manufacturing, Inc. d/b/a Gregg Gift Company ("Gregg"), a California based manufacturer, for approximately $7.4 million in cash ($7.3 million net of acquired cash). Gregg manufactures and distributes branded and specialty giftware that includes book covers, organizers, tote bags and home decor accents targeting the growing inspirational marketplace. Gregg generated revenues of approximately $11 million in 2003.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts and sales returns, inventory valuations, goodwill impairments, contingencies, restructuring costs and other special charges and taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

      The allowance for doubtful accounts is based on our assessments of the collectability of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are significantly different than our historical experience, estimates of the recoverability of amounts due could be affected. An allowance for sales returns is established based on historical trends in product returns. If future returns do not reflect historical trends, revenue could be affected.

      Inventory purchases and commitments are based on future demand forecasts. If there is a sudden or significant decrease in demand for our products or there is a higher incident of inventory obsolescence because of rapidly changing customer requirements, we may be required to decrease the carrying value of inventory and gross profit could be affected.

      Enesco has established accruals for taxes payable and potential tax assessments. The accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Enesco has filed and continues to file tax returns with a number of taxing authorities worldwide. While Enesco believes such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. To the extent accruals differ from assessments, when the open tax years are closed or the accruals are otherwise deemed unnecessary at a point in time, the accruals are adjusted through the provision for income taxes. The majority of open tax years become closed for assessments at the end of December for the particular open year.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FAS No. 132 (Revised) ("FAS 132-R"), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits." FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosure requirements are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for periods beginning after December 15, 2003. The adoption of the disclosure provisions of FAS 132-R did not have a material effect on the Company's Consolidated Financial Statements.

      In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of FAS 150 did not have a material effect on the Company's Consolidated Financial Statements.

      In April 2003, the FASB issued FAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of the provisions of FAS 149 did not have a material effect on the Company's Consolidated Financial Statements.

      In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued FIN No. 46 (Revised) ("FIN 46-R") to address certain FIN 46 implementation issues. This interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements for companies that have interests in entities that are Variable Interest Entities (VIE) as defined under FIN 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the VIE's expected gains it shall consolidate the VIE. FIN 46-R also requires additional disclosures by primary beneficiaries and other significant variable interest holders. For entities acquired or created before February 1, 2003, this interpretation is effective no later than the end of the first interim or reporting period ending after March 15, 2004, except for those VIE's that are considered to be special purpose entities, for which the effective date is no later than the end of the first interim or annual reporting period ending after December 15, 2003. For all entities that were acquired subsequent to January 31, 2003, this interpretation is effective as of the first interim or annual period ending after December 31, 2003. The adoption of the provisions of this interpretation did not have a material effect on the Company's Consolidated Financial Statements.

MARKET RISK

We conduct business globally. Accordingly, our future results could be materially affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; and shipping disruptions due to war or terrorist activities, natural disasters or other factors. Any or all of these factors could have a material impact on our future results.

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

      At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activity undertaken by Enesco is intended to offset the impact of currency fluctuations on certain foreign currency transactions. To manage foreign currency risk, as of December 31, 2003, Enesco had entered into a forward exchange agreement with a notional value of $6.2 million to mature within 5 days. This contract was to sell U.S. dollars and purchase British pounds sterling at an average exchange rate of 1.78. The fair value of the contract is not significant. As of December 31, 2003, Enesco had $2.9 million of interest bearing debt.

                                                                      APPENDIX C

                               ENESCO GROUP, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS - on pages C-2 through C-5 of this Form 10-K.

FINANCIAL STATEMENTS -

      Consolidated Balance Sheets as of December 31, 2003 and 2002

      Consolidated Statements of Operations For the Years Ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Retained Earnings For the Years Ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Comprehensive Income For the Years Ended December 31, 2003, 2002 and 2001

            Consolidated Statements of Cash Flows For the Years Ended December 31, 2003, 2002 and 2001

            Notes to Consolidated Financial Statements, December 31, 2003, 2002 and 2001

            Quarterly Results (Unaudited)


SCHEDULE SUPPORTING FINANCIAL STATEMENTS ON PAGE C-27.

Schedule
 Number                Description
--------               -----------
II          Valuation and Qualifying Accounts and Reserves For Each of the Three
            Years Ended December 31, 2003(a)

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Enesco Group, Inc.:

We have audited the accompanying consolidated balance sheets of Enesco Group, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, retained earnings, comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying 2001 consolidated financial statements of Enesco Group, Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 1 to the consolidated financial statements, in their report dated February 20, 2002.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enesco Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      As discussed above, the 2001 consolidated financial statements of Enesco Group, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Chicago, Illinois
February 25, 2004

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

To the Shareholders and Board of Directors of Enesco Group, Inc.:

On February 25, 2004, we reported on the consolidated balance sheets of Enesco Group, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, retained earnings, comprehensive income and cash flows for the years then ended as contained in the December 31, 2003 annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, as it relates to the years ended December 31, 2003 and 2002, as listed in Item 15 of the December 31, 2003 annual report on Form 10-K. That financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on that financial statement schedule based on our audits. The consolidated financial statement schedule, as it relates to the year ended December 31, 2001, was subject to auditing procedures performed by other auditors, who have ceased operations, whose report dated February 20, 2002 stated that such information is fairly stated, in all material respects, when considered in relation to the 2001 basic consolidated financial statements taken as a whole.

In our opinion, such financial statement schedule, as it relates to the years ended December 31, 2003 and 2002, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
February 25, 2004

Report of Independent Public Accountants

To the Shareholders and Board of Directors of Enesco Group, Inc.:

We have audited the accompanying consolidated balance sheets of Enesco Group, Inc., (a Massachusetts corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, retained earnings, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enesco Group, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Chicago, Illinois
February 20, 2002

   This report is a copy of a report previously issued by Arthur Andersen LLP. Arthur Andersen LLP has not reissued the report. The prior-period consolidated financial statements referred to in the report have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002.

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

/s/ Arthur Andersen LLP

Chicago, Illinois
February 20, 2002

This report is a copy of a report previously issued by Arthur Andersen LLP. Arthur Andersen LLP has not reissued the report. The prior-period consolidated financial statements referred to in the report have been revised to include the transitional disclosures required by Statement of Financial Standards 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002.

CONSOLIDATED BALANCE SHEETS

ENESCO GROUP, INC.
December 31, 2003 and 2002

ASSETS
(In thousands)

                                                       2003          2002

CURRENT ASSETS:
Cash and cash equivalents                           $   10,645    $   17,418
Accounts receivable, net                                65,190        54,347
Inventories                                             60,820        48,334
Prepaid expenses                                         4,114         2,491
Deferred income taxes and taxes receivable               5,146         7,586
                                                    ----------    ----------
Total current assets                                   145,915       130,176
                                                    ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
Land and improvements                                    3,710         3,710
Buildings and improvements                              37,525        36,058
Machinery and equipment                                 16,412         8,828
Office furniture and equipment                          27,164        23,862
Transportation equipment                                   795           462
                                                    ----------    ----------
                                                        85,606        72,920

Less - accumulated depreciation and amortization       (57,265)      (46,691)
                                                    ----------    ----------
Property, plant and equipment, net                      28,341        26,229
                                                    ----------    ----------

OTHER ASSETS:
Goodwill                                                 2,890            --
Other                                                    1,458         1,171
Deferred income taxes                                   23,864        22,209
                                                    ----------    ----------
Total other assets                                      28,212        23,380
                                                    ----------    ----------
                                                    $  202,468    $  179,785
                                                    ----------    ----------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

ENESCO GROUP, INC.
December 31, 2003 and 2002

LIABILITIES AND SHAREHOLDERS' EQUITY
(In thousands)

                                                                    2003          2002

CURRENT LIABILITIES:
Notes and loans payable                                          $    2,858    $       --
Accounts payable                                                     21,723        18,395
Federal, state and foreign income taxes                               7,375        15,416
Accrued expenses -
 Payroll and commissions                                              4,812         4,412
 Royalties                                                            7,735         7,911
 Post-retirement benefits                                             1,375         2,320
 Other                                                                5,686         5,623
                                                                 ----------    ----------
Total current liabilities                                            51,564        54,077
                                                                 ----------    ----------

LONG-TERM LIABILITIES:
Notes payable                                                             9            --
Post-retirement benefits                                              3,248         3,092
Deferred income taxes                                                   294           703
                                                                 ----------    ----------
Total long-term liabilities                                           3,551         3,795
                                                                 ----------    ----------

COMMITMENTS AND CONTINGENCIES (NOTE 9)
Minority interest                                                       114            --

SHAREHOLDERS' EQUITY:
Common stock, par value $.125
  Authorized 80,000 shares
  Issued 25,228 shares                                                3,154         3,154
Capital in excess of par value                                       45,863        47,148
Retained earnings                                                   347,650       330,368
Accumulated other comprehensive income (loss)                         3,740        (2,712)
                                                                 ----------    ----------
                                                                    400,407       377,958

Less - Shares held in treasury, at cost
 Common stock, 11,064 shares in 2003 and 11,319 shares in 2002     (253,168)     (256,045)
                                                                 ----------    ----------
Total shareholders' equity                                          147,239       121,913
                                                                 ----------    ----------
                                                                 $  202,468    $  179,785
                                                                 ----------    ----------

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

ENESCO GROUP, INC.
For the Years Ended December 31, 2003, 2002 and 2001

(In thousands, except per share amounts)                                         2003          2002          2001

Net revenues                                                                  $  249,059    $  253,788    $  267,107

Cost of sales                                                                    136,844       146,696       160,889
                                                                              ----------    ----------    ----------
Gross profit                                                                     112,215       107,092       106,218

Selling, distribution, general and administrative expenses                        96,299        93,322       113,816
Amortization of goodwill                                                              --            --         1,950
                                                                              ----------    ----------    ----------
Operating profit (loss)                                                           15,916        13,770        (9,548)

Interest expense                                                                    (787)         (747)       (1,523)
Interest income                                                                      537           286           371
Other income (expense), net                                                       (1,334)       (1,533)       (1,342)
                                                                              ----------    ----------    ----------
Income (loss) before income taxes and cumulative
 effect of a change in accounting principle                                       14,332        11,776       (12,042)

Income tax benefit                                                                 2,950         8,897        13,153
                                                                              ----------    ----------    ----------
Income before cumulative effect of a change in accounting principle               17,282        20,673         1,111

Cumulative effect of a change in accounting principle, net of income taxes            --       (29,031)           --
                                                                              ----------    ----------    ----------
Net income (loss)                                                             $   17,282    $   (8,358)   $    1,111
                                                                              ----------    ----------    ----------

EARNINGS (LOSS) PER COMMON SHARE:
BASIC:
  Income before cumulative effect of a change in accounting principle         $     1.23    $     1.49    $     0.08
  Cumulative effect of a change in accounting principle, net of tax           $       --    $    (2.09)   $       --
  Net income (loss)                                                           $     1.23    $    (0.60)   $     0.08

DILUTED:
  Income before cumulative effect of a change in accounting principle         $     1.20    $     1.47    $     0.08
  Cumulative effect of a change in accounting principle, net of tax           $       --    $    (2.09)   $       --
  Net income (loss)                                                           $     1.20    $    (0.60)   $     0.08

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

ENESCO GROUP, INC.
For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)                   2003         2002          2001
                              ----------   ----------    ----------
Balance, beginning of year    $  330,368   $  338,726    $  337,615

Net income (loss)                 17,282       (8,358)        1,111
                              ----------   ----------    ----------

Balance, end of year          $  347,650   $  330,368    $  338,726
                              ==========   ==========    ==========


CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

ENESCO GROUP, INC.
For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)                               2003       2002        2001
                                           --------   --------    --------
Net income (loss)                          $ 17,282   $ (8,358)   $  1,111
                                           --------   --------    --------

Other comprehensive income:

Cumulative translation adjustments            6,452      3,010      (1,334)
                                           --------   --------    --------

Total other comprehensive income (loss)       6,452      3,010      (1,334)
                                           --------   --------    --------

Comprehensive income (loss)                $ 23,734   $ (5,348)   $   (223)
                                           ========   ========    ========


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

ENESCO GROUP, INC.
For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)                                                              2003          2002         2001

OPERATING ACTIVITIES:
Net income (loss)                                                         $  17,282    $  (8,358)   $   1,111
Cumulative effect of a change in accounting principle, net of taxes              --       29,031           --
Adjustments to reconcile net income (loss) to net cash provided (used)
  by operating activities:
  Depreciation and amortization of property, plant and equipment              5,236        5,014        5,071
  Amortization of goodwill                                                       --           --        1,950
  Deferred income taxes                                                        (801)       1,872       (8,450)
  (Gains) losses on sale of capital assets                                        5           12           96
  Changes in assets and liabilities:
    Accounts receivable                                                      (7,108)       5,141       13,707
    Inventories                                                              (9,401)       9,070        3,479
    Prepaid expenses                                                         (1,236)         203          985
    Other assets                                                                956        1,125         (194)
    Accounts payable and accrued expenses                                    (1,090)     (11,081)       4,174
  Federal, state and foreign income taxes                                    (7,953)     (13,166)      (6,399)
    Long-term post-retirement benefits                                          156         (626)      (2,347)
                                                                          ---------    ---------    ---------
Net cash provided (used) by operating activities                             (3,954)      18,237       13,183
                                                                          ---------    ---------    ---------

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                   (5,918)      (4,284)      (2,729)
Acquisition, net of cash acquired                                            (3,732)          --           --
Proceeds from sales of property, plant and equipment                             37           99           37
                                                                          ---------    ---------    ---------
Net cash used by investing activities                                        (9,613)      (4,185)      (2,692)
                                                                          ---------    ---------    ---------

FINANCING ACTIVITIES:
Net issuance (repayment) of notes and loans payable                           2,677       (6,858)      (7,134)
Exercise of stock options                                                       588          176           18
Other common stock issuance                                                   1,004          708          889
                                                                          ---------    ---------    ---------
Net cash provided (used) by financing activities                              4,269       (5,974)      (6,227)
                                                                          ---------    ---------    ---------

Effect of exchange rate changes on cash and cash equivalents                  2,525        1,408         (338)
                                                                          ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents                             (6,773)       9,486        3,926
Cash and cash equivalents, beginning of year                                 17,418        7,932        4,006
                                                                          ---------    ---------    ---------
Cash and cash equivalents, end of year                                    $  10,645    $  17,418    $   7,932
                                                                          =========    =========    =========


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1. ACCOUNTING POLICIES:

The accompanying Consolidated Financial Statements include the accounts of Enesco Group, Inc. and subsidiaries ("Enesco"). All significant intercompany transactions have been eliminated in the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management estimates. Actual results could differ from those estimates. Certain reclassifications have been made in the 2001 financial statements to conform to the 2003 and 2002 presentation, including reflection of freight costs billed to customers as revenue and co-op advertising allowances as contra revenue. Enesco's operations, which operate in a single industry segment, design, manufacture (primarily through third parties located in the Pacific Rim) and market a wide variety of licensed and proprietary branded gifts and collectibles to retailers primarily throughout the United States, Canada, Europe and Asia.

      Assets and liabilities of Enesco's foreign subsidiaries are translated into U.S. dollars at the exchange rate on the balance sheet date, while statement of operations items are translated at average exchange rates for the year. Translation gains and losses are reported as a component of accumulated other comprehensive income (loss) in shareholders' equity. Transaction gains and losses are reported in the consolidated statements of operations.

      The carrying amount of cash and cash equivalents and notes and loans payable approximate fair value. Enesco considers all highly liquid securities, including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

      Advertising costs are expensed in the year incurred. Advertising expense was $676 thousand in 2003, $495 thousand in 2002 and $860 thousand in 2001.

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

      Accounts receivable are reported net of allowances for uncollectible accounts and returns and allowances totaling $4.6 million and $3.8 million at December 31, 2003 and 2002, respectively.

      Inventories are valued at the lower of cost or market. Cost components include labor, manufacturing overhead and amounts paid to suppliers of materials and products, as well as freight and duty costs to import the products. Enesco values all inventories utilizing the first-in, first-out method. Enesco records inventory at the date of taking title, which at certain times during the year results in significant in-transit quantities, as inventory is sourced primarily from China, Taiwan and other Pacific Rim countries.

            The major classes of inventories were as follows (in thousands):

                              2003       2002

Raw materials               $    898   $    369
Work in process                  342         58
Finished goods in transit      5,904      2,154
Finished goods                53,676     45,753
                            --------   --------
                            $ 60,820   $ 48,334
                            ========   ========

Concentration of risk for Enesco exists in revenue from major product lines, foreign sources of inventory, market and geographic areas and trade receivables. The majority of product sales are items produced using licensed rights from third parties. The two largest licensed lines represented approximately 41% of total sales for 2003, 49% of total sales for 2002 and 52% of total sales for 2001. Extended credit terms are offered to customers. Enesco continually monitors and manages the risks associated with all these activities.

      Depreciation is provided over the estimated useful lives of the assets utilizing straight-line and declining balance methods. The methods of depreciation for financial statement and income tax purposes differ in some circumstances, resulting in deferred income taxes.

      The estimated useful lives of the various classes of assets are:

                                            RANGE IN
                                             YEARS

      Land Improvements                     10 - 15
      Buildings and Improvements            15 - 40
      Machinery and Equipment                5 - 12
      Office Furniture and Equipment         5 - 10
      Transportation Equipment               3 - 8

On January 1, 2002, Enesco adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). In accordance with FAS 142, Enesco ceased amortizing goodwill upon adoption. Historically, Enesco classified amortization of goodwill as a non-operating expense. Amortization is now classified as an operating expense. All periods presented have been reclassified to conform to the current presentation.

      The adoption of FAS 142 also required the performance of a goodwill impairment test as of January 1, 2002. The test for goodwill impairment involved a two step process. The first step, which was completed in the second quarter of 2002, compared the fair value of each reporting unit to its carrying amount. The second step was completed in the third quarter of 2002. Since the fair value of each reporting unit was less than its carrying amount, the amount of the impairment loss was measured by comparing the implied fair value of goodwill to its carrying amount. Since the carrying amount of goodwill at each reporting unit exceeded its implied fair value, an impairment loss equal to that excess was recorded. The total goodwill carrying value of $33.4 million was determined to be fully impaired. As of January 1, 2002, a charge of $29.0 million was recorded as the cumulative effect of a change in accounting principle, net of income tax benefits of $4.4 million, in the Statement of Operations for the year ended December 31, 2002.

      In accordance with FAS 142, 2001 results have not been restated for the effects of ceasing goodwill amortization. Had goodwill amortization been discontinued effective January 1, 2001, net income (loss) and earnings (loss) per common share would have been as follows (in thousands, except per share data):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

                                                      YEAR ENDED DECEMBER 31

                                                 2003         2002          2001

Net income (loss):
As reported                                   $   17,282   $   (8,358)   $    1,111
Goodwill amortization, net of income taxes            --           --         1,679
                                              ----------   ----------    ----------
As adjusted                                   $   17,282   $   (8,358)   $    2,790
                                              ==========   ==========    ==========

Earning (loss) per common share- basic:
As reported                                   $     1.23   $    (0.60)   $     0.08
Goodwill amortization, net of income taxes            --           --          0.12
                                              ----------   ----------    ----------
As adjusted                                   $     1.23   $    (0.60)   $     0.20
                                              ==========   ==========    ==========

Earnings (loss) per common share-diluted:
As reported                                   $     1.20   $    (0.60)   $     0.08
Goodwill amortization, net of income taxes            --           --          0.12
                                              ----------   ----------    ----------
As adjusted                                   $     1.20   $    (0.60)   $     0.20
                                              ==========   ==========    ==========

      In the second quarter of 2003, Enesco acquired Bilston & Battersea (see note 10). As a result of this acquisition, the Company recorded goodwill of $2,890.

      Enesco has established accruals for taxes payable and potential tax assessments. The accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Enesco has filed and continues to file tax returns with a number of taxing authorities worldwide. While Enesco believes such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities, often for an extended number of years after the filing dates. To the extent accruals differ from assessments, when the open tax years are closed or the accruals are otherwise deemed unnecessary at a point in time, the accruals are adjusted through the provision for income taxes. The majority of open tax years become closed for assessments at the end of December for the particular open year.

      Basic earnings per common share are based on the average number of common shares outstanding during the year. Diluted earnings per common share, assumes in addition to the above, the dilutive effect of common share equivalents during the year. Common share equivalents represent dilutive stock options and warrants using the treasury stock method. The number of shares used in the earnings per common share computation for 2003, 2002 and 2001 were as follows (in thousands):

                                           2003      2002      2001

Basic:
    Average common shares outstanding     14,028    13,854    13,708

Diluted:
    Stock options and warrants               416       256       128
                                          ------    ------    ------
Average shares - diluted                  14,444    14,110    13,836
                                          ======    ======    ======

      Additional options to purchase 1.0 million, 1.4 million and 1.9 million shares were outstanding during 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common share.

      At December 31, 2003, the Company has four stock-based employee and two non-employee director compensation plans, which are described more fully in Note 4, Shareholders' Equity. In addition, from time to time Enesco has issued stock options outside of the plans as an employment inducement. The shares will be issued from treasury stock. The Company accounts for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

                                                          YEAR ENDED DECEMBER 31

                                                     2003           2002         2001

Net income (loss) as reported                     $   17,282    $   (8,358)   $    1,111
Add: Stock-based employee compensation
     expense included in reported net
     income (loss), net of related tax effects            --            --            --
Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                       (1,382)       (1,206)       (1,008)
                                                  ----------    ----------    ----------
Pro forma net income (loss)                       $   15,900    $   (9,564)   $      103
                                                  ==========    ==========    ==========

Earnings (loss) per share:
As reported:
    Basic                                         $     1.23    $    (0.60)   $     0.08
                                                  ----------    ----------    ----------
    Diluted                                       $     1.20    $    (0.60)   $     0.08
                                                  ==========    ==========    ==========

2. NOTES AND LOANS PAYABLE:

Notes and loans payable and weighted-average interest rates at December 31, 2003 and 2002 were as follows (in thousands):

                                            2003                   2002

                                                INTEREST             Interest
                                    BALANCE       RATE     Balance     Rate

Notes under committed bank lines    $ 2,858          2.1%  $    --        --
                                    -------     --------   -------   --------

Total interest paid under committed bank lines was $408 thousand in 2003, $772 thousand in 2002 and $1.7 million in 2001.

      In June 2003, Enesco entered into a new three year domestic $50.0 million unsecured revolving credit facility that includes Enesco International (H.K.) Limited as a borrowing subsidiary. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing the Company's shares and paying dividends. In addition, Enesco is required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001


second, third and fourth quarters and a minimum annual operating profit covenant. As of December 31, 2003, Enesco was in compliance with all covenants under the revolving credit agreement. At December 31, 2003, Enesco had formal and informal unused lines of credit of approximately $54 million. The informal lines are bank lines that have no commitment fees (See Note 11, Subsequent Events).

3. EMPLOYEE BENEFIT PLANS:

Long-term liabilities for post-retirement benefits at December 31, 2003 and 2002 were as follows (in thousands):

                                    2003      2002

Post-retirement benefits           $ 1,720   $ 1,623
Corporate headquarters closing          --        40
Supplemental 401(k)                  1,201       923
Deferred compensation/severance        327       506
                                   -------   -------
Balance sheet total                $ 3,248   $ 3,092
                                   =======   =======

      Enesco has established grantor trusts to fund its non-qualified supplemental retirement plans. The trusts are irrevocable and assets contributed are subject to the claims of creditors and therefore, are not considered plan assets reportable as a funding component under paragraph 19 of FAS No. 87. The assets are held in these trusts at market value and amounted to $1.2 million at December 31, 2003, and $900 thousand at December 31, 2002. These assets are included in other assets in the accompanying consolidated balance sheets.

      Enesco had sponsored a defined benefit post-retirement health care and life insurance plan that had long-term liabilities of $1.7 million and $1.6 million as of December 31, 2003 and 2002, respectively. Certain non-employee directors and employees became eligible for the benefits under this plan when they reached allowable retirement age while working or serving on the board at Enesco. Those benefits are provided principally through insurance companies whose premiums are based on the anticipated benefits to be paid. The total costs for such retired non-employee director or employee benefits were principally accrued during the employment or service of the applicable non-employee director or employee. All of the benefits for these plans are vested and all the participants are former employees or non-employee directors. The benefits to participants are either fixed dollar amounts per year or a percentage of insurance premiums paid per year.

      The following table sets forth the funded status of the post-retirement plan included in the current and long term liabilities sections of Enesco's consolidated balance sheets at December 31, 2003 and 2002 (in thousands):

                                             2003        2002
                                           --------    --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year    $  1,741    $  1,648
Service cost                                     --          --
Interest cost                                    35          80
Actuarial loss                                  191         148
Benefits paid                                  (131)       (135)
                                           --------    --------
Benefit obligation at end of year          $  1,836    $  1,741
                                           --------    --------

FUNDED STATUS:
(Accrued) benefit cost                     $ (1,836)   $ (1,741)
                                           ========    ========

Net periodic post-retirement benefit expense includes the following components (in thousands):

                                     2003     2002     2001

Service cost                        $   --   $   --   $   --
Interest cost                           35       80       82
Recognized actuarial loss (gain)       191      148     (646)
                                    ------   ------   ------
Net period benefit cost (income)    $  226   $  228   $ (564)
                                    ======   ======   ======

      A 15% annual rate of increase in per capita cost of covered health care benefits was assumed for periods after December 31, 2003. Participants with fixed dollar benefits are included at actual cost. Increasing the assumed health care expense trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2003 by $65 thousand and the interest cost components of the net post-retirement benefit expense for the year then ended by $13 thousand. The weighted-average discount rate used in determining the accumulated post-retirement benefit was 5%.

      In addition, certain subsidiaries have established funded profit sharing and defined contribution retirement plans.

      Total consolidated profit sharing and retirement plan expense amounted to $2.2 million in 2003, $2.0 million in 2002, and $2.3 million in 2001.

4. SHAREHOLDERS' EQUITY:

Pursuant to action by Enesco's Board of Directors (the "Board") on July 22, 1998, effective with the expiration on September 19, 1998 of the stock purchase rights then existing under Enesco's Stockholder Rights Plan, one new right for each outstanding share of Enesco's common stock was issued (a "New Right") under a Renewed Rights Agreement. Each New Right initially represents the right to purchase one share of common stock for $125. The New Rights will only become exercisable, or separately transferable, promptly after Enesco announces that a person has acquired or tendered for 15% or more, or promptly after a tender offer commences that could result in ownership of 15% or more, of the common stock then outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

      If the New Rights become exercisable after any person acquired or tenders for 15% or more of the common stock then outstanding (except through an offer for all common stock that has been approved by the Board), each New Right not owned by that person or related parties will enable its holder to purchase, at the New Right's exercise price, common stock (or other securities or assets, or a combination thereof) having double the value of the exercise price. In the event of certain merger or asset sale transactions with another party, similar terms would apply to the purchase of that party's common stock.

      The New Rights, which have no voting power, expire on July 22, 2008, subject to extension. Upon approval by the Board, the New Rights may be redeemed for $.01 each under certain conditions.

      In 1996, the shareholders approved a Stock Option Plan previously adopted by the Board, which provides for both incentive and non-qualified stock options. Options for up to 1.5 million shares of common stock may be granted under the 1996 Plan. The 1996 Plan, as amended by the Board in 1998, provides that non-qualified options for 1,500 shares of common stock be granted annually to each non-employee Director then serving. In 2003, the shareholders approved an amendment previously adopted by the Board to the 1996 Plan that increased the number of shares available for option grants under the 1996 Plan from 1.5 million to 3.0 million and provided for vesting of the options over four years, at the rate of 25% of the options per year, without the restrictions on the exercise of vested options that was set forth in the 1996 Plan. Enesco also has 1991 and 1984 Stock Option Plans, which provide for both incentive and non-qualified stock options, under which options for up to 2 million and 3 million shares of common stock, respectively, could be granted. No further options may be granted under the 1984 and 1991 Plans. All three Plans provide for the granting to selected key employees, and non-employee Directors in the case of the 1996 and 1991 Plans, of options to acquire shares of common stock at a price not less than their fair market value at the time of grant.

      Other option terms are determined at the time of grant, but normally under the 1984 and 1991 Plans, options have been exercisable only after a one-year waiting period with vesting in four equal annual installments, and expire 10 years from the date of grant. Under the 1996 Plan, options granted prior to April 2003 become exercisable only after a six-month waiting period and upon Enesco's achievement of certain stock value performance criteria at any time during the first eight years after the date of the grant. Under the 1996 Plan as amended by shareholder approval in 2003, new options vest equally over four years, with 25% of the shares subject to the vesting on each of the first four anniversary dates of the date of grant of the option, with the options being thereafter exercisable by the optionee regardless of the fair market value of Enesco's common stock. On the eighth anniversary of the grant, all outstanding options granted under the 1996 Plan will become exercisable. Options granted under the 1996 Plan will expire 10 years from the date of grant.

      In 1998, the Board approved a special 1998 Chairman Stock Option Plan which provided for a one-time grant of 14,000 non-qualified stock options to Enesco's Chairman of the Board. The options become exercisable six months from date of grant and expire 10 years from the date of grant. In 1993 and 1997, the Board approved a Special Interim Chief Executive Officer Stock Option Plan and a 1997 President and Chief Executive Officer Stock Option Plan, respectively, which provided for special grants of non-qualified stock options to Enesco's then Chief Executive Officer. The 1993 options vested fully in increments of 10,000 shares during each of the three months in which he served in that capacity. The 1997 grant of 100,000 options vested fully in increments of 12,500 shares each month from November 1997 through June 1998. Both the 1993 and 1997 options become exercisable six months from the date of grant and expire 10 years from the date of grant. The 1993 options expired during 2003.

      At December 31, 2003, Enesco had five stock-based compensation (fixed option) plans not including the 1993 options that expired during 2003 and the 1999 Non-Employee Director Stock Plan, which are described above. Enesco applies the intrinsic value-based method allowed under APB Opinion No. 25 and related interpretations in accounting for its fixed stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for option grants since 1994 under Enesco's five stock-based compensation plans been determined by applying the fair value based method provided for in FAS 123, Enesco's net income (loss) and earnings (loss) per common share for 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                2003            2002           2001

Net income (loss)              As reported   $    17,282    $    (8,358)   $     1,111
                               Pro forma     $    15,900    $    (9,564)   $       103

Earnings (loss) per common     As reported   $      1.20    $     (0.60)   $      0.08
  share diluted                Pro forma     $      1.10    $     (0.69)   $      0.01

The options granted in 2003, 2002 and 2001 were under the 1996 Plan and in 2001 also under the 1991 Plan. The fair value of each option grant in 2003, 2002 and 2001 was estimated at the time of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                  2003       2002       2001

Annual dividend yield                                0.0%       0.0%       0.0%
Expected volatility                                 46.0%      70.0%      85.0%
Risk-free interest rate                              3.8%       4.9%       4.4%
Expected life (years)                                8.0        8.0        6.0
Weighted-average grant-date fair value of
  options granted during the year, per share     $  4.58    $  5.20    $  4.13

      Stock option status and activity under Enesco's six stock-based compensation plans including the 1993 options that expired during 2003 are summarized as follows:

                                     SHARES      WEIGHTED-AVERAGE
STOCK OPTIONS                        (000s)       EXERCISE PRICE

Outstanding at December 31, 2000      2,802          $ 22.95

Granted                                 826             5.58
Exercised                                (4)            4.81
Forfeited                              (778)           17.58
                                      -----          -------
Outstanding at December 31, 2001      2,846            19.41

Granted                                 448             7.04
Exercised                               (36)            4.88
Forfeited                              (522)           25.98
                                      -----          -------
Outstanding at December 31, 2002      2,736            16.32

Granted                                 527             8.14
Exercised                              (134)            5.17
Forfeited                              (394)           25.90
                                      -----          -------
Outstanding at December 31, 2003      2,735          $ 13.96
                                      =====          =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

                                     2003       2002      2001

                                    SHARES     Shares    Shares
STOCK OPTIONS                       (000s)     (000s)    (000s)

Options exercisable at year end      1,438      1,301     1,301

      A summary of information regarding stock options outstanding at December 31, 2003, is as follows:

                         NUMBER           WEIGHTED-                              NUMBER
                       OUSTANDING          AVERAGE            WEIGHTED-        EXERCISABLE       WEIGHTED
      RANGE OF         AT 12/31/03        REMAINING            AVERAGE         AS 12/31/03        AVERAGE
   EXERCISE PRICES       (000s)        CONTRACTUAL LIFE     EXERCISE PRICE       (000s)       EXERCISE PRICE

$4 to $15                 1,711               8                $  6.76              828           $  6.05
$15 to $26                  301               5                $ 17.01              154           $ 17.34
$26 to $36                  723               3                $ 29.74              456           $ 30.16
----------                -----              ---               -------            -----           -------
$4 to $36                 2,735               6                $ 13.96            1,438           $ 14.91


An analysis of treasury stock transactions for the years ended December 31, 2003, 2002 and 2001, is as follows (in thousands):

                                                       COMMON STOCK

                                                    SHARES       COST

Balance at December 31, 2000                        11,616    $  259,399

Exercise of Stock Options                               (4)          (42)
Investment Savings Plans - 401(k) issuances           (102)       (1,147)
Non-Employee Director Stock Plan issuances             (51)         (582)
                                                    ------    ----------
Balance at December 31, 2001                        11,459       257,628

Exercise of Stock Options                              (36)         (409)
Investment Savings Plans - 401(k) issuances            (85)         (955)
Non-Employee Director Stock Plan issuances             (19)         (219)
                                                    ------    ----------
Balance at December 31, 2002                        11,319       256,045

Exercise of Stock Options                             (144)       (1,514)
Stock Options Exchanges                                 10           105
Investment Savings Plans - 401(k) issuances           (104)       (1,279)
Non-Employee Director Stock Plan issuances             (17)         (189)
                                                    ------    ----------
Balance at December 31, 2003                        11,064    $  253,168
                                                    ======    ==========

      In 1985, Enesco approved a Payroll-Based Stock Ownership Plan ("PAYSOP"), which provides common stock to eligible employees and allows Enesco a federal income tax deduction equal to the market value of the issued stock. The PAYSOP Plan was merged into the retirement plan on January 1, 2000.

      In 1987, Enesco introduced an Investment Savings Plan for non-union employees in accordance with Section 401(k) of the Internal Revenue Code. In 2003, Enesco amended the Enesco Group, Inc. Retirement Profit Sharing Plan for Union Employees to allow union employees to make contributions to this plan in accordance with Section 401(k) of the Internal Revenue Code. One of the features of these retirement savings plans provides a common stock match for a portion of employee contributions to eligible employees and allows Enesco a federal income tax deduction equal to the market value of the issued stock. Compensation expense for common stock issued was $750 thousand for 2003, $435 thousand for 2002 and $481 thousand for 2001.

      In 1998, the Board adopted the 1999 Non-Employee Director Stock Plan. The Non-Employee Director Stock Plan allows for an annual retainer of common stock worth $15 thousand per annum valued as of the day following the annual meeting for each non-employee Director who is not the Chairman of the Board. For service as Chairman of the Board, the Non-Employee Director Stock Plan allows for an annual retainer of common stock worth $37.5 thousand per annum valued as of the day following the annual meeting. Compensation expense for common stock issued to non-employee Directors was $135 thousand for 2003, $137 thousand for 2002 and $297 thousand for 2001.

      An analysis of the changes in capital in excess of par value for the years ended December 31, 2003 and 2002 is as follows (in thousands):

                                   INCREASE / (DECREASE)

                               2003        2002        2001

401(k) plan                  $   (411)   $   (384)   $   (556)
Non-employee director             (54)        (82)       (285)
Exercise of stock options        (820)       (232)        (23)
                             --------    --------    --------
Total                        $ (1,285)   $   (698)   $   (864)
                             ========    ========    ========

Other comprehensive income or loss consists only of cumulative foreign currency translation adjustments.

      On June 28, 2000, Enesco entered into a licensing agreement with Time Warner Entertainment Company, LP. Pursuant to this agreement, Enesco issued Time Warner a warrant to purchase 200,000 shares of Enesco's common stock at an exercise price of $4.375 per share (the "warrant"). Time Warner sold the warrant in August 2003 to a third party. This warrant expires June 27, 2005, subject to certain extensions. The warrant's fair value of $529 thousand, which was included in capital in excess of par value, was determined using the Black-Scholes pricing model, assuming an expected life of five years, a dividend yield of 0%, a risk-free interest rate of 6.789% and a volatility factor of 64%. The fair value of the warrant was amortized as a component of royalty expense in cost of sales over the term of the licensing agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

5. GEOGRAPHIC OPERATING SEGMENTS (IN THOUSANDS):

Enesco operates in one industry segment, giftware and collectible sales at wholesale, predominately in two major geographic areas (United States and International). Net revenues and operating profit (loss) is determined by customer location.

GEOGRAPHIC AREAS                        2003         2002         2001

NET REVENUES
United States                        $ 161,057    $ 177,757    $ 191,399
United States inter-company             (1,286)      (1,969)      (1,984)
International                           90,036       78,704       78,389
International inter-company               (748)        (704)        (697)
                                     ---------    ---------    ---------
Total consolidated                   $ 249,059    $ 253,788    $ 267,107
                                     =========    =========    =========

OPERATING PROFIT (LOSS)
United States                        $   5,345    $   4,927    $ (14,925)
International                           10,571        8,843        5,377
                                     ---------    ---------    ---------
Total consolidated                   $  15,916    $  13,770    $  (9,548)
                                     =========    =========    =========

LONG-LIVED ASSETS
United States

  Property, Plant & Equipment, net   $  22,480    $  21,354    $  21,512
  Other Assets                          25,260       23,038       40,666
                                     ---------    ---------    ---------
Total United States                     47,740       44,392       62,178
International
  Property, Plant & Equipment, net       5,861        4,875        5,070
  Other Assets                           2,952           57       13,678
                                     ---------    ---------    ---------
Total International                      8,813        4,932       18,748
                                     ---------    ---------    ---------
Total consolidated                   $  56,553    $  49,324    $  80,926
                                     =========    =========    =========

CAPITAL EXPENDITURES
United States                        $   4,292    $   3,323    $   1,880
International                            1,204          961          849
                                     ---------    ---------    ---------
Total consolidated                   $   5,496    $   4,284    $   2,729
                                     =========    =========    =========

DEPRECIATION AND AMORTIZATION
United States                        $   3,165    $   3,481    $   4,707
International                            1,826        1,533        2,314
                                     ---------    ---------    ---------
Total consolidated                   $   4,991    $   5,014    $   7,021
                                     =========    =========    =========

      Total sales recorded in the United Kingdom for 2003, 2002 and 2001 were $53.3 million, $45.1 million and $45.3 million, respectively. Total long-lived assets in the United Kingdom at December 31, 2003, 2002 and 2001 were $6.6 million, $3.7 million, and $14.5 million respectively.

      Total sales recorded in Canada for 2003, 2002 and 2001 were $30.8 million, $25.7 million and $22.6 million, respectively. Total long-lived assets in Canada at December 31, 2003, 2002 and 2001 were $0.8 million, $0.7 million and $2.4 million, respectively.

      Transfers between geographic areas are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

6. INCOME TAXES:

The domestic and foreign components of the current and deferred income tax assets and liabilities are attributable to the following (in thousands):

                                           2003       2002

CURRENT DEFERRED TAX ASSETS
Federal--
  Inventory valuation                    $  1,177   $  1,522
  Bad debt reserve                            591        491
  NOL carryforward                            854        932
  Returns and allowances reserve              355        300
  Other items, net                            596      1,293
State--
  Inventory reserve                           294        381
  Bad debt reserve                            148        123
  NOL carryforward                            213        233
  Returns and allowances reserve               89         75
  Other items, net                             --        264
Foreign--
  Other items, net                            672        732
                                         --------   --------
Total Current Deferred Tax Assets        $  4,989   $  6,346
                                         ========   ========

NON-CURRENT DEFERRED TAX ASSETS

Federal--
  NOL carryforward                       $ 17,215   $ 16,033
  Postretirement benefits                   1,067        962
  Other items, net                             14         36
State--
  NOL carryforward                          4,304      4,008
  Postretirement benefits                     267        240
  Other items, net                              3          9
Foreign--
  Other items, net                            994        921
                                         --------   --------
Total Non-Current Deferred Tax Assets    $ 23,864   $ 22,209
                                         ========   ========

DEFERRED TAX LIABILITIES

Federal--
  Accelerated depreciation               $    235   $    542
State--
  Accelerated depreciation                     59        135
Foreign--
  Other items, net                             --         26
                                         --------   --------
Total Deferred Tax Liabilities           $    294   $    703
                                         ========   ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

      The United States net deferred tax assets are expected to become realizable in future years with future United States taxable income exclusive of reversing temporary differences, consistent with Enesco's history. The United States NOL carryforwards expire in 2020, 2021, 2022 and 2023.

      The domestic and foreign components of income (loss) before income taxes and cumulative effect of a change in accounting principle are as follows (in thousands):

                            2003         2002         2001

Domestic                 $  (5,482)   $  (8,301)   $ (27,669)
Foreign                     19,814       20,077       15,627
                         ---------    ---------    ---------
                         $  14,332    $  11,776    $ (12,042)
                         =========    =========    =========

      The provision for (benefit from) income taxes consists of the following (in thousands):

                            2003         2002         2001

CURRENTLY PAYABLE:
United States Federal    $  (6,376)   $  (9,583)   $  (9,881)
United States State           (820)      (4,669)       1,210
Foreign                      3,380        3,483         (326)
                         ---------    ---------    ---------
                            (3,816)     (10,769)      (8,997)
                         =========    =========    =========

DEFERRED:
United States Federal          608        1,164       (4,110)
United States State            220          291       (1,027)
Foreign                         38          417          981
                         ---------    ---------    ---------
                               866        1,872       (4,156)
                         ---------    ---------    ---------
                         $  (2,950)   $  (8,897)   $ (13,153)
                         =========    =========    =========

      A reconciliation of the total effective income tax rate to the statutory federal income tax rate is as follows:

                                                 2003      2002      2001

Statutory income tax rate                         35.0%     35.0%     35.0%
State taxes, net of federal income tax effect     (2.7)     (4.5)     (2.8)
Impact of foreign tax rates and credits           (4.2)      1.3      (5.8)
Impact of nondeductible expenses                  (0.9)      2.4       4.7
                                                 -----     -----     -----
Subtotal effective income tax rate                27.2%     34.2%     31.1%
Reduction of income tax accruals                 (47.8)   (109.8)     78.1
                                                 -----     -----     -----
Total effective income tax rate                  (20.6)%   (75.6)%   109.2%
                                                 =====     =====     =====

      The 2003 benefit of $6.8 million, the 2002 benefit of $12.9 million and the 2001 benefit of $9.4 million relate primarily to the reduction of income tax accruals, which were no longer required. An income tax benefit of $4.4 million was recorded as a component of the cumulative effect of a change in accounting principle in the Statement of Operations for the year ended December 31, 2002.

      Enesco made income tax payments of $4.5 million in 2003, $1.5 million in 2002, and $2.1 million in 2001.

7. OTHER INCOME (EXPENSE), NET:

Other income (expense), net consists of the following (in thousands):

                                  2003        2002        2001

Foreign currency loss           $    (10)   $    (16)   $    (12)
Loss on sale of fixed assets          (5)        (12)        (96)
Bank charges and other            (1,319)     (1,505)     (1,234)
                                --------    --------    --------
                                $ (1,334)   $ (1,533)   $ (1,342)
                                ========    ========    ========

8. FINANCIAL INSTRUMENTS:

Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco currently does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors foreign currency exposures and ensures that the hedge contract amounts do not exceed the amounts of the underlying exposures.

      Enesco's current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco's foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Under FAS 133, the instruments are carried at fair value in the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of FAS 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of FAS 133 are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during 2003.

      To manage foreign currency risk, as of December 31, 2003 Enesco entered into a forward exchange agreement with a notional value of $6.2 million to mature within five days. This contract was a sale of U.S. dollars and a purchase of British pounds sterling at an average exchange rate 1.78. The fair value of this contract is not significant.

      As of December 31, 2003, Enesco had $2.9 million of interest bearing debt outstanding.

9. COMMITMENTS AND CONTINGENCIES:

Enesco incurred rental expense under operating leases of $4.3 million in 2003, $3.8 million in 2002 and $4.5 million in 2001.

      The minimum rental commitments under non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

                                AGGREGATE
PERIOD                           AMOUNT

2004                            $  3,500
2005                               2,500
2006                               1,700
2007                               1,000
2008                                 700
Later years                          300
                                --------
Total minimum future rentals    $  9,700
                                ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

      Enesco has entered into various licensing agreements requiring royalty payments ranging from 2.0% to 15% of specified product sales. Royalty expenses, which are charged to cost of sales under these licensing agreements, totaled $18.9 million in 2003, $21.3 million in 2002 and $24.2 million in 2001. Future minimum guaranteed royalty payments are $16.6 million in 2004, $15.2 million in 2005, $15.0 million in 2006 and $15.0 million in 2007. Under the terms of certain royalty agreements, royalty payments made may be subject to audit by the licensors. Historically, audit adjustments have not been significant nor does Enesco expect future audit adjustments to be significant.

      On February 13, 2004, the staff of the Securities and Exchange Commission ("SEC") informed Enesco that the SEC staff is considering recommending that the SEC bring a civil action against Enesco for possible violations of the U.S. securities laws, related to trading in Enesco's securities in the April-June 2000 time period. If the SEC were to file suit against Enesco, they have indicated that they would expect to seek, among other things, disgorgement of approximately $1.2 million of alleged profits, penalties in an unspecified amount and an injunction against further violation of U.S. securities laws. As permitted under SEC procedures, Enesco will continue to discuss this matter with the SEC and intends to respond in writing before the SEC staff formally decides what action, if any, to recommend. Enesco is unable to determine what amount, if any, could ultimately be paid with respect to this matter. Until this notification by the SEC on February 13, 2004, the Company had no contact with the SEC on this matter since late 2001.

      On February 19, 2004, the staff of the SEC informed Enesco that the SEC staff is considering recommending that the SEC bring a civil action against a former Senior Vice President and General Counsel of Enesco for possible violations of the U.S. securities laws related to trading in Enesco's securities in the April - June 2000 time period. Enesco is obligated to indemnify the former officer, subject to the terms of Enesco's Bylaws, with respect to his expenses incurred in connection with this matter.

      There are various other legal proceedings pending against Enesco, which have arisen during the normal course of business. Management believes the ultimate outcome of those legal proceedings will not have a material adverse impact on the financial position or results of operations of Enesco.

10. ACQUISITION

On April 8, 2003, the Company acquired Bilston & Battersea, which is based in Bilston, West Midlands, England, through its European subsidiary, Enesco Holdings Limited. Bilston & Battersea manufactures and distributes giftware, home accessories and related products, including the high quality, hand-decorated enamels and sculptured boxes sold under the Halcyon Days Enamels and Halcyon Days Bonbonnieres brands. Enesco paid approximately $4.4 million in cash ($3.7 million net of acquired cash) to acquire the company, which resulted in Enesco recording $2.9 million of goodwill related to the purchase. Enesco purchased 100% of the outstanding shares of Bilston & Battersea and has included Bilston & Battersea's results of operations in its consolidated financial statements since April 8, 2003.

11. SUBSEQUENT EVENTS (UNAUDITED)

On February 29, 2004, the Company acquired Gregg Manufacturing, Inc. d/b/a Gregg Gift Company ("Gregg"), a California-based manufacturer, for approximately $7.4 million in cash ($7.3 million net of acquired cash). Gregg manufactures and distributes branded and specialty giftware that includes book covers, organizers, tote bags and home decor accents targeting the growing inspirational marketplace. Gregg generated revenues of approximately $11 million in 2003.

      In March 2004, Enesco's domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg. The total unsecured credit facility is currently $57.7 million. At the same time, Gregg was added as a borrowing subsidiary. Certain of the financial covenants were modified, including measurements at the end of each quarter.

QUARTERLY RESULTS (UNAUDITED):
ENESCO GROUP, INC.

The following tables set forth information with respect to the consolidated quarterly results of operations for 2003 and 2002. The amounts are unaudited, but in the opinion of management include all adjustments necessary to present fairly the results of operations for the periods indicated.

      In the fourth quarter of 2003, Enesco recognized a $6.8 million tax benefit primarily for prior year tax accruals that were no longer required.

      In the fourth quarter of 2002, Enesco recognized a $12.9 million tax benefit primarily for prior year tax accruals that were no longer required.

(In thousands, except per share amounts)                                  FOR THE THREE MONTHS ENDED
                                                               ----------------------------------------------
                                                               MARCH 31,     JUNE 30,    SEPT. 30,   DEC. 31,
                                                                 2003          2003        2003       2003

Net revenues                                                   $  46,137    $  60,886   $  71,766   $  70,270
Cost of sales                                                     27,627       33,277      40,628      35,312
                                                               ---------    ---------   ---------   ---------
Gross profit                                                      18,510       27,609      31,138      34,958
Selling, distribution, general and administrative expenses        23,021       23,590      24,009      25,679
                                                               ---------    ---------   ---------   ---------

Operating profit (loss)                                        $  (4,511)   $   4,019   $   7,129   $   9,279
                                                               =========    =========   =========   =========

Net income (loss)                                              $  (2,791)   $   2,174   $   4,597   $  13,302
                                                               =========    =========   =========   =========
Earnings (loss) per common share:
  Basic                                                        $   (0.20)   $    0.15   $    0.33   $    0.94
                                                               =========    =========   =========   =========
  Diluted                                                      $   (0.20)   $    0.15   $    0.32   $    0.90
                                                               =========    =========   =========   =========

                                                                          For the Three Months Ended
                                                               ----------------------------------------------
                                                               March 31,     June 30,    Sept. 30,   Dec. 31,
                                                                 2002          2002        2002       2002

Net revenues                                                   $  54,877    $  66,489   $  69,043   $  63,379
Cost of sales                                                     30,691       40,006      40,412      35,587
                                                               ---------    ---------   ---------   ---------
Gross profit                                                      24,186       26,483      28,631      27,792
Selling, distribution, general and administrative expenses        26,398       22,808      21,896      22,220
                                                               ---------    ---------   ---------   ---------

Operating profit (loss)                                        $  (2,212)   $   3,675   $   6,735   $   5,572
                                                               =========    =========   =========   =========

Net income (loss)                                              $ (30,438)   $   1,797   $   4,401   $  15,882
                                                               =========    =========   =========   =========

Earnings (loss) per common share:
  Basic                                                        $   (2.20)   $    0.13   $    0.32   $    1.14
                                                               =========    =========   =========   =========
  Diluted                                                      $   (2.20)   $    0.13   $    0.31   $    1.12
                                                               =========    =========   =========   =========

The sum of basic and diluted earnings (loss) per share for 2003 and 2002 quarters does not equal the full year amount due to rounding and the impact of changes in average shares outstanding.

                                                                     SCHEDULE II

                               ENESCO GROUP, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2003

                    COLUMN A                       COLUMN B               COLUMN C              COLUMN D       COLUMN E
                                                                         ADDITIONS
                                                                --------------------------
                                                  BALANCE AT     CHARGED TO     CHARGED TO                    BALANCE AT
                                                 BEGINNING OF    COSTS AND        OTHER                         END OF
                 DESCRIPTION                        PERIOD        EXPENSES       ACCOUNTS      DEDUCTIONS       PERIOD
---------------------------------------------    ------------   ------------    ----------   -------------   ------------
FOR THE YEAR ENDED DECEMBER 31, 2001
Reserves which are deducted in the balance
  sheet from assets to which they apply-

Reserves for uncollectible accounts              $  4,217,363   $  2,451,986    $       --   $  3,810,399    $  2,858,950
Reserves for returns and allowances              $  3,074,561   $  7,396,676    $       --   $  8,722,844    $  1,748,393
Accumulated amortization of other assets         $ 34,444,712   $  1,950,987    $       --   $     78,275    $ 36,317,424
Reserve for downsizing corporate headquarters    $  3,378,696   $         --    $       --   $  2,116,551    $  1,262,145
Reserve for discontinued operations              $    324,601   $         --    $       --   $     58,614    $    265,987

FOR THE YEAR ENDED DECEMBER 31, 2002
Reserves which are deducted in the balance sheet from assets to which they apply-

Reserves for uncollectible accounts              $  2,858,950   $  1,633,892    $       --   $  1,735,650    $  2,757,192
Reserves for returns and allowances              $  1,748,393   $  3,594,676    $       --   $  4,160,152    $  1,182,917
Accumulated amortization of other assets         $ 36,317,424   $         --    $       --   $ 36,317,424    $         --
Reserve for downsizing corporate headquarters    $  1,262,145   $         --    $       --   $    768,111    $    494,034
Reserve for discontinued operations              $    265,987   $         --    $       --   $     53,530    $    212,457

FOR THE YEAR ENDED DECEMBER 31, 2003
Reserves which are deducted in the balance sheet from assets to which they apply-

Reserves for uncollectible accounts              $  2,757,192   $  2,156,292    $       --   $  1,960,043   $  2,953,441
Reserves for returns and allowances              $  1,182,917   $  3,420,902    $       --   $  2,953,491   $  1,650,328
Accumulated amortization of other assets         $         --   $         --    $       --   $         --   $         --
Reserve for downsizing corporate headquarters    $    494,034   $         --    $       --   $    172,234   $    321,800
Reserve for discontinued operations              $    212,457   $         --    $       --   $    123,156   $     89,301

                                  EXHIBIT INDEX

Reg. S-K
Item 601        EXHIBIT
---------       -------
   2 (a)*       Stock and Asset Purchase Agreement dated as of November 24, 1997 by and between Stanhome Inc. and Laboratoires De Biologie
                Vegetale Yves Rocher. (Exhibit 2.1 to Form 8-K filed on December
                31, 1997 in Commission File No. 0-1349.)

   3 (a)        Articles of Incorporation as amended.

   3 (b)        By-Laws

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

  10 (a)*       1991 Stock Option Plan, as amended and restated through December
                4, 1996. (Exhibit 10 (b) to Form 10-K filed for the period ended
                December 31, 1996 in Commission File No. 0-1349.)

  10 (b)*       Special Interim Chief Executive Officer Stock Option Plan.
                (Exhibit 10(c) to Form 10-K filed for the period ended December
                31, 1993 in Commission File No. 0-1349.)

  10 (c)        1996 Stock Option Plan, as amended and restated through April
                24, 2003.

  10 (d)* 1998 Chairman Stock Option Plan. (Exhibit 10(f) to Form 10-K filed for the period ended December 31, 1998 in Commission File
                No. 0-1349.)

  10 (e)* Non-Employee Director Stock Plan. (Exhibit 10 to Form 10-Q filed for the period ended March 31, 1995 in Commission File No.
                0-1349.)

  10 (f)*       1999 Non-Employee Director Stock Plan. (Exhibit 10(h) to Form
                10-K filed for the period ended December 31, 1998 in Commission
                File No. 0-1349.)

  10 (g)*       Allan G. Keirstead Release Agreement. (Exhibit 10(j) to Form
                10-K filed for the period ended December 31, 2000 in Commission
                File No. 0-1349.)

  10 (h)* Form of Change in Control Agreement. (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1992 in Commission File
                No. 0-1349.) A substantially identical agreement exists with Daniel DalleMolle and Eugene Freedman.

  10 (i)* Form of Change in Control Agreement with certain executive officers and non-executive officers (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1991 in Commission File
                No. 0-1349.) Substantially identical agreements exist with M.
                Frances Durden, Josette V. Goldberg, Thomas F. Bradley and
                Jeffrey S. Smith.

  10 (j)* Enesco Group, Inc. Supplemental Retirement Plan, as amended and restated, effective January 1, 1999. (Exhibit 10(y) to Form 10-K filed for the period December 31, 1998 in Commission File No.
                0-1349.)

  10 (k)*       License Agreement between Precious Moments, Inc. and Enesco
                Corporation. (Exhibit 10 to Form 10-Q filed for the period ended
                June 30, 1993 in Commission File No. 0-1349.)

  10 (l)*       First Amendment to License Agreement between Precious Moments,
                Inc. and Enesco Corporation. (Exhibit 10(hh) to Form 10-K filed for the period ended December 31, 1997 in Commission File No.
                0-1349.)

  10 (m)*       Second Amendment to License Agreement between Precious Moments,
                Inc. and Enesco Corporation. (Exhibit 10(bb) to Form 10-K filed for the period ended December 31, 1998 in Commission File No.
                0-1349.)

  10 (n)*       Third Amendment to License Agreement between Precious Moments,
                Inc. and Enesco Group, Inc.(Exhibit 10.1) to Form 10-Q filed for the period ended September 30, 2001 in Commission File No.
                0-1349.)

  10 (o)*       Fourth Amendment to License Agreement between Precious Moments,
                Inc. and Enesco Group, Inc. (Exhibit 10(q) to Form 10-K filed for the period ended December 31, 2002 in Commission File No.
                0-1349.)

  10 (p)*       Fifth Amendment to License Agreement between Precious Moments,
                Inc. and Enesco Group, Inc. (Exhibit 10.1 to Form 10-Q filed for the period ended March 31, 2003 in Commission File No. 0-1349.)

  10 (q)* Second Amended and Restated Senior Revolving Credit Agreement dated June 16, 2003 by and among Enesco Group, Inc., Fleet
                National Bank and LaSalle Bank, N.A. (Exhibit 10.1 to Form 8-K filed on June 19, 2003 in Commission File No. 0-1349.)

  10 (r)        First Amendment dated March 5, 2004 to Second Amended and
                Restated Senior Revolving Credit Agreement by and among Enesco
                Group, Inc., Fleet National Bank and LaSalle Bank, N.A.

  10 (s)        ROA Incentive Program 2003

  10 (t) *      Daniel DalleMolle Employment Agreement (Exhibit 10(gg) to Form
                10-K filed for the period ended December 31, 2002 in Commission
                File No. 0-1349).

  21            Subsidiaries of Enesco Group, Inc.

  23.1          Consent of KPMG LLP

  23.2          Statement regarding inability to obtain Consent of Arthur
                Anderson LLP

  24            Power of Attorney

  31.1          Certification of Chief Executive Officer under Exchange Act
                Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2          Certification of Chief Financial Officer under Exchange Act
                Rules 13A-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2 Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    *Incorporated By Reference