Form 10-Q
period 2004-03-31
ENESCO GROUP INC
filed 2004-05-10
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____ .

Commission File Number 0-1349

Enesco Group, Inc.

(Exact name of registrant as specified in its charter)

Illinois	04-1864170

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

225 Windsor Drive, Itasca, Illinois	60143

(Address of principal executive offices)	(Zip Code)

630-875-5300

(Registrant’s telephone number, including area code)

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

     Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12B-2 of the Exchange Act)

     Yes  ☒  No  ☐

	March 31,
	2004	2003
Shares Outstanding:
Common Stock with Associated Rights	14,196,501	13,964,245

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
(In thousands)

	(Unaudited)
	March 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$10,571	$10,645
Accounts receivable, net	61,541	65,190
Inventories	60,124	60,820
Prepaid expenses	3,660	4,114
Deferred income taxes and taxes receivable	5,065	5,146

Total current assets	140,961	145,915

Property, Plant and Equipment, at Cost:
Property, plant and equipment	87,029	85,606
Less - accumulated depreciation	(58,998)	(57,265)

Property, plant and equipment, net	28,031	28,341

Other Assets:
Goodwill	9,221	2,890
Other	1,576	1,458
Deferred income taxes	23,883	23,864

Total other assets	34,680	28,212

Total Assets	$203,672	$202,468

The accompanying notes are an integral part of these condensed financial statements.

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003
(In thousands)

	(Unaudited)
	March 31,	December 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes and loans payable	$15,679	$2,858
Accounts payable	16,652	21,723
Federal, state and foreign income taxes	3,581	7,375
Accrued expenses:
Payroll and commissions	2,208	4,812
Royalties	4,927	7,735
Post-retirement benefits	764	1,375
Other	5,838	5,686

Total current liabilities	49,649	51,564

Long-Term Liabilities:
Notes payable	6,417	9
Post-retirement benefits	3,308	3,248
Deferred income taxes	294	294

Total long-term liabilities	10,019	3,551

Commitments and Contingencies
Minority interest	111	114
Shareholders’ Equity:
Common stock	3,154	3,154
Capital in excess of par value	45,800	45,863
Retained earnings	343,248	347,650
Accumulated other comprehensive income	4,490	3,740

	396,692	400,407
Less - shares held in treasury, at cost	(252,799)	(253,168)

Total shareholders’ equity	143,893	147,239

Total Liabilities and Shareholders’ Equity	$203,672	$202,468

The accompanying notes are an integral part of these condensed financial statements.

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)
(In thousands, except per share amounts)

	2004	2003
Net revenues	$50,452	$46,137
Cost of sales	29,796	27,627

Gross profit	20,656	18,510
Selling, distribution, general and administrative expenses	27,878	23,021

Operating loss	(7,222)	(4,511)
Interest expense	(85)	(49)
Interest income	112	170
Other income (expense), net	(315)	(406)

Loss before income taxes	(7,510)	(4,796)
Income tax benefit	(3,108)	(2,005)

Net loss	(4,402)	(2,791)
Retained earnings, beginning of period	347,650	330,368

Retained earnings, end of period	$343,248	$327,577

Net loss per common share - basic and diluted	$(0.31)	$(0.20)

The accompanying notes are an integral part of these condensed financial statements.

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(Unaudited)
(In thousands)

	2004	2003
Operating Activities:
Net loss	$(4,402)	$(2,791)
Adjustments to reconcile net loss to net cash used by operating activities	(7,004)	(2,116)

Net cash used by operating activities	(11,406)	(4,907)

Investing Activities:
Acquisition, net of cash acquired	(7,262)	—
Purchase of property, plant and equipment	(868)	(1,306)
Proceeds from sales of property, plant and equipment	12	7

Net cash used by investing activities	(8,118)	(1,299)

Financing Activities:
Issuance of notes and loans payable	18,523	—
Common stock issuance and exercise of stock options	307	367

Net cash provided by financing activities	18,830	367

Effect of exchange rate changes on cash and cash equivalents	620	(62)

Decrease in cash and cash equivalents	(74)	(5,901)
Cash and cash equivalents, beginning of period	10,645	17,418

Cash and cash equivalents, end of period	$10,571	$11,517

The accompanying notes are an integral part of these condensed financial statements.

ENESCO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	Description of Business

A global leader in the gift, collectibles and home décor industry for over 45 years, Enesco Group, Inc. (the “Company” or “Enesco”) offers such notable product lines as Heartwood Creek, Cherished Teddies, Mary Engelbreit, Border Fine Arts, Lilliput Lane, Walt Disney Classics Collection, Nickleodeon and Halcyon Days, among others. The Company’s award winning Precious Moments figurine collection is one of the top collectible lines throughout the world. Enesco distributes product worldwide and has wholly owned subsidiaries located in the U.S., Hong Kong, Canada, France and the U.K.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial data as of March 31, 2004 and for the three months ended March 31, 2004 and March 31, 2003 has been prepared by Enesco, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Enesco’s Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, these Consolidated Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of Enesco’s financial position as of March 31, 2004, results of operations for the three months ended March 31, 2004 and March 31, 2003, and cash flows for the three months ended March 31, 2004 and March 31, 2003. The results of operations for interim periods are not necessarily indicative of the operating results for full fiscal years or any future period. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods.

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

Payments for Interest and Income Taxes

Enesco made cash payments for interest and income taxes as follows (in thousands):

	Three Months Ended
	March 31
	2004	2003
Interest	$140	$49
Income taxes	$627	$247

Accounting for Stock – Based Compensation

At March 31, 2004, the Company has three stock-based employee compensation plans, not including plans with options that fully expired during the first quarter of 2004. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation plan cost is reflected in net loss, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based compensation plans.

	Three months ended March 31
	2004	2003
Net loss as reported	$(4,402)	$(2,791)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(331)	(346)

Pro forma net loss	$(4,733)	$(3,137)

Loss per share:
Basic and diluted - as reported	$(0.31)	$(0.20)

Basic and diluted - pro forma	$(0.33)	$(0.23)

3.	Comprehensive Income (Loss):

Other comprehensive income (loss) consists only of cumulative foreign currency translation adjustments. Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was as follows (in thousands):

	Three Months Ended
	March 31
	2004	2003
Net loss	$(4,402)	$(2,791)
Other comprehensive income (loss):
Cumulative translation adjustments (no tax effects)	750	312

Comprehensive loss	$(3,652)	$(2,479)

4.	Geographic Operating Segments:

Enesco operates in the giftware and collectible wholesale industry, predominantly in two major geographic classifications (United States and International). The following table summarizes operations by geographic classification for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March 31
	2004	2003
Net Sales
United States	$26,967	$28,574
United States inter-company	(186)	(216)
International	24,068	18,053
International inter-company	(397)	(274)

Total consolidated	$50,452	$46,137

Operating Profit (Loss)
United States	$(8,771)	$(5,975)
International	1,549	1,464

Total consolidated	$(7,222)	$(4,511)

Transfers between geographic operating segments are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net sales. Export sales to foreign unaffiliated customers represent less than 10% of consolidated net sales.

There were no material changes in the mix of geographic operating segment assets from the amounts disclosed in Enesco’s December 31, 2003 Form 10-K and the basis of geographic classification of sales and operating profit has not changed in 2004.

5.	Other Income (Expense), net:

Other income (expense), net for the three months ended March 31, 2004 and 2003 consisted of the following (in thousands):

	Three Months Ended
	March 31
	2004	2003
Foreign currency loss	$(6)	$(2)
Gain on sale of fixed assets	3	—
Bank charges and other	(312)	(404)

	$(315)	$(406)

6.	Loss per Common Share (Basis of Calculations):

The number of shares used in the loss per common share computations for the three months ended March 31, 2004 and 2003 were as follows (in thousands):

	Three Months Ended
	March 31
	2004	2003
Average common shares outstanding - basic	14,178	13,931
Dilutive effects of stock options and warrants	—	—

Average shares outstanding - diluted	14,178	13,931

The average number of diluted shares outstanding for the three months ended March 31, 2004 and March 31, 2003 excludes common stock equivalents relating to options and warrants because there was a net loss and such common stock equivalents would have been antidilutive. Had Enesco reported a profit for the three months ended March 31, 2004 and March 31, 2003, the number of average shares outstanding-diluted would have increased by 719 thousand and 267 thousand, respectively. Additionally, options to purchase 0.6 million and 1.8 million shares were outstanding during 2004 and 2003, respectively, but were not included in the computation of diluted loss per share because the options’ exercise prices were greater than the average market price of the common shares.

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

Enesco’s current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Derivative instruments are carried at fair value in the Condensed Consolidated Balance Sheets as a component of current assets or current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the three months ended March 31, 2004.

To manage foreign currency risk, as of March 31, 2004, Enesco had entered into forward exchange agreements with a notional value of $8.0 million that will mature within 58 days. These contracts include sales of British pounds sterling and purchases of U.S. dollars at an average exchange rate of 1.82, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.82 and sales of Euros and purchases of U.S. dollars at an average exchange rate of 1.21. The fair value of these contracts is not significant. As of March 31, 2004, Enesco had $22.1 million of interest bearing debt outstanding of which $22.0 million was unsecured credit facility debt with an average interest rate of 2.13%. The remaining $58 thousand was debt, related to the purchase of machinery and vehicles by our U.K. subsidiary with interest rates ranging from 7.6% to 10.1% and maturities ranging from November 2004 through May 2005.

8.	Acquisition

On February 29, 2004, the Company acquired Gregg Manufacturing, Inc. d/b/a Gregg Giftware Company (“Gregg Gift”), a California-based manufacturer, for approximately $7.4 million in cash ($7.3 million net of acquired cash). Gregg Gift manufactures and distributes branded and specialty giftware that includes book covers, organizers, tote bags and home décor accents targeting the growing inspirational marketplace. Gregg Gift generated revenues of approximately $11 million in 2003.

     In March 2004, Enesco’s domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg Gift. The total unsecured credit facility is currently $57.7 million. At the same time, Gregg Gift was added as a borrowing subsidiary. Certain of the financial covenants were modified, including measurements at the end of each quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENESCO GROUP, INC.

THREE MONTHS ENDED MARCH 31, 2004

Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words “believes,” “anticipates,” “estimates,” “expects,” “projections,” “projects,” and words of similar meaning, constitute “forward-looking statements” within the meaning of Federal securities laws. These forward-looking statements are based in part on Enesco’s reasonable expectations and are subject to a number of factors and risks, many of which are beyond Enesco’s control. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described below under the heading “Risk Factors” and elsewhere in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission. In light of these uncertainties and risks, there can be no assurance that the forward-looking statements in this Form 10-Q will occur or continue in the future. Except for required filings under the Securities Exchange Act of 1934, Enesco undertakes no obligation to release publicly any revisions to these forward looking statements that may reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The allowance for doubtful accounts is based on our assessments of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer’s credit worthiness or actual defaults are significantly different than our historical experience, estimates of the recoverability of amounts due could be affected. An allowance for sales returns is established based on historical trends in product returns. If future returns do not reflect historical trends, net revenues could be affected.

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

First Quarter 2004 Overview

In the first quarter of 2004 Enesco accomplished three significant tasks which we expect will help grow revenue and earnings this year and improve operational effectiveness.

First, we completed the transition of the Walt Disney Classics Collection business to Enesco. Effective January 1, 2004, we are now marketing these licensed products to retailers worldwide. This expands our relationship with Disney and our presence in the upper end of the collectibles and giftware marketplace.

Second, on February 29, 2004 we completed the acquisition of Gregg Gift, a leading supplier and marketer of specialty giftware targeting the growing inspirational giftware market. Gregg Gift’s products include book covers, organizers, tote bags and home décor accents that are either designed by the company or utilize well known licensed artwork from popular artists such as Thomas Kincaid and Mary Engelbreit. First quarter results include one month of operations from Gregg Gift.

Lastly, we implemented a new enterprise resource planning (“ERP”) system in the U.S. effective January 1, 2004. We encountered transitional and learning curve related challenges during the implementation that caused inefficiencies that impacted our financial results. We believe the most significant challenges are behind us and look forward to continuing to improve our business through the use of this new technology.

Financially, Enesco produced a 9% sales increase in the first quarter of 2004 versus the first quarter of 2003. The sales increase was driven by acquisitions, new products and changes in foreign currency translation rates. Gross profit increased by 12% as margins increased to 40.9% of net sales from 40.1% of net sales. Operating expenses were $4.9 million or 21% higher primarily due to costs related to the acquired businesses and new products as well as costs incurred as part of the new ERP system. Additionally, we incurred significant costs related to Precious Moments marketing programs and strategic analysis of the giftware industry. While these costs impacted the first quarter of 2004, we expect to realize benefits from these initiatives in the future. As a result of these investments and the seasonal nature of our business, operating and net income results for the first quarter of 2004 were unfavorable as compared to the same quarter last year.

Net Revenue and Gross Profit

Net sales of $50.5 million in the first quarter of 2004 increased by 9%, or $4.3 million, from the first quarter of 2003. The increase in net sales for the first quarter of 2004 compared to the same period last year was primarily the result of acquisitions, new products and changes in foreign currency translation rates. Revenue from acquisitions include a full quarter of sales from the 2003 acquisition of Bilston & Battersea and one month of Gregg Gift sales versus no sales from these entities in the quarter ended March 31, 2003. The Walt Disney Classics Collection and continued success from new product lines like Heartwood Creek and Foundations along with favorable impacts due to changes in foreign currency translation rates also positively impacted sales for the quarter. These factors were partially offset by a continued decline experienced in both the Precious Moments and Cherished Teddies product lines. Enesco’s Precious Moments lines represented approximately 24% of 2004 year to date sales compared to 34% for 2003. The Cherished Teddies lines represented approximately 7% of 2004 year to date sales compared to 10% for 2003.

Net new orders of $79 million year to date for 2004 were an increase of 18% versus the comparable period of 2003. Net open orders (backlog) of $45 million at March 31, 2004 were up approximately $6 million, or 14%, from the same point in time last year. Backlog represents orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests. The increase in net new orders is due to high levels of interest and demand for our newly acquired and developed product lines such as Bilston & Battersea, Gregg Gift, Walt Disney Classics Collection and Heartwood Creek. Changes in backlog can be attributed to timing of product introductions, variability in retailer order cycles, economic conditions and Enesco’s demonstrated ability to reduce order lead times. In addition, we believe that approximately $3 million of the increased backlog as of March 31, 2004 is attributable to delayed shipments of scheduled first quarter 2004 orders due to inefficiencies caused by the implementation of our new ERP system.

Gross profit for the first quarter of 2004 of $20.7 million was 40.9% of net sales as compared to first quarter 2003 gross profit of $18.5 million, which was 40.1% of net sales. The gross profit dollar increase for the first quarter of 2004 as compared to 2003 was due to favorable impacts from changes in foreign currency translation rates, acquisitions and new products. The gross profit rate improvement is due to continued success in improving procurement and inventory management methods and decreased lower margin closeout sales in the first quarter of 2004. Gross profit may be affected in the future by changes in vendor pricing, obsolescence charges, changes in shipment volume, price competition and changes in distribution channel, geographic or product mix.

Selling, Distribution, and General and Administrative Expenses

Selling, distribution and general and administrative expenses (operating expenses) for the first quarter of 2004 were $27.9 million, which was $4.9 million or 21% higher than the first quarter of 2003. The increase was due to several factors, including changes in foreign currency translation rates, the addition of expenses for the acquired businesses, new ERP system implementation costs and strategic marketing investments including “PM ROCKS!”. PM ROCKS! is a 2004 marketing program designed to generate Precious Moments brand interest with the pre-teen demographic market both from a collectible and giftable viewpoint.

Operating Income (Loss)

In the first quarter of 2004, Enesco incurred an operating loss of $7.2 million compared to an operating loss of $4.5 million in 2003. The $2.7 million increase in operating loss was primarily the result of increased operating expenses more than offsetting the sales and gross profit growth generated from new products and acquisitions. The higher operating expenses are expected to have a beneficial revenue/ gross profit impact in the future.

Interest and Other Income (Expense), Net

Interest expense of $85 thousand for the first quarter of 2004 was $36 thousand higher than the first quarter of 2003 due to higher average borrowings. Interest income for the first quarter of 2004 is $112 thousand compared to $170 thousand in 2003. Other expense, net, for the first quarter of 2004 is $315 thousand compared to $406 thousand in same quarter in 2003. See Note 5, “Other Income (Expense), Net”, to the Consolidate Condensed Financial Statements for additional information.

Provision for Income Taxes

The effective tax rate was 40.9% for the first quarter of 2004 and 41.8% for the first quarter of 2003, reflecting the geographical mix of earnings. The effective tax rate differs from the U.S. statutory rate primarily due to the varying tax rates of foreign jurisdictions. Our future effective tax rates could be affected if the mix of earnings varies in countries that have higher or lower statutory rates or if tax laws and regulations change.

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

As a global concern, we face exposure to movements in foreign currency translation rates. These exposures may change over time and could have a material impact on our financial results and cash flows. Historically, our primary exposures have related to non dollar-denominated transactions in Canada and Europe, as well as dollar denominated inventory purchases by our international operating units.

At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activity undertaken by Enesco is intended to offset the impact of currency fluctuations on certain foreign currency transactions. See Note 7, “Financial Instruments”, to the Consolidated Condensed Financial Statements for additional information.

Liquidity and Capital Resources

Enesco has historically satisfied working capital requirements with internally generated funds and short-term loans. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter. For additional discussion, see the Risk Factors section below. Cash and cash equivalents were $10.6 million on March 31, 2004.

Operating cash flows are a function of earnings (losses) plus non-cash expenses such as depreciation and our ability to manage working capital. Cash used by operating activities in the first quarter of 2004 was $7.0 million. The major uses of funds from operating activities were decreased accrued expenses of $6.2 million and decreased accounts payable of $5.7 million. The decreased accrued expenses and accounts payable are due to normal first quarter and historically routine activity primarily related to payment of bonus, royalty, and inventory obligations. These uses of cash were partially offset by operating cash provided by reductions in accounts receivable and inventory.

Enesco has filed and continues to file tax returns with a number of taxing authorities worldwide. While we believe such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. Enesco has established accruals for tax assessments. These accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Based upon Enesco’s current liquid asset position and credit facilities, Enesco believes it has adequate resources to fund any such assessments. To the extent accruals differ from actual assessments, when the open tax years are closed or the accruals are otherwise deemed unnecessary at a point in time, the accruals are adjusted through the provision for income taxes. The majority of the open tax years become closed at the end of December for the particular open year.

Cash used by investing activities in the first quarter of 2004 was $8.1 million, primarily due to the acquisition of Gregg Gift on February 29, 2004 and computer hardware and software purchases related to the new ERP system implementation.

Cash provided by financing activities in the first quarter of 2004 was $18.8 million, due to increased borrowings related to the acquisition of Gregg Gift and working capital requirements.

In June 2003, Enesco entered into a new three year domestic $50.0 million unsecured revolving credit facility that includes Enesco International (H.K.) Limited as a borrowing subsidiary. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing the Company’s shares and paying dividends. In addition, Enesco is required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of each quarter and a minimum annual operating profit covenant.

In March 2004, Enesco’s domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg Gift. The total unsecured credit facility is currently $57.7 million. At the same time, Gregg Gift, was added as a borrowing subsidiary and certain financial covenants were modified. As of March 31, 2004, Enesco was in compliance with all covenants under the revolving credit agreement.

Enesco is not aware of any trends, events, demands, commitments or uncertainties that reasonably can be expected to have a material adverse effect on liquidity and the ability to meet anticipated requirements for working capital and capital expenditures. We believe that our current cash and cash equivalents, cash generated from operations, and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. However, in the course of pursuing growth opportunities, including but not limited to acquisitions and alliances, Enesco may need to negotiate additional or amend existing credit facilities. In addition, there are no transactions, arrangements or other relationships with unconsolidated entities or other persons, as of March 31, 2004, that are reasonably likely to materially affect liquidity or requirements for capital resources.

The principal sources of Enesco’s liquidity are its available cash balances, cash from operations and available financing. At March 31, 2004, Enesco had unused lines of credit of approximately $38.6 million. As of March 31, 2004, Enesco had $22.1 million interest bearing debt outstanding.

Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders’ equity.

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

The results of operations for any quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

–	Changes in economic conditions and specific market conditions

–	The ability to secure, maintain and renew popular licenses, particularly our licenses for Precious Moments, Heartwood Creek, Cherished Teddies and Disney

–	Fluctuations in demand for our products

–	Manufacturing lead times

–	The effects of terrorist activity, armed conflict or epidemics that could cause a disruption in global economic activity, changes in logistics and security arrangements, particularly with respect to our reliance on manufacturing facilities in China

–	The timing of orders, timing of shipments and our ability to meet customer demands

–	Inventory levels and purchase commitments below or exceeding requirements based upon future demand forecasts

–	Price and product competition in the giftware industry

–	The trend toward retail store consolidation in the card and gift channel in the United States

–	Variations in sales channels, product costs or mix of products sold

–	The geographical mix of our revenue and the associated impact on gross margin

–	Our ability to achieve targeted cost reductions particularly in the United States’ operations

–	Actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the amounts of certain assets (including the amounts of related allowances), liabilities and other items reflected in our financial statements.

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

Our ability to import products and satisfy customer orders on a timely basis is affected by the availability of, and demand for, quality production capacity abroad. We compete with other importers of giftware products for the foreign manufacturing sources that can produce high-quality products at affordable prices. While we believe that there are other manufacturing sources available for our product lines, any loss, disruption or substantial reduction of sourcing capability or shipping from one or more of our key manufacturing facilities could have a significant short-term adverse effect on our operations. We are subject to the following risks inherent in foreign manufacturing: fluctuations in currency exchange rates; labor, economic and political instability; the effects of terrorist activity, armed conflict and epidemics, causing disruption in global economic activity and changes in logistics and security arrangements; cost and capacity fluctuation and delays in transportation, dockage and materials handling; restrictive actions by foreign governments; nationalizations; the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes. Since the terrorist attacks on September 11, 2001 and the SARS epidemic, the U.S. Customs Service has enacted various security procedures affecting the importation of goods. Such procedures could adversely affect the cost and timing of our receipt of goods from our foreign manufacturers. In December 2003, the office of U.S. Customs and Border Protection certified Enesco as a member of the Customs Trade Partnership Against Terrorism (CTPAT). The Department of Homeland Security instituted CTPAT as a means to identify low risk importers and allow the free flow of goods even under heightened security conditions. Enesco’s certification is strategically important since it may help reduce the risk of significant delays in the importation of our product.

In 2003, approximately 70% of our products were manufactured in, and imported from China. We anticipate that this percentage will remain the same or increase in the foreseeable future. China has joined the World Trade Organization and has been accorded permanent “Normal Trade Relations” status by the U.S. government.

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

The principal competitive risks in the markets in which we presently compete and may compete in the future are:

–	Performance

–	Price

–	Collectibility of our products

–	Market presence

–	New product introductions

–	Product costs

–	Differentiation of new products from those of our competitors

–	Time to market on new products

Legal Proceedings

     On February 13, 2004, the staff of the Securities and Exchange Commission (“SEC”) informed Enesco that the SEC staff is considering recommending that the SEC bring a civil action against Enesco for possible violations of the U.S. securities laws, related to trading in Enesco’s securities in the April-June 2000 time period. If the SEC were to file suit against Enesco, they have indicated that they would expect to seek disgorgement of approximately $1.2 million of alleged profits, penalties in an unspecified amount and an injunction against further violation of U.S. securities laws. As permitted under SEC procedures, Enesco responded in writing to the SEC in March 2004 and has continued to discuss this matter with the SEC staff, prior to the SEC staff formally deciding what action, if any, to recommend. Enesco is unable to determine what amount, if any, could ultimately be paid with respect to this matter. Until this notification by the SEC on February 13, 2004, Enesco had not had contact with the SEC on this matter since late 2001.

On February 19, 2004, the SEC further informed Enesco that the SEC staff is considering recommending that the SEC bring a civil action against a former Senior Vice President and General Counsel of Enesco, for possible violations of the U.S. securities laws related to trading in Enesco’s securities in the April-June 2000 time period. Enesco is obligated to indemnify the former officer, subject to the terms of Enesco’s By-laws, with respect to his expenses incurred in connection with this matter.

     In the ordinary course of Enesco’s business, there have arisen various other legal proceedings pending against Enesco and its subsidiaries. While we cannot predict the eventual outcome of these proceedings, we believe that none of these proceedings will have a material adverse impact upon the consolidated financial statements of Enesco.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. As such, Enesco is exposed to foreign exchange risk since purchases and sales are made in foreign currencies. In addition, Enesco is subject to interest rate risk on outstanding borrowings. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco currently does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors its foreign currency exposures and ensures that the hedge contract amounts do not exceed the amounts of the underlying exposures. To manage foreign currency risk, as of March 31, 2004, Enesco had entered into forward exchange agreements with a notional value of $8.0 million that will mature within 58 day. These contracts include sales of British pounds sterling and the purchase of U.S. dollars at an average exchange rate of 1.82, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.82 and sales of Euros and purchases of U.S. dollars at an average exchange rate of 1.21. The fair value of these contracts is not significant. As of March 31, 2004, Enesco had $22.1 million of interest bearing debt outstanding

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, Enesco carried out an evaluation, under the supervision and with the participation of Enesco’s management, including Enesco’s (i) Interim Chief Executive Officer (“CEO”) and (ii) Chief Financial Officer and Treasurer (“CFO”), of the effectiveness of the design and operation of Enesco’s disclosure controls and procedures. Based on that evaluation, Enesco’s management, including the Interim CEO and CFO, concluded that Enesco’s disclosure controls and procedures are operating effectively as designed. In January 2004, Enesco began operation of a new ERP system in the U.S. Except for this new ERP system, there have been no significant changes in Enesco’s internal controls or in other factors that could significantly affect internal controls subsequent to the date Enesco carried out its evaluation.

We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our interim CEO and CFO, does not expect that our controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within Enesco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

     PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	2004 ROA Incentive Program

31.1	Certification of interim Chief Executive Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley act of 2002

31.2	Certification of Chief Financial Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley act of 2002

32.1	Statement of interim Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002

32.2	Statement of Chief Financial Officer and Treasurer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(1)	A Current Report on Form 8-K dated April 21,2004 was filed with the SEC under Item 5 reporting the death of Dan DalleMolle, President and Chief Executive Officer, and the election of Thomas F. Bradley, the Chief Financial Officer, as the interim Chief Executive Officer.

(2)	A Current Report on Form 8-K dated May 6, 2004 reporting Enesco’s First Quarter 2004 financial results.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENESCO GROUP, INC. (Registrant)

Date: May 10, 2004	/s/ Thomas F. Bradley

Thomas F. Bradley
Interim Chief Executive Officer

Date: May 10, 2004	/s/ Thomas F. Bradley

Thomas F. Bradley
Chief Financial Officer and Treasurer