Form 10-Q
period 2004-06-30
ENESCO GROUP INC
filed 2004-08-09
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Yes [x ]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12B-2 of the Exchange Act)

     Yes [x ]    No [   ]

	June 30,
	2004	2003
Shares Outstanding:
Common Stock with Associated Rights	14,270,823	14,046,256

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
(In thousands)

	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$9,145	$10,645
Accounts receivable, net	69,407	65,190
Inventories	65,488	60,820
Prepaid expenses	4,154	4,114
Deferred income taxes and taxes receivable	5,185	5,146

Total current assets	153,379	145,915

Property, Plant and Equipment:
Property, plant and equipment	88,247	85,606
Less — accumulated depreciation	(60,082)	(57,265)

Property, plant and equipment, net	28,165	28,341

Other Assets:
Goodwill and other intangibles, net	9,375	2,890
Other	1,352	1,458
Deferred income taxes	23,660	23,864

Total other assets	34,387	28,212

Total Assets	$215,931	$202,468

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2004 AND DECEMBER 31, 2003
(In thousands)

	(Unaudited)
	June 30,	December 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes and loans payable	$27,427	$2,858
Accounts payable	19,710	21,723
Federal, state and foreign income taxes	1,777	7,375
Accrued expenses:
Payroll and commissions	2,492	4,812
Royalties	5,808	7,735
Post-retirement benefits	998	1,375
Other	5,450	5,686

Total current liabilities	63,662	51,564

Long-Term Liabilities:
Notes payable	6,096	9
Post-retirement benefits	3,301	3,248
Deferred income taxes	294	294

Total long-term liabilities	9,691	3,551

Minority interest	100	114
Shareholders’ Equity:
Common stock	3,154	3,154
Capital in excess of par value	45,545	45,863
Retained earnings	342,096	347,650
Accumulated other comprehensive income	3,836	3,740

	394,631	400,407
Less — shares held in treasury, at cost	(252,153)	(253,168)

Total shareholders’ equity	142,478	147,239

Total Liabilities and Shareholders’ Equity	$215,931	$202,468

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
(In thousands, except per share amounts)

	2004	2003
Net revenues	$59,113	$60,886
Cost of sales	32,342	33,277

Gross profit	26,771	27,609
Selling, distribution, general and administrative expenses	28,410	23,590

Operating profit (loss)	(1,639)	4,019
Interest expense	(189)	(495)
Interest income	143	236
Other income (expense), net	(285)	(229)

Income (loss) before income taxes	(1,970)	3,531
Income tax expense (benefit)	(818)	1,357

Net income (loss)	(1,152)	2,174
Retained earnings, beginning of period	$343,248	$327,577

Retained earnings, end of period	$342,096	$329,751

Earnings (loss) per common share:
Basic and diluted	$(0.08)	$0.15

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
(In thousands, except per share amounts)

	2004	2003
Net revenues	$109,565	$107,023
Cost of sales	62,138	60,904

Gross profit	47,427	46,119
Selling, distribution, general and administrative expenses	56,288	46,611

Operating loss	(8,861)	(492)
Interest expense	(274)	(544)
Interest income	255	406
Other income (expense), net	(600)	(635)

Loss before income taxes	(9,480)	(1,265)
Income tax benefit	(3,926)	(648)

Net loss	(5,554)	(617)
Retained earnings, beginning of period	347,650	330,368

Retained earnings, end of period	$342,096	$329,751

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(Unaudited)
(In thousands)

	2004	2003
Operating Activities:
Net loss	$(5,554)	$(617)
Adjustments to reconcile net loss to net cash used by operating activities	(16,809)	(4,939)

Net cash used by operating activities	(22,363)	(5,556)

Investing Activities:
Purchases of property, plant and equipment	(2,524)	(2,608)
Acquisitions, net of cash acquired	(7,413)	(3,718)
Proceeds from sales of property, plant and equipment	56	9

Net cash used by investing activities	(9,881)	(6,317)

Financing Activities:
Net isssuance of notes and loans payable	29,950	867
Common stock issuance and exercise of stock options	697	909

Net cash provided by financing activities	30,647	1,776

Effect of exchange rate changes on cash and cash equivalents	97	250

Decrease in cash and cash equivalents	(1,500)	(9,847)
Cash and cash equivalents, beginning of period	10,645	17,418

Cash and cash equivalents, end of period	$9,145	$7,571

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENESCO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Description of Business

A global leader in the gift, collectibles and home décor industry for over 45 years, Enesco Group, Inc. (the “Company” or “Enesco”) offers such notable product lines as Heartwood Creek, Cherished Teddies, Mary Engelbreit, Border Fine Arts, Lilliput Lane, Walt Disney Classics Collection, Nickelodeon and Halcyon Days, among others. The Company’s award winning Precious Moments figurine collection is one of the top gift and collectible lines throughout the world. Enesco distributes product worldwide and has wholly owned subsidiaries located in the U.S., Hong Kong, Canada, France and the U.K.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial data as of June 30, 2004 and for the three and six months ended June 30, 2004 and June 30, 2003 has been prepared by Enesco, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Enesco’s Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, these Consolidated Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of Enesco’s financial position as of June 30, 2004, results of operations for the three and six months ended June 30, 2004 and June 30, 2003, and cash flows for the six months ended June 30, 2004 and June 30, 2003. The results of operations for interim periods are not necessarily indicative of the operating results for full fiscal years or any future period. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods.

Revenue Recognition

Enesco recognizes revenue when title passes to its customers, which generally occurs when merchandise is turned over to the shipper. A provision for anticipated merchandise returns and allowances is recorded based upon historical experience when a sale is recognized. Amounts billed to customers for shipping and handling are included in revenue. License and royalty fees received by Enesco are recognized as revenue when earned.

Computation of Earnings (Loss) per Common Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and potential dilutive common shares outstanding during the period. Diluted loss per share is computed using the weighted-average number of common shares and excludes potential dilutive common shares outstanding, as their effect is antidilutive. Potential dilutive common share equivalents consist of stock options and warrants calculated using the treasury stock method.

Payments for Interest and Income Taxes

Enesco made cash payments for interest and income taxes as follows (in thousands):

	Six Months Ended
	June 30
	2004	2003
Interest	$244	$220
Income taxes	$1,451	$991

Accounting for Stock – Based Compensation

As of June 30, 2004, the Company maintains three stock-based employee compensation plans and one Non-Employee Director Compensation Plan. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option-based compensation cost is reflected in net income (loss), as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per common share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net income (loss) as reported	$(1,152)	$2,174	$(5,554)	$(617)
Deduct: Total stock option-based compensation expense determined under fair value based method for all awards, net of related tax effects	(349)	(346)	(697)	(691)

Pro forma net income (loss)	$(1,501)	$1,828	$(6,251)	$(1,308)

Earnings (loss) per common share:
Basic and diluted — as reported	$(0.08)	$0.15	$(0.39)	$(0.04)

Basic and diluted — pro forma	$(0.11)	$0.13	$(0.44)	$(0.09)

3. Comprehensive Income (Loss):

Other comprehensive income (loss) consists only of cumulative foreign currency translation adjustments. Comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net income (loss)	$(1,152)	$2,174	$(5,554)	$(617)
Other comprehensive income (loss):
Cumulative translation adjustments, excluding tax effects	(654)	2,906	96	3,218

Comprehensive income (loss)	$(1,806)	$5,080	$(5,458)	$2,601

4. Geographic Operating Segments:

Enesco operates in the giftware and collectible wholesale industry, predominantly in two major geographic areas (United States and International). The following table summarizes operations by geographic classification for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net Sales
United States	$37,510	$41,605	$64,477	$70,179
United States inter-company	(289)	(245)	(475)	(461)
International	22,128	19,707	46,196	37,760
International inter-company	(236)	(181)	(633)	(455)

Total consolidated	$59,113	$60,886	$109,565	$107,023

Operating Profit (Loss)
United States	$(3,454)	$2,470	$(12,287)	$(3,505)
International	1,815	1,549	3,426	3,013

Total consolidated	$(1,639)	$4,019	$(8,861)	$(492)

Transfers between geographic operating segments are made at the estimated fair value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net sales. Export sales to foreign unaffiliated customers represented less than 10% of consolidated net sales.

There were no material changes in assets from the amounts disclosed in Enesco’s December 31, 2003 Annual Report and the basis of geographic classification of sales and operating profit has not changed in 2004.

5. Other Income (Expense), net:

Other income (expense), net for the three and six months ended June 30, 2004 and 2003 consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Foreign currency gain (loss)	$—	$1	$(6)	$(1)
Gain (loss) on sale of fixed assets	7	(4)	10	(4)
Bank charges and other	(292)	(226)	(604)	(630)

	$(285)	$(229)	$(600)	$(635)

6. Earnings (Loss) per Common Share (Basis of Calculations):

The number of shares used in the earnings (loss) per common share computation for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2004	2003	2004	2003
Basic
Average common shares outstanding	14,238	14,026	14,204	13,972
Diluted
Stock options and warrants	—	394	—	—

Average shares diluted	14,238	14,420	14,204	13,972

The average number of diluted shares outstanding for the six months ended June 30, 2004 and 2003 excludes common stock equivalents relating to options and warrants because they would have been antidilutive in calculating the loss per share. Had Enesco reported a profit for the six months ended June 30, 2004 and June 30, 2003, the number of average shares diluted would have increased by 726 thousand and 321 thousand, respectively. Additionally, options to purchase 0.7 million and 1.5 million shares were outstanding during 2004 and 2003, respectively, but were not included in the computation of diluted earnings (loss) per share because the options’ exercise price was greater than the average market price of the common shares.

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

Enesco’s current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Derivative instruments are carried at fair value in the Consolidated Condensed Balance Sheets as a component of current assets or current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the six months ended June 30, 2004.

To manage foreign currency risk, as of June 30, 2004, Enesco had entered into forward exchange agreements with a notional value of $11.2 million that will mature within 65 days. These contracts include sales of British pounds sterling and purchases of U.S. dollars at an average exchange rate of 1.83, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.83 and sales of Euros and purchases of U.S. dollars at an average exchange rate of 1.16. The fair value of these contracts is not significant. As of June 30, 2004, Enesco had $33.5 million of interest bearing debt outstanding, of which $24.8 million was revolving credit facility debt with an interest rate of 2.50% and $7.4 million was a term loan with an interest rate of 2.38%. The remaining $1.3 million was primarily revolving credit facility debt with an interest rate of 2.69%.

8. Acquisition

On February 29, 2004, the Company acquired Gregg Manufacturing, Inc. d/b/a Gregg Giftware Company (“Gregg Gift”), a California-based manufacturer, for approximately $7.4 million in cash ($7.3 million net of acquired cash). Gregg Gift manufactures and distributes branded and specialty giftware that includes book covers, organizers, tote bags and home décor accents targeting the growing inspirational marketplace. Gregg Gift generated revenues of approximately $11.0 million in 2003.

In March 2004, Enesco’s domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg Gift. The total unsecured credit facility is currently $57.7 million. At the same time, Gregg Gift was added as a borrowing subsidiary. Certain financial covenants relating to the credit facility were modified, including measurements at the end of each quarter.

9. Subsequent Event

On July 21, 2004, the Company acquired substantially all of the assets of Dartington Crystal Limited (“Dartington”) through its U.K subsidiary, Enesco Limited, for approximately $7.0 million in cash. The purchase price was funded by internally generated cash from Enesco Limited. Dartington designs and manufactures a full range of uncut crystal products, such as glassware, bowls, vases, candleholders and giftware. Dartington generated revenues of approximately $16.8 million in 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENESCO GROUP, INC.
SIX MONTHS ENDED JUNE 30, 2004

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

Results of Operations

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Condensed Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts and sales returns, inventory valuation, goodwill impairment, contingencies, restructuring costs and other special charges and income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the Consolidated Condensed Financial Statements.

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

Enesco has established accruals for income taxes payable and tax assessments. The accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Enesco has filed and continues to file tax returns with a number of taxing authorities worldwide. While Enesco believes such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. To the extent accruals differ from assessments, when the open tax years are closed or the accruals are otherwise deemed unnecessary at a point in time, the accruals are adjusted through the provision for income taxes. The majority of open tax years become closed for assessments at the end of December for the particular open year.

Second Quarter 2004 Overview

Results for the three months ended June 30, 2004 are summarized as follows:

	Quarter Ended		Percent of Net Sales
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net revenues	59,113	60,886	100.0%	100.0%
Cost of sales	32,342	33,277	54.7%	54.7%

Gross profit	26,771	27,609	45.3%	45.3%
Selling, distribution, G&A	28,410	23,590	48.1%	38.7%

Operating profit (loss)	(1,639)	4,019	-2.8%	6.6%
Other expense:
Interest expense	(189)	(495)	-0.3%	-0.8%
Interest income	143	236	0.2%	0.4%
Other items	(285)	(229)	-0.5%	-0.4%

Total other expense	(331)	(488)	-0.6%	-0.8%
Income (loss) before taxes	(1,970)	3,531	-3.3%	5.8%
Income tax provision (benefit)	(818)	1,357	-1.4%	2.2%

Net income (loss)	(1,152)	2,174	-1.9%	3.6%

In the U.S., we continued to experience a higher than expected level of challenges related to our Enterprise Resource Planning (“ERP”) system implementation. Implementation has been slower than expected and further progress is needed to fully utilize the system. The most notable challenges are a reduced and less efficient order processing and shipping capacity and an increase in costs related to the inefficiencies as well as continuing consulting efforts to resolve the issues. As of June 30, 2004, we believe there were approximately $8 million of open orders that could have been shipped in the second quarter had we been able to operate at normal efficiency and capacity levels.

Costs of $0.6 million and $1.1 million have been incurred for the three and six months ended June 30, 2004 periods, respectively, related to operating inefficiencies, continued ERP implementation and problem solving. These costs primarily consist of higher than normal distribution center and customer service labor and overtime as well as systems related consulting.

We continued to experience an strong in net new orders versus the prior year. Year to date through June 30, 2004, net new orders of approximately $147 million are up 20% from 2003. The increased new order levels are being generated in both the U.S. and International markets and are the result of several factors, including but not limited to, successful new product lines like Heartwood Creek and Willow Tree as well as our expanded relationship with Disney and the acquisitions of Bilston & Battersea and Gregg Gift. Backlog at June 30, 2004 of approximately $48 million is $14 million or 42% higher than a year ago.

International results continue to be solid with net revenues and operating income increasing 12% and 17% respectively, compared to second quarter of 2003.

Financially, Enesco’s second quarter 2004 sales were down 3% versus second quarter 2003 sales. The $1.8 million decrease was due primarily to shipping delays caused by the ERP system implementation and continued decline of the sales of Precious Moments and Cherished Teddies products. Acquisitions and other successful new product lines have offset most, but not all of these shortfalls. Second quarter 2004 gross profit declined by 3%, or $800 thousand versus second quarter 2003, which was in line with the sales decline. Gross margin held steady at 45.3% of net sales. Operating expenses increased $4.8 million or 20% this quarter over the same quarter last year. The increased expenses are due primarily to normal operating costs from the acquired businesses as well as costs related to our ERP system implementation. We also continued to incur significant costs related to Precious Moments marketing efforts which we expect will provide benefit in future periods. Operating and net income results were unfavorable for this quarter and the year to date periods as compared to 2003 primarily due to the delayed shipments and higher expenses related to our ERP system implementation.

Net Revenue and Gross Profit

Net sales of $59.1 million in the second quarter of 2004 decreased by 2.9%, or $1.8 million, from $60.9 million in the second quarter of 2003. The decrease in net sales for the second quarter of 2004 compared to 2003 was due to lower sales of the Precious Moments and Cherished Teddies product lines and ERP system implementation related shipment delays, which were largely offset by continued success from our newer product lines, acquisitions and favorable foreign currency exchange rate impacts. The second quarter of 2004 includes a full quarter of Gregg Gift sales whereas the second quarter of 2003 had no sales from Gregg Gift (acquired in February 2004).

Newer product lines favorably impacting second quarter 2004 results include Heartwood Creek by Jim Shore (which comprised approximately 11% of total second quarter sales), Willow Tree and the Walt Disney Classics Collection. Net sales of $109.6 million in the first six months of 2004 increased by 2.4%, or $2.6 million, from $107.0 million in the first six months of 2003. The increase in net sales for the first six months of 2004 compared to the same period last year was primarily the result of the acquisitions, newer product line successes and favorable foreign currency exchange rate impacts, which more than offset the continued decline in Precious Moments and Cherished Teddies sales. While the Gregg Gift acquisition adds four months of sales to the first half of 2004, the Bilston & Battersea acquisition delivered six months of sales this year as compared to only second quarter sales in 2003. The Walt Disney Classic Collection also produced six months of revenue in 2004, which is incremental versus 2003. Heartwood Creek by Jim Shore (which comprises 8.4% of year to date 2004 sales), Willow Tree and other strong product lines like My Little Kitchen Fairies, Foundations, Circle of Love and Growing Up Girls all continue to perform well. Enesco’s Precious Moments lines represented approximately 24.6% of 2004 year to date sales compared to 35.0% for 2003. The Cherished Teddies lines represented approximately 6.1% of 2004 year to date sales compared to 9.5% for 2003.

Net new orders of approximately $147 million year to date for 2004 were an increase of 20% versus the comparable period of 2003. Net open orders (backlog) of approximately $48 million at June 30, 2004 were up $14 million, or 42%, from the same point in time last year. Backlog represents orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests. We believe the increase in backlog is mainly due to higher demand in the United States primarily for Heartwood Creek product and the effect of acquisitions as well as unshipped orders due to ERP system implementation issues.

Gross profit for the second quarter of 2004 of $26.8 million was 45.3% of net sales as compared to the second quarter of 2003 gross profit of $27.6 million, which was also 45.3% of net sales. Gross profit for the first six months of 2004 was $47.4 million or 43.3% of net sales, as compared to gross profit for the first six months of 2003 of $46.1 million, which was 43.1% of net sales. The changes in gross profit for second quarter 2004 and the first six months of 2004 as compared to the same periods last year are due to and consistent with the corresponding sales volume changes. Gross profit may be affected in the future by changes in vendor pricing, obsolescence charges, changes in shipment volume, price competition and changes in distribution channel, geographic or product mix.

Selling, Distribution, and General and Administrative Expenses

Selling, distribution and general and administrative expenses (operating expenses) for the second quarter of 2004 of $28.4 million, reflected a $4.8 million or 20% increase over the second quarter of 2003. Operating expenses year to date of $56.3 million, represents a $9.7 million or 20.8% increase over 2003. The increase in operating expenses in the second quarter and first six months of 2004 as compared to 2003 is primarily due to the inclusion of normal operating expenses from the acquisitions and the impact of foreign currency exchange rate changes, as well as costs related to the continued ERP system implementation efforts and Precious Moments marketing efforts.

Operating Profit (Loss)

In the second quarter of 2004, Enesco generated an operating loss of $1.6 million compared to a $4.0 million operating profit in 2003. Enesco incurred an operating loss of $8.9 million for the first six months of 2004, compared with a $0.5 million loss the first six months of 2003. The 2004 quarterly and six months year to date operating income (loss) variances versus 2003 are primarily the result of lower U.S. based sales and gross profit augmented by the higher ERP system implementation costs and continued (operating expense) investment in Precious Moments marketing efforts.

Interest and Other Income (Expense), Net

Interest expense of $189 thousand for the second quarter of 2004 was $306 thousand less than the second quarter of 2003 primarily due to interest expense related to an Illinois income tax audit settlement that occurred in the second quarter of 2003. Interest income for the second quarter of 2004 is $143 thousand compared to $236 thousand in 2003. The reduction is due to interest income related to a refund from Illinois income taxes in the second quarter of 2003. Other expense, net, for the second quarter of 2004 is $285 thousand compared to $229 thousand in 2003. The increase is due to higher bank and credit card processing costs.

Interest expense of $274 thousand for the first six months of 2004 was $270 thousand less than the first six months of 2003 due to the Illinois income tax audit settlement in 2003 noted above. The decrease in interest income in 2004 is due to interest income on the Illinois tax refund noted above. Other expense, net, for the first six months of 2004 is lower by $35 thousand.

Provision for Income Taxes

The effective tax rate was 41.5% for the second quarter of 2004 and 41.4% for the first six months of 2004. The comparable tax rates were 38.4% and 51.2% for second quarter and year to date 2003, respectively, reflecting the geographical mix of earnings. The effective tax rate differs from the U.S. statutory rate primarily due to the varying tax rates of foreign jurisdictions. Our future effective tax rates could be affected if the mix of earnings varies in countries that have higher or lower statutory rates or if tax laws and regulations change.

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

As a global concern, we face exposure to movements in foreign currency exchange rates. These exposures may change over time and could have a material impact on our financial results and cash flows. Historically, our primary exposures have related to non U.S. dollar-denominated transactions in Canada and Europe, as well as U.S. dollar-denominated inventory purchases by our international operating units.

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

Liquidity and Capital Resources

Enesco has historically satisfied working capital requirements with internally generated funds and short-term loans. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter. For additional discussion, see the Risk Factors section below. Cash and cash equivalents were $9.1 million on June 30, 2004.

Operating cash flows are a function of net income (loss) plus non-cash expenses such as depreciation, and our ability to manage working capital. Cash used by operating activities in the first six months of 2004 was $22.4 million. The major uses of funds for operating activities were the net loss and the related change in taxes payable, increased accounts receivables, increased inventory and decreased accrued expenses. Increased accounts receivables since December 31, 2003 is primarily due to the addition of account receivables from the acquisitions and the impact of changes in foreign currency translation rates. The inventory increase is primarily due to the acquisitions and ERP system implementation related delays in processing shipments. Decreased accrued expenses are a result of normal first quarter payments of bonus and royalty obligations.

Enesco has filed and continues to file tax returns with a number of taxing authorities worldwide. While we believe such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. Enesco has established accruals for tax assessments. These accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Based upon Enesco’s current liquid asset position and credit facilities, Enesco believes it has adequate resources to fund any such assessments. To the extent accruals differ from actual assessments, when the open tax years are closed or the accruals are otherwise deemed unnecessary at a point in time, the accruals are adjusted through the provision for income taxes. The majority of the open tax years close at the end of December for the particular open year.

Cash used by investing activities in the first six months of 2004 was $9.9 million, primarily due to the acquisition of Gregg Gift on February 29, 2004 and computer hardware and software purchases related to the new ERP system implementation.

Cash provided by financing activities in the first six months of 2004 was $30.6 million, due to increased borrowings related to the acquisition of Gregg Gift and working capital requirements.

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

In March 2004, Enesco’s domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg Gift. The total unsecured credit facility is currently $57.7 million. At the same time, Gregg Gift was added as a borrowing subsidiary and certain financial covenants were modified. As of June 30, 2004, all covenants under the revolving credit agreement were complied with or waived.

Enesco is in the process of negotiating an increase of its $57.7 million credit facility to meet anticipated seasonal requirements for working capital. Management expects the increase in the amount of its credit facility to be finalized during the third quarter of 2004. The modification is not expected to have a material effect on Enesco’s liquidity or the ability of Enesco to meet working capital requirements. We believe that our current cash and cash equivalents, cash generated from operations, and available financing including an increased credit facility amount, will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. However, in the course of pursuing growth opportunities, including but not limited to acquisitions and alliances, Enesco may need to negotiate additional or amend existing credit facilities. In addition, there are no transactions, arrangements or other relationships with unconsolidated entities or other persons, as of June 30, 2004, that are reasonably likely to materially affect liquidity or requirements for capital resources.

The principal sources of Enesco’s liquidity are its available cash balances, cash from operations and available financing. At June 30, 2004, Enesco had formal and informal unused lines of credit of approximately $25.2 million. As of June 30, 2004, Enesco had $33.5 million of interest bearing debt outstanding.

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

The results of operations for any quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

•	Changes in economic conditions and specific market conditions, including interest rate changes

•	The ability to secure, maintain and renew popular licenses, particularly our licenses for Precious Moments, Heartwood Creek, Cherished Teddies and Disney

•	Fluctuations in demand for our products

•	Manufacturing lead times

•	The effects of terrorist activity and armed conflict, that could cause a disruption in global economic activity, changes in logistics and security arrangements, particularly with respect to our reliance on manufacturing facilities in China

•	The timing of orders, timing of shipments and our ability to forecast and meet customer demands

•	Inventory levels and purchase commitments below or exceeding requirements based upon future demand forecasts

•	Price and product competition in the giftware industry

•	The trend toward retail store consolidation in the card and gift channel in the United States and our ability to collect accounts receivable

•	Variations in sales channels, product costs or mix of products sold

•	The geographical mix of our revenue and the associated impact on gross margin

•	Our ability to achieve targeted expense reductions particularly in the United States’ operations

•	Our ability to effectively complete the implementation of the U.S. ERP system

•	Our ability to identify and complete acquisitions and the results of those acquired operations

•	Actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates (including items potentially impacted by the implementation of the U.S. ERP system) used in determining the amounts of certain assets (including the amounts of related allowances), liabilities and other items reflected in our financial statements.

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

The principal competitive risks in the markets in which we presently compete and may compete in the future are: performance; price; collectibility of our products; market presence; new product introductions; product costs; differentiation of new products from those of our competitors; and time to market on new products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. As such, Enesco is exposed to foreign exchange risk since purchases and sales are made in foreign currencies. In addition, Enesco is subject to interest rate risk on outstanding borrowings. Enesco may reduce its exposure to fluctuations in interest rates and changes in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco currently does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors its foreign currency exposures and ensures that the hedge contract amounts do not exceed the amounts of the underlying exposures. To manage foreign currency risk, as of June 30, 2004, Enesco had entered into forward exchange agreements with a notional value of $11.0 million that will mature within 65 days. These contracts include sales of British pounds sterling and the purchase of U.S. dollars at an average exchange rate of 1.83, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.83 and sales of Euros and purchases of U.S. dollars at an average exchange rate of 1.16. The fair value of these contracts is not significant. As of June 30, 2004, Enesco had $33.5 million of interest bearing debt outstanding.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, Enesco carried out an evaluation, under the supervision and with the participation of Enesco’s management, including Enesco’s (i) Interim Chief Executive Officer (“CEO”) and (ii) Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Enesco’s disclosure controls and procedures. Based on that evaluation, Enesco’s management, including the CFO and Interim CEO, concluded that Enesco’s disclosure controls and procedures are operating effectively as designed.

We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our CFO and interim CEO, does not expect that our controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within Enesco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 13, 2004, the staff of the Securities and Exchange Commission (“SEC”) informed Enesco that the SEC staff is considering recommending that the SEC bring a civil action against Enesco for possible violations of the U.S. securities laws, related to trading in Enesco’s securities in the April-June 2000 time period. If the SEC were to file suit against Enesco, the staff has indicated that they would expect to seek disgorgement of approximately $1.2 million of alleged profits, penalties in an unspecified amount and an injunction against further violation of U.S. securities laws. As permitted under SEC procedures, Enesco responded in writing to the SEC in March 2004 and has continued to discuss this matter with the SEC staff, prior to the SEC staff formally deciding what action, if any, to recommend. Enesco is unable to determine what amount, if any, could ultimately be paid with respect to this matter. Until this notification by the SEC on February 13, 2004, there had not been any contact with the SEC on this matter since late 2001.

On February 19, 2004, the SEC further informed Enesco that the SEC staff is considering recommending that the SEC bring a civil action against a former Senior Vice President and General Counsel of Enesco, for possible violations of the U.S. securities laws related to trading in Enesco’s securities in the April-June 2000 time period. As permitted under SEC procedures, the former officer responded in writing to the SEC in March and May 2004 and has continued to discuss this matter with the SEC staff prior to the SEC staff formally deciding what action, if any to recommend. Enesco is obligated to indemnify the former officer, subject to the terms of Enesco’s By-laws, with respect to his expenses incurred in connection with this matter.

In the ordinary course of Enesco’s business, there have arisen various other legal proceedings pending against Enesco and its subsidiaries. While we cannot predict the eventual outcome of these proceedings, we believe that none of these proceedings will have a material adverse impact upon the consolidated financial statements of Enesco.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders was held on May 19, 2004.

(b)	The matters voted upon at the meeting were (i) the election of Directors; (ii) the amendment and restatement of the 1999 Non-Employee Director Stock Plan; (iii) the amendment and restatement of the 1996 Stock Option Plan; and (iv) the ratification of KPMG LLP as Enesco’s independent accountants for 2004.

(i)	The members of Class III were standing for election to a three-year term expiring at the Annual Meeting in 2007. Upon motion duly made and seconded, it was voted to elect George R. Ditomassi, Hector J. Orci and Anne-Lee Verville as Class III Directors for a three-year term expiring at the Annual Meeting in 2007 and until their successors are elected and qualified. The votes for each of the candidates were reported as follows:

George R. Ditomassi	For:	10,618,962
	Withheld:	2,240,163
Hector J. Orci	For:	11,582,599
	Withheld:	1,276,526
Anne-Lee Verville	For:	11,573,917
	Withheld:	1,285,208

In addition, the following directors continue to serve on the Board:
Donna Brooks Lucas, Eugene Freedman, Judith R. Haberkorn, Thane A. Pressman and Donald L. Krause.

(ii) The amendment and restatement of the 1999 Non-Employee Director Stock Plan (the “1999 Plan”) was proposed for stockholder approval. Upon motion duly made and seconded, it was voted to approve the amendment and restatement of the 1999 Plan. The vote was reported as follows:

Amendment and Restatement of 1999 Non-Employee Director Stock Plan	For:	6,516,274
	Against:	2,571,952
	Abstain:	741,787

(iii) The amendment and restatement of the 1996 Stock Option Plan (the “1996 Plan”) was proposed for stockholder approval. Upon motion duly made and seconded, it was voted to approve the amendment and restatement of the 1996 Plan. The vote was reported as follows:

Amendment and Restatement of 1996 Stock Option Plan	For:	6,402,273
	Against:	2,696,251
	Abstain:	731,489

(iv) The ratification of KPMG LLP as Enesco’s independent accountants for 2004 was proposed for stockholder approval. Upon motion duly made and seconded, it was voted to ratify KPMG LLP as Enesco’s independent accountants for 2004. The vote was reported as follows:

Ratification of KPMG LLP	For:	12,766,318
	Against:	53,529
	Abstain	39,274

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification of Interim Chief Executive Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Statement of Interim Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002

	32.2	Statement of Chief Financial Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(i) Form 8-K filed July 6, 2004, reporting the status of the implementation of an ERP system and its impact on second quarter results.

(ii) Form 8-K filed July 24, 2003 reporting the acquisition of Dartington Crystal Limited by Enesco’s UK subsidiary, Enesco Limited.

All other items hereunder are omitted because either such item is inapplicable or the response to it is negative.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENESCO GROUP, INC.
(Registrant)

Date: August 9, 2004	/s/ Thomas F. Bradley

Thomas F. Bradley
Interim Chief Executive Officer

Date: August 9, 2004	/s/ Thomas F. Bradley

Thomas F. Bradley
Chief Financial Officer