Form 10-Q
period 2004-09-30
ENESCO GROUP INC
filed 2004-11-08
CIK 93542

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Yes [x]      No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12B-2 of the Exchange Act)

     Yes [x]      No [  ]

	September 30,
	2004	2003
Shares Outstanding:
Common Stock with Associated Rights	14,398,478	14,074,126

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(In thousands)

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$11,016	$10,645
Accounts receivable, net	99,167	65,190
Inventories	65,020	60,820
Prepaid expenses	3,892	4,114
Deferred income taxes and taxes receivable	5,070	5,146

Total current assets	184,165	145,915

Property, Plant and Equipment:
Property, plant and equipment	92,690	85,606
Less — accumulated depreciation	(61,672)	(57,265)

Property, plant and equipment, net	31,018	28,341

Other Assets:
Goodwill and other intangibles, net	10,262	2,890
Other	1,644	1,458
Deferred income taxes	23,683	23,864

Total other assets	35,589	28,212

Total Assets	$250,772	$202,468

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(In thousands)

	(Unaudited)
	September 30,	December 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes and loans payable	$53,684	$2,858
Accounts payable	26,729	21,723
Federal, state and foreign income taxes	1,107	7,375
Accrued expenses:
Payroll and commissions	2,393	4,812
Royalties	8,963	7,735
Post-retirement benefits	1,891	1,375
Other	6,683	5,686

Total current liabilities	101,450	51,564

Long-Term Liabilities:
Notes payable	—	9
Post-retirement benefits	3,315	3,248
Deferred income taxes	294	294

Total long-term liabilities	3,609	3,551

Minority interest	90	114
Shareholders’ Equity:
Common stock	3,154	3,154
Capital in excess of par value	45,022	45,863
Retained earnings	343,135	347,650
Accumulated other comprehensive income	4,833	3,740

	396,144	400,407
Less — shares held in treasury, at cost	(250,521)	(253,168)

Total shareholders’ equity	145,623	147,239

Total Liabilities and Shareholders’ Equity	$250,772	$202,468

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
(In thousands, except per share amounts)

	2004	2003
Net revenues	$84,225	$71,766
Cost of sales	50,027	40,628

Gross profit	34,198	31,138
Selling, distribution, general and administrative expenses	32,194	24,009

Operating profit	2,004	7,129
Interest expense	(350)	(97)
Interest income	90	66
Other income (expense), net	(548)	(339)

Income before income taxes	1,196	6,759
Income tax expense	157	2,162

Net income	1,039	4,597
Retained earnings, beginning of period	$342,096	$329,751

Retained earnings, end of period	$343,135	$334,348

Earnings per common share:
Basic	$0.07	$0.33

Diluted	$0.07	$0.32

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
(In thousands, except per share amounts)

	2004	2003
Net revenues	$193,790	$178,789
Cost of sales	112,165	101,532

Gross profit	81,625	77,257
Selling, distribution, general and administrative expenses	88,482	70,620

Operating income (loss)	(6,857)	6,637
Interest expense	(624)	(641)
Interest income	345	472
Other income (expense), net	(1,148)	(974)

Income (loss) before income taxes	(8,284)	5,494
Income tax expense (benefit)	(3,769)	1,514

Net income (loss)	(4,515)	3,980
Retained earnings, beginning of period	347,650	330,368

Retained earnings, end of period	$343,135	$334,348

Earnings (loss) per common share:
Basic and diluted	$(0.32)	$0.28

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENESCO GROUP, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(Unaudited)
(In thousands)

	2004	2003
Operating Activities:
Net income (loss)	$(4,515)	$3,980
Adjustments to reconcile net income (loss) to net cash used by operating activities	(29,966)	(23,436)

Net cash used by operating activities	(34,481)	(19,456)

Investing Activities:
Purchases of property, plant and equipment	(3,805)	(3,843)
Acquisitions, net of cash acquired	(14,321)	(3,732)
Proceeds from sales of property, plant and equipment	58	38

Net cash used by investing activities	(18,068)	(7,537)

Financing Activities:
Net isssuance of notes and loans payable	50,111	13,287
Common stock issuance and exercise of stock options	1,806	1,119

Net cash provided by financing activities	51,917	14,406

Effect of exchange rate changes on cash and cash equivalents	1,003	446

Increase (decrease) in cash and cash equivalents	371	(12,141)
Cash and cash equivalents, beginning of period	10,645	17,418

Cash and cash equivalents, end of period	$11,016	$5,277

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENESCO GROUP, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Description of Business

Enesco Group, Inc. (the “Company” or “Enesco”) is a world leader in the gift, collectible and home décor industries. Enesco distributes products to a wide variety of specialty card and gift retailers, home décor boutiques, as well as mass-market chains and direct mail retailers. Internationally, Enesco serves markets in the United Kingdom, Canada, Europe, Australia, Mexico, Asia and the Pacific Rim. The Company’s product lines include some of the world’s most recognizable brands, including Precious Moments, Walt Disney Classics Collection, Nickelodeon, Heartwood Creek, Halcyon Days, Lilliput Lane and Border Fine Arts, among others.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial data as of September 30, 2004 and for the three and nine months ended September 30, 2004 and September 30, 2003 has been prepared by Enesco, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These Consolidated Condensed Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Enesco’s Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, these Consolidated Condensed Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of Enesco’s financial position as of September 30, 2004, results of operations for the three and nine months ended September 30, 2004 and September 30, 2003, and cash flows for the nine months ended September 30, 2004 and September 30, 2003. The results of operations for interim periods are not necessarily indicative of the operating results for full fiscal years or any future period. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods.

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

Payments for Interest and Income Taxes

Enesco made cash payments for interest and income taxes as follows (in thousands):

	Nine Months Ended
	September 30
	2004	2003
Interest	$434	$294
Income taxes	$2,343	$1,989

Accounting for Stock – Based Compensation

As of September 30, 2004, the Company maintains three stock-based employee compensation plans and one Non-Employee Director Compensation Plan. The Company accounts for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock option-based compensation cost is reflected in net income (loss), as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per common share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands except per share amounts).

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Net income (loss) as reported	$1,039	$4,597	$(4,515)	$3,980
Deduct: Total stock option-based compensation expense determined under fair value based method for all awards, net of related tax effects	(349)	(346)	(1,046)	(1,037)

Pro forma net income (loss)	$690	$4,251	$(5,561)	$2,943

Earnings (loss) per common share:
Basic — as reported	$0.07	$0.33	$(0.32)	$0.28

Diluted — as reported	$0.07	$0.32	$(0.32)	$0.28

Basic — pro forma	$0.05	$0.30	$(0.39)	$0.21

Diluted — pro forma	$0.05	$0.29	$(0.37)	$0.21

3. Comprehensive Income (Loss):

Other comprehensive income (loss) consists only of cumulative foreign currency translation adjustments. Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income (loss)	$1,039	$4,597	$(4,515)	$3,980
Other comprehensive income:
Cumulative translation adjustments, excluding tax effects	997	135	1,093	3,353

Comprehensive income (loss)	$2,036	$4,732	$(3,422)	$7,333

4. Geographic Operating Segments:

Enesco operates in the giftware, collectible and home décor industries, predominantly in two major geographic areas (United States and International). The following table summarizes operations by geographic classification for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net Sales
United States	$54,942	$48,220	$120,082	$118,387
United States inter-company	(216)	(145)	(691)	(606)
International	29,694	23,868	75,227	61,640
International inter-company	(195)	(177)	(828)	(632)

Total consolidated	$84,225	$71,766	$193,790	$178,789

Operating Profit (Loss)
United States	$(533)	$4,316	$(12,387)	$806
International	2,537	2,813	5,530	5,831

Total consolidated	$2,004	$7,129	$(6,857)	$6,637

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

5. Other Income (Expense), net:

Other income (expense), net for the three and nine months ended September 30, 2004 and 2003 consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Foreign currency loss	$(2)	$(1)	$(8)	$(1)
Gain (loss) on sale of fixed assets	—	(3)	10	(8)
Bank charges and other	(546)	(335)	(1,150)	(965)

	$(548)	$(339)	$(1,148)	$(974)

6. Earnings (Loss) per Common Share (Basis of Calculations):

The number of shares used in the earnings (loss) per common share computation for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Basic average common shares outstanding	14,356	14,065	14,250	14,000
Dilutive effect of stock options and warrants	313	396	—	344

Diluted average common shares outstanding	14,669	14,461	14,250	14,344

The average number of diluted shares outstanding for the nine months ended September 30, 2004 excludes common stock equivalents relating to options and warrants because they would have been antidilutive in calculating the loss per share. Had Enesco reported a profit for the nine months ended September 30, 2004, the number of average shares diluted would have increased by 313 thousand. Additionally, options to purchase 1.4 million and 1.0 million shares were outstanding during 2004 and 2003, respectively, but were not included in the computation of diluted earnings (loss) per share because the options’ exercise price was greater than the average market price of the common shares.

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

Enesco’s current hedging activity is limited to foreign currency purchases and inter-company foreign currency transactions. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. Enesco hedges these exposures by entering into various foreign exchange forward contracts. Derivative instruments are carried at fair value in the Consolidated Condensed Balance Sheets as a component of current assets or current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria are recorded currently in income as cost of sales or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the nine months ended September 30, 2004.

To manage foreign currency risk, as of September 30, 2004, Enesco had entered into forward exchange agreements with a notional value of $4.2 million that will mature within 377 days. These contracts include sales of British pounds sterling and purchases of U.S. dollars at an average exchange rate of 1.81, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.81 and sales of Euros and purchases of U.S. dollars at an average exchange rate of 1.20. The fair value of these contracts is not significant. As of September 30, 2004, Enesco had $53.7 million of interest bearing debt outstanding, of which $45.2 million was revolving credit facility debt with an interest rate of 2.94% and $7.1 million was a term loan with an interest rate of 2.38%. The remaining $1.4 million was primarily revolving credit facility debt with an interest rate of 2.69%.

8. Acquisitions

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

In March 2004, Enesco’s domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg Gift. At the same time, Gregg Gift was added as a borrowing subsidiary under the credit facility. Certain financial covenants relating to the credit facility were modified, including measurements at the end of each quarter.

On July 21, 2004, the Company acquired substantially all of the assets of Dartington Crystal Limited (“Dartington”) through its U.K. subsidiary, Enesco Limited, for approximately $7.0 million in cash. The purchase price was funded by internally generated cash from Enesco Limited. Dartington designs and manufactures a full range of uncut crystal products, such as glassware, bowls, vases, candleholders and giftware. Dartington generated revenues of approximately $16.8 million in 2003.

9. Subsequent Events

New President. On October 1, 2004, Cynthia Passmore–McLaughin was appointed President of Enesco. George R. Ditomassi, a member of the Board of Directors, continues to serve as Interim Chief Executive Officer.

Enesco Limited Plans to Restructure Manufacturing Facility. On October 28, 2004, Enesco Limited announced its plans to restructure one of its manufacturing facilities located in Workington, England, eliminating approximately 28 positions. The annual savings from this restructuring are expected to be approximately $650 thousand.

SEC Ends Investigation. On November 1, 2004, Enesco received notice from the SEC that the SEC has ended its investigation of Enesco and a former officer, and no enforcement action has been recommended.

Amendment to Credit Facility. On November 2, 2004, Enesco entered into an amendment to its U.S. credit facility providing that the December 31, 2004 covenants will be amended on or before November 22, 2004. The November 2nd amendment also provided that certain other provisions of the credit facility will be further amended, including, but not limited to, providing a security interest in selected assets to the lenders. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources Section.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ENESCO GROUP, INC.
NINE MONTHS ENDED SEPTEMBER 30, 2004

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

Third Quarter 2004 Overview

Results for the three months ended September 30, 2004 are summarized as follows:

			Percent of Net Sales
	Quarter Ended September 30,		Quarter Ended September 30,
	2004	2003	2004	2003
Net revenues	84,225	71,766	100.0%	100.0%
Cost of sales	50,027	40,628	59.4%	56.6%

Gross profit	34,198	31,138	40.6%	43.4%
Selling, distribution, G&A	32,194	24,009	38.2%	33.5%

Operating profit	2,004	7,129	2.4%	9.9%
Other expense:
Interest expense	(350)	(97)	-0.4%	-0.1%
Interest income	90	66	0.1%	0.1%
Other income (expense), net	(548)	(339)	-0.7%	-0.5%

Total other expense	(808)	(370)	-1.0%	-0.5%
Income before income taxes	1,196	6,759	1.4%	9.4%
Income tax expense	157	2,162	0.2%	3.0%

Net income	1,039	4,597	1.2%	6.4%

In the U.S., we continue to experience challenges related to our Enterprise Resource Planning (“ERP”) system implementation. Despite a focused effort to resolve the issues, we continue to experience inefficiencies related to order processing and shipping. In our efforts to resolve these issues, we incurred approximately $2.0 million and $3.1 million of costs for the three and nine months ended September 30, 2004, respectively. These costs primarily consist of higher than normal distribution center and customer service labor and overtime, as well as system-related consulting. During the fourth quarter, Enesco expects to spend an amount comparable to the third quarter in associated system implementation costs. As of September 30, 2004, we believe there were approximately $7 million of open orders that could have been shipped in the third quarter had we been able to operate at normal efficiency and capacity levels.

We continued to experience strong growth in net new orders versus the prior year. Year-to-date through September 30, 2004, net new orders of approximately $220 million are up 17% from the same period in 2003. The increased new order levels are being generated in both the U.S. and International markets and are the result of several factors, including but not limited to, successful new product lines like Heartwood Creek and Willow Tree, as well as our expanded relationship with Disney and the acquisitions of Bilston & Battersea, Gregg Gift and Dartington Crystal. Backlog at September 30, 2004 of approximately $39 million is $9 million or 31% higher than a year ago.

International results continue to be strong with net revenues increasing approximately 25% compared to third quarter of 2003.

Enesco’s third quarter 2004 sales of $84.2 million were up 17% versus third quarter 2003 sales. The increase is primarily due to the acquisitions of the Walt Disney Classics Collection license, Gregg Gift and Dartington Crystal, the impact of changes in foreign currency exchange rates, as well as revenue growth in our core business. Third quarter 2004 gross profit increased by 10%, or $3.1 million versus third quarter 2003. Gross margin decreased from 43.4% of net sales in 2003 to 40.6% of net sales in 2004. The decrease in gross margin is due to ERP system implementation issues and changes in the sales mix. Operating expenses increased $8.2 million or 34% this quarter over the same quarter last year. The increase is primarily due to normal operating costs from the acquired businesses, costs related to our ERP system implementation and changes in foreign currency exchange rates. Additionally, costs were incurred in 2004 for new marketing programs, compliance with the Sarbanes-Oxley Act of 2002, severance costs related to former executives and core business sales increases. Operating and net income results were unfavorable for this quarter and the year-to-date periods as compared to 2003 primarily due to operational inefficiencies and higher expenses related to our ERP system implementation.

Net Revenue and Gross Profit

Net sales of $84.2 million in the third quarter of 2004 increased by 17%, or $12.5 million, from $71.8 million in the third quarter of 2003. The increase in net sales for the third quarter of 2004 compared to 2003 was due to acquisitions, changes in foreign currency rates, as well as growth in the core business. Newer product lines favorably impacting third quarter 2004 results include Heartwood Creek by Jim Shore (which comprised approximately 20% of total third quarter sales), Willow Tree and the Walt Disney Classics Collection. Net sales of $193.8 million in the first nine months of 2004 increased by 8.4%, or $15.0 million, from $178.8 million in the first nine months of 2003. The increase in net sales for the first nine months of 2004 compared to the same period last year was primarily the result of the acquisitions, newer product line successes and favorable foreign currency exchange rate impacts, which more than offset the continued decline in Precious Moments and Cherished Teddies sales. While the Gregg Gift acquisition adds seven months of sales to the first nine months of 2004, the Bilston & Battersea acquisition delivered nine months of sales this year as compared to only six months of sales at this point in 2003. The acquisition of Dartington Crystal adds two months of sales only to 2004. The Walt Disney Classics Collection also produced nine months of revenue in 2004, which is incremental versus 2003. Heartwood Creek by Jim Shore, Willow Tree and other product lines like My Little Kitchen Fairies, Circle of Love and Growing Up Girls all continue to perform well. Enesco’s Precious Moments lines represented approximately 21.6% of 2004 year-to-date sales compared to 32.2% for 2003. The Heartwood Creek line represented approximately 13.5% of 2004 year-to-date sales compared to 5.0% for 2003.

Net new orders of approximately $220 million year-to-date for 2004 were an increase of 17% versus the comparable period of 2003. Net open orders (backlog) of approximately $39 million at September 30, 2004 were up $9 million, or 31%, from the same point in time last year. Backlog represents orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests. We believe the increase in backlog is mainly due to higher demand in the United States primarily for Heartwood Creek product and the effect of acquisitions, as well as unshipped orders due to ERP system implementation issues.

Gross profit for the third quarter of 2004 of $34.2 million was 40.6% of net sales as compared to the third quarter of 2003 gross profit of $31.1 million, which was 43.4% of net sales. Gross profit for the first nine months of 2004 was $81.6 million or 42.1% of net sales, as compared to gross profit for the first nine months of 2003 of $77.3 million, which was 43.2% of net sales. The changes in gross profit for third quarter 2004 and the first nine months of 2004 as compared to the same periods last year are primarily due to ERP system implementation issues and changes in the product mix. Gross profit may be affected in the future by changes in vendor pricing, obsolescence charges, changes in shipment volume, price competition and changes in distribution channel, geographic or product mix.

Selling, Distribution, and General and Administrative Expenses

Selling, distribution, and general and administrative expenses (operating expenses) for the third quarter of 2004 of $32.2 million, reflected an $8.2 million or 34% increase over the third quarter of

2003. Operating expenses year-to-date of $88.5 million represent a $17.9 million or 25% increase over 2003. The increase in operating expenses in the third quarter and first nine months of 2004 as compared to 2003 is primarily due to the inclusion of normal operating expenses from the acquisitions, the impact of foreign currency exchange rate changes, as well as costs related to the continued ERP system implementation efforts. Additional costs were also incurred in 2004 for Precious Moments marketing efforts, compliance with the Sarbanes-Oxley Act of 2002, and severance expenses related to former executives.

Operating Profit (Loss)

In the third quarter of 2004, Enesco generated an operating profit of $2.0 million compared to a $7.1 million operating profit in 2003. Enesco incurred an operating loss of $6.9 million for the first nine months of 2004, compared to a $6.6 million operating profit during the first nine months of 2003. The 2004 quarterly and nine months year-to-date operating income (loss) variances versus 2003 are primarily the result of higher ERP system implementation costs and continued (operating expense) investment in Precious Moments marketing efforts.

Interest and Other Income (Expense), Net

Interest expense of $350 thousand for the third quarter of 2004 was $253 thousand higher than the third quarter of 2003 primarily due to increased loan balances and higher interest rates. Other expense, net, for the third quarter of 2004 was $548 thousand compared to $339 thousand in 2003. The increase is due to higher bank and credit card processing costs.

Interest expense of $624 thousand for the first nine months of 2004 was $17 thousand less than the first nine months of 2003. The decrease in interest expense is primarily due to an Illinois income tax audit settlement paid in 2003. Interest income for the first nine months of 2004 is $345 thousand compared to $472 thousand in 2003. The decrease in interest income in 2004 is due to interest income received on an Illinois tax refund in 2003, as well as increased interest income due to higher invested cash balances in 2003. Other expense, net, for the first nine months of 2004 is higher by $174 thousand.

Provision for Income Taxes

The effective tax rate was 13.1% for the third quarter of 2004 and 45.5% for the first nine months of 2004. The comparable tax rates were 32.0% and 27.6% for third quarter and year-to-date 2003, respectively, reflecting the geographical mix of earnings. The effective tax rate differs from the U.S. statutory rate primarily due to the varying tax rates of foreign jurisdictions. Our future effective tax rates could be affected if the mix of earnings varies in countries that have higher or lower statutory rates or if tax laws and regulations change.

International Economies and Currencies

We conduct business globally. Accordingly, our future results could be materially affected by a variety of uncontrollable and changing factors including, among others, changes in foreign currency exchange rates; regulatory, political, or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; and the effects of terrorist activity, armed conflict, epidemics and natural disasters. Any or all of these factors could have a material impact on our future results.

As a global concern, we face exposure to changes in foreign currency exchange rates. These exposures may change over time and could have a material impact on our financial results and cash flows. Historically, our primary exposures have related to non-U.S. dollar-denominated transactions in Canada and Europe, as well as U.S. dollar-denominated inventory purchases by our international operating units.

At the present time, we hedge only those currency exposures associated with certain assets and liabilities denominated in foreign currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activity undertaken by Enesco is intended to offset the impact of currency fluctuations on certain foreign currency transactions. See Note 7, “Financial Instruments,” to the Consolidated Condensed Financial Statements for additional information.

Liquidity and Capital Resources

Enesco has historically satisfied working capital requirements with internally generated funds and short-term loans. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter. For additional discussion, see the Risk Factors section below. Cash and cash equivalents were $11.0 million on September 30, 2004.

Operating cash flows are a function of net income (loss) plus non-cash expenses such as depreciation, and our ability to manage working capital. Cash used by operating activities in the first nine months of 2004 was $34.5 million. The major uses of funds for operating activities were the net loss and the related change in taxes payable, increased accounts receivables and increased inventory. Increased accounts receivables since December 31, 2003 is primarily due to the addition of accounts receivable from the acquisitions and the impact of changes in foreign currency translation rates. The inventory increase is primarily due to the acquisitions and ERP system implementation-related delays in processing shipments.

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

Cash used by investing activities in the first nine months of 2004 was $18.1 million, primarily due to the acquisitions of Gregg Gift on February 29, 2004 and Dartington Crystal on July 21, 2004. Additional costs were also incurred for computer hardware and software-related purchases for the new ERP system implementation.

Cash provided by financing activities in the first nine months of 2004 was $51.9 million, due to increased borrowings related to the acquisitions of Gregg Gift and Dartington Crystal, as well as working capital requirements.

In June 2003, Enesco entered into a new three-year domestic $50.0 million unsecured revolving credit facility that includes Enesco International (H.K.) Limited as a borrowing subsidiary. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing the Company’s shares and paying dividends. In addition, Enesco is required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of each quarter and a minimum annual operating profit covenant.

In March 2004, Enesco’s domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg Gift. At the same time, Gregg Gift was added as a borrowing subsidiary and certain financial covenants were modified.

In August 2004, Enesco negotiated a $10.0 million temporary increase to its $57.7 million credit facility to meet anticipated seasonal requirements for working capital. The total credit facility is currently $67.7 million. Following December 31, 2004, the credit facility will revert back to $57.7 million. The modification is not expected to have a material effect on Enesco’s liquidity or the ability of Enesco to meet working capital requirements.

As of September 30, 2004, all covenants under the revolving credit agreement were complied with or waived. However, it is expected that Enesco will be in violation of certain financial covenants as of December 31, 2004. The Company’s management is currently working with its lenders and on November 2, 2004, signed an amendment to its credit facility providing that the December 31, 2004 covenants will be amended on or before November 22, 2004. The November 2nd amendment also provided that certain other provisions of the credit facility will be further amended, including but not limited to, providing a security interest in selected assets to the lenders on or before November 15, 2004. Because the December 31, 2004 covenants have not yet been amended, Enesco has reclassified $5.8 million of long-term debt to a current liability as of September 30, 2004. There has been no demand for acceleration of any debt payments by the lenders and Enesco continues to borrow funds under its domestic and international credit facilities to meet working capital needs.

Based on the expected amendment to our revised credit facility discussed above, we believe that our current cash and cash equivalents, cash generated from operations, and available financing including the increased credit facility amount, will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. Enesco is also in the process of reviewing certain financing alternatives available to it including, but not limited to, the sale and leaseback of its real estate. Also, in the course of pursuing growth opportunities, including but not limited to acquisitions and alliances, Enesco may need to negotiate additional or amend existing credit facilities. In addition, there are no transactions, arrangements or other relationships with unconsolidated entities or other persons, as of September 30, 2004, that are reasonably likely to materially affect liquidity or requirements for capital resources.

The principal sources of Enesco’s liquidity are its available cash balances, cash from operations and available financing. At September 30, 2004, Enesco had formal and informal unused lines of credit of approximately $14.6 million. As of September 30, 2004, Enesco had $53.7 million of interest bearing debt outstanding.

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

Our ability to operate efficiently, including order processing, shipment, invoicing and collection of accounts receivable is dependent in a large part on Enesco’s systems functioning properly and efficiently. Currently, in the U.S. we are experiencing challenges related to our 2004 ERP system implementation. In the event that we are not able to effectively complete the implementation of the ERP system, our operating results will continue to be negatively impacted.

We are evaluating our internal control systems in order to allow management to report on, and our Independent Public Accounting Firm to attest to, our internal controls, as required by Section 404(a) of the Sarbanes-Oxley Act of 2002 (Section 404). We are in the process of documenting and testing our system of internal controls. As a result, we are incurring additional expenses and a diversion of management’s time. We may encounter unexpected delays while completing the process of complying with the requirements of Section 404, therefore we cannot be certain as to the timing of completion of our evaluation, documentation, testing and any remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404(a) in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or the New York Stock Exchange. Any such action could adversely affect our financial results and the market price of our common stock.

The results of operations for any quarter or fiscal year are not necessarily indicative of results to be expected in future periods. Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of a number of factors. These factors include:

—	Changes in economic conditions and specific market conditions, including interest rate changes

—	The ability to secure, maintain and renew popular licenses, particularly our licenses for Precious Moments, Heartwood Creek, Cherished Teddies and Disney

—	Fluctuations in demand for our products

—	Manufacturing lead times

—	The effects of terrorist activity and armed conflict that could cause a disruption in global economic activity, changes in logistics and security arrangements, particularly with respect to our reliance on manufacturing facilities in China

—	The timing of orders, timing of shipments and our ability to forecast and meet customer demands

—	Inventory levels and purchase commitments below or exceeding requirements based upon future demand forecasts

—	Price and product competition in the giftware industry

—	The trend toward retail store consolidation in the card and gift channel in the United States and our ability to collect accounts receivable

—	Variations in sales channels, product costs or mix of products sold

—	The geographical mix of our revenue and the associated impact on gross margin

—	Our ability to achieve targeted expense reductions particularly in the United States’ operations

—	Our ability to identify and complete acquisitions and the results of those acquired operations

—	Actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates (including items potentially impacted by the implementation of the ERP system in the U.S.) used in determining the amounts of certain assets (including the amounts of related allowances), liabilities and other items reflected in our financial statements.

As a consequence, operating results for a particular future period are difficult to predict. Any of the foregoing factors, or any other factors discussed elsewhere herein, or any other factors that are not presently known to us, could have a material adverse effect on our business, results of operations and financial condition.

Gross margin may be adversely affected in the future by increases in vendor costs, excess inventory, obsolescence charges, changes in shipment volume, price competition and changes in channels of distribution or in the mix of products sold. Gross margin may also be impacted by geographic mix of product sold.

Our ability to import products and satisfy customer orders on a timely basis is affected by the availability of, and demand for, quality production capacity abroad. We compete with other importers of giftware products for the foreign manufacturing sources that can produce high-quality products at affordable prices. While we believe that there are other manufacturing sources available for our product lines, any loss, disruption or substantial reduction of sourcing capability or shipping from one or more of our key manufacturing facilities could have a significant short-term adverse effect on our operations. We are subject to the following risks inherent in foreign manufacturing: fluctuations in currency exchange rates; labor, economic and political instability; the effects of terrorist activity, armed conflict and epidemics, causing disruption in global economic activity and changes in logistics and security arrangements; cost and capacity fluctuation and delays in transportation, dockage and materials handling; restrictive actions by foreign governments; nationalizations; and the laws and policies of the United States affecting importation of goods, including duties, quotas and taxes. Since the terrorist attacks on September 11, 2001 and the SARS epidemic, the U.S. Customs Service has enacted various security procedures affecting the importation of goods. Such procedures could adversely affect the cost and timing of our receipt of goods from our foreign manufacturers. In December 2003, the office of U.S. Customs and Border Protection certified Enesco as a member of the Customs Trade Partnership Against Terrorism (CTPAT). The Department of Homeland Security instituted CTPAT as a means to identify low risk importers and allow the free flow of goods even under heightened security conditions. Enesco’s certification is strategically important since it may help reduce the risk of significant delays in the importation of our product.

The principal competitive risks in the markets in which we presently compete and may compete in the future are: performance; price; collectibility of our products; market presence; new product introductions; product costs; differentiation of new products from those of our competitors; and time to market for new products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. As such, Enesco is exposed to foreign exchange risk since purchases and sales are made in foreign currencies. In addition, Enesco is subject to interest rate risk on outstanding borrowings. Enesco may reduce its exposure to fluctuations in interest rates and changes in foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco currently does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors its foreign currency exposures and ensures that the hedge contract amounts do not exceed the amounts of the underlying exposures. To manage foreign currency risk, as of September 30, 2004, Enesco had entered into forward exchange agreements with a notional value of $4.2 million that will mature within 377 days. These contracts include sales of British pounds sterling and the purchase of U.S. dollars at an average exchange rate of 1.81, a sale of U.S. dollars and the purchase of British pounds sterling at an average exchange rate of 1.81 and sales of Euros and purchases of U.S. dollars at an average exchange rate of 1.20. The fair value of these contracts is not significant. As of September 30, 2004, Enesco had $53.7 million of interest bearing debt outstanding.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-Q, Enesco carried out an evaluation, under the supervision and with the participation of Enesco’s management, including Enesco’s (i) Interim Chief Executive Officer (“CEO”) and (ii) Controller, of the effectiveness of the design and operation of Enesco’s disclosure controls and procedures. Since June 30, 2004, the following changes are noted: (a) In August 2004, Enesco’s Chief Financial Officer resigned and a successor has not yet been named; (b) We are in the process of complying with the requirements of Section 404(a) of the Sarbanes-Oxley Act. As a result of this effort, we have identified certain process improvements and other internal control issues that we are in the process of addressing and/or documenting. Based on the evaluation as of the end of the period covered by this 10-Q, Enesco’s management, including the Interim CEO and Controller, concluded that Enesco’s disclosure controls and procedures are operating effectively as designed.

We are committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our Interim CEO and Controller, does not expect that our controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within Enesco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 13, 2004, the staff of the Securities and Exchange Commission (“SEC”) informed Enesco that the SEC staff was considering recommending that the SEC bring a civil action against Enesco for possible violations of the U.S. securities laws, related to trading in Enesco’s securities in the April-September 2000 time period. If the SEC were to file suit against Enesco, the staff indicated that they would expect to seek disgorgement of approximately $1.2 million of alleged profits, penalties in an unspecified amount and an injunction against further violation of U.S. securities laws. As permitted under SEC procedures, Enesco responded in writing to the SEC in March 2004.

On February 19, 2004, the SEC further informed Enesco that the SEC staff was considering recommending that the SEC bring a civil action against a former Senior Vice President and General Counsel of Enesco, for possible violations of the U.S. securities laws related to trading in Enesco’s securities in the April-September 2000 time period. As permitted under SEC procedures, the former officer responded in writing to the SEC in March and May 2004.

On November 1, 2004, Enesco received notice from the SEC that the SEC has ended its investigation of Enesco and the former officer, and that no enforcement action has been recommended.

In the ordinary course of Enesco’s business, there have arisen various other legal proceedings pending against Enesco and its subsidiaries. While we cannot predict the eventual outcome of these proceedings, we believe that none of these proceedings will have a material adverse impact upon the consolidated financial statements of Enesco.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Third Amendment to the Second Amended and Restated Senior Revolving Credit Agreement.

31.1	Certification of Interim Chief Executive Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Controller under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of Interim Chief Executive Officer Pursuant to Section 906 of the Sabanes-Oxley Act of 2002

32.2	Statement of Controller Pursuant to Section 906 of the Sabanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENESCO GROUP, INC.
(Registrant)

Date: November 8, 2004	/s/ George R. Ditomassi
George R. Ditomassi Interim Chief Executive Officer

Date: November 8, 2004	/s/ Anthony P. Caravello
Anthony P. Caravello Controller