Form 10-K
period 2004-12-31
ENESCO GROUP INC
filed 2005-03-31
CIK 93542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-1349

Enesco Group, Inc.
(Exact name of registrant as specified in its charter)

Illinois	04-1864170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Windsor Drive, Itasca, Illinois (Address of principal executive offices)	60143 (Zip Code)
Registrant’s telephone number, including area code
(630) 875-5300
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.125 per share, together with the Associated Common Stock Purchase Rights (“Common Stock”)	New York Stock Exchange Pacific Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)          Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the registrant was $125,130,468 on June 30, 2004.
      The number of shares outstanding of the registrant’s Common Stock as of March 21, 2005 was 14,639,521 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Supplemental Retirement Plan
2005 Bonus Plan
Senior Leadership Bonus Program 2005
Subsidiaries
Consent of Independent Registered Public Accounting Firm
Power of Attorney
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

ENESCO GROUP, INC.

Cautionary Factors That May Affect Future Results

This report and other written reports and oral statements made from time to time by Enesco and its management may contain cautionary or “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.

These statements can be identified by the use of the words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words of similar meaning. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as legal proceedings, and financial condition. Forward-looking statements give current expectations or forecasts of future events. They do not relate strictly to historical or current facts.

Any or all of the forward-looking statements made in this report and in any other public statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that actual future results of operations may vary materially from forward-looking statements. Any forward-looking statements made in this report speak only as of the date of such statement. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. However, you should consult any further disclosures we make on related subjects in Forms 10-Q, 8-K, 10-K or other reports filed with the Securities and Exchange Commission.

It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Some such factors are:

Business Environment

•	Day-to-day effects of current economic conditions and market fluctuations. This includes contributing factors such as interest and foreign currency rate changes, which may create a positive or negative impact on operations.

•	Consumer interest in products is seasonal and may vary based on current market demand fluctuations, and time of year.

•	Effects of terrorist activity and armed conflict, possibly causing a business disruption in global economic activity, changes in logistics, and security arrangements. This is particularly significant with respect to our heavy reliance on external manufacturing facilities located in China.

•	Competitive activities, particularly those of our main competitors, can significantly influence giftware prices and product demand.

•	The level of success of our new product introductions and those of our competitors will impact our competitive position.

•	Ability to realize projected cost savings considering the evolving business and regulatory environment, and the degree of success in implementing planned organizational restructurings and process improvements, particularly among the operations in the United States.

•	Ability to continue to renew or enter into new credit facilities to finance operational requirements at competitive cost and interest rates.

•	Ability to timely and efficiently resolve current and future Enterprise Resource Planning (ERP) system issues with partial reliance on the Company’s former legacy functioning operating systems.

Sales Environment

•	Ability to secure, maintain and renew licenses, particularly Jim Shore (Heartwood Creek), Priscilla Hillman (Cherished Teddies), Disney and Precious Moments, which have been top performers and make up approximately 40% of associated product line revenues.

•	Changes in the geographical mix of revenue for the United States and International will impact gross margin.

•	Mass retailers’ attempts at direct sourcing and determining the right product designs.

•	Sales and profitability can be affected by changes over time in consumer preferences from one type of product to another. This may create a shift in demand from products with higher margins to those with lower margins, or to products we do not sell at all.

Production, Procurement and Distribution

•	Timing of customer orders, shipments to the United States from China manufacturing facilities, and the ability to forecast and meet customer demands for products in a timely and cost-effective manner.

•	Ability to understand metrics to track and effectively manage manufacturing and supply chain lead times, which cause fluctuations in inventory levels and order fulfillment timeliness, can influence demand.

•	Fluctuations in customs regulations, tariffs, freight, and political changes can adversely affect results of operations.

•	Availability to source products due to changes in conditions that impact suppliers including environmental conditions, laws and regulations, litigation involving suppliers, transportation disruptions, force majeure events and/or business decisions made by suppliers could have an adverse impact on operating results.

Legal and Other

•	The actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates (including items potentially impacted by the implementation of the ERP system in the United States) used in determining the value of certain assets (including the amounts of related allowances), liabilities, claims of undetermined merit and amount asserted against us for various legal matters and other items reflected in consolidated financial statements.

•	Risk of trademarks and license infringements, and our ability to effectively enforce our rights.

P A R T    I

ITEM 1. BUSINESS.

General

Enesco Group, Inc. (the “Company” or “Enesco”) is a corporation organized in 1937. Enesco’s corporate headquarters are located at 225 Windsor Drive, Itasca, Illinois 60143. Enesco is a world leader in the gift, home décor, garden accessories, and collectible industries. Enesco distributes products to a wide variety of specialty gift retailers, home décor boutiques, garden stores, as well as mass-market chains and direct retailers. Internationally, Enesco serves markets in the United Kingdom, Canada, Europe, Australia, Mexico, Asia and the Pacific Rim. The Company’s product lines include some of the world’s most recognizable brands, including, Heartwood Creek by Jim Shore, Walt Disney Company, Walt Disney Classics Collection, Pooh & Friends, Nickelodeon, Bratz, Halcyon Days, Lilliput Lane, Border Fine Arts, Cherished Teddies and Precious Moments, among others.

Products include diverse lines of accent furniture, wall décor, garden accessories, frames, desk accessories, figurines, cottages, musicals, music boxes, ornaments, waterballs, candles, tableware, general home accessories and porcelain bisque figures.

Enesco believes that demographic and economic trends support growth in home decor, garden and gift lines. The home décor, gift and collectibles market for 2005 is estimated at $67 billion, and is estimated to be growing at greater than 4% annually (1) . The home redecoration focus continues to grow in the United States as interest rates stay low. Outdoor living is a burgeoning lifestyle trend in the United States, especially as the population shifts to the Sunbelt. The Company’s primary customer is a woman over 25, with increased buying power. Enesco management believes that the home décor, gift and collectibles product categories have good opportunities for positive growth potential.

     (1) Home Accents Research 2004 (2005 is a projection).

Product

Enesco’s gift, home décor, garden accessories and collectible product lines consist of approximately 25,000 stock keeping units (SKU’s) worldwide, including approximately 6,000 SKU’s sold in the United States. The product lines are comprised of: 1)

products licensed by Enesco and its subsidiaries from independent creative designers; 2) Enesco’s collection of proprietary designs; and 3) products distributed by Enesco under third-party distribution arrangements. The majority of Enesco products are manufactured in China and have suggested retail prices ranging between $5 to $500.

The best known 2004 trademark and copyright licensed Enesco product lines include:

• Walt Disney Company	• NASCAR®	• Mary Engelbreit™
• Walt Disney Classic Collection®	• Rosalind Walshe®	• John Deere®
• Pooh & Friends®	• Children of the Inner Light®	• Rudolph the Red-Nosed Reindeer®
• Nickelodeon®	• Halcyon Days®	• Precious Moments®
• Bratz™	• My Little Kitchen Fairies™

The owned 2004 trademarks and copyright licensed Enesco product lines include:

• Heartwood Creek™ by Jim Shore	• Cherished Teddies®

The best known 2004 proprietary Enesco product lines include:

• Foundations®	• Lilliput Lane™	• Blooming Wild™
• Dartington Crystal®	• Circle of Love™
• Growing Up Birthday Girls®	• Border Fine Arts™

The best known 2004 distributed Enesco product lines include:

• Nachtmann	• Willowtree	• Publications International

In January 2004, Enesco expanded its relationship with Disney by becoming the exclusive global licensee for the Walt Disney Classics Collection and assuming management of the Walt Disney Collectors Society. The collection consists of sculpted figurines that recreate moments from Disney’s popular animated films. It is sold through an independent sales force and is available globally at fine gift and collectible stores, select Disney Stores, DisneyStore.com, Disney catalog and Disney Theme Parks and Resorts around the world.

The Heartwood Creek by Jim Shore decorative line accounted for approximately $34 million or 13% of 2004 consolidated net revenues. The product line revenues increased 189% over the year 2003, making it the third year for increasing revenues from the product line.

The most desired collectible lines in 2004 included, Walt Disney Classics Collection, Cherished Teddies and Precious Moments. New items and limited edition pieces are introduced each year to consumers. Also, yearly, a number of existing pieces are retired from the product lines to allow for new introductions and to keep each line balanced based on consumer demand. The collectible lines are marketed to promote ongoing business and consumer interest.

Collector clubs are an integral component of the Enesco marketing program for the collectible product lines. Consumers may subscribe for exclusive product offerings and newsletters as a member of the Enesco clubs. During 2004, the number of active memberships for the Precious Moments and Cherished Teddies’ collectors clubs decreased by approximately 20% from 2003 membership levels, continuing a downward trend indicative of the declining market interest and demand for these collectible products. In 2004, Enesco assumed management of the Walt Disney Classics Collection collectors club, adding over 28,000 members to Enesco’s collectible clubs. There were over 250,000 active members among all Enesco collectible clubs at the end of 2004.

The product lines sold to mass retailers in the United States are growing and include many name brand licensed products, such as Disney, Nickelodeon, Bratz, NASCAR and John Deere, which are popular with consumers.

Enesco expanded the breadth of its product offerings in 2004 while minimizing costs, by entering into several strategic distribution arrangements. The current alliances include:

•	Nachtmann Crystal — for Enesco to sell a line of crystal giftware in England and Ireland. Enesco has been selling the line in the United States, but expects to discontinue United States sales in the second quarter of 2005 primarily due to a change in distribution strategy by new ownership of Nachtmann Crystal.

•	Publications International — for Enesco to sell a line of gift books and stationery products to card and gift stores in the United States.

•	Enchanted Accessories — for Enesco to sell a line of picture frames to the card and gift stores in the United States.

•	Enchanted Moments — for Enesco to sell a line of wedding accessories to the card and gift stores in the United States.

For the United Kingdom, France and Canada, the Company has also entered into a number of distribution arrangements, including Demdaco (resin figurines), About Face Designs (glass figurines), Amorini (Italian charms & bracelets), selected Department 56 lines and Franz Porcelain (vases).

Selected products developed by Enesco’s Canadian subsidiary are offered in United States showrooms. These products are sold to customers in the United States through Enesco’s Card & Gift channel sales force. During 2004 and 2003, respectively, sales of these products resulted in approximately $3.0 million and $4.0 million respectively, of consolidated net revenues.

Each year, Enesco undertakes a comprehensive review of all products being sold and developed. Using an analysis based on profitability and management judgment, Enesco retires certain SKU’s from its product lines where the potential for consumer demand is low. Each year Enesco introduces new product offerings, on a selective basis, and limits quantities of many items in the collectible lines. During 2005, Enesco plans to execute a more rigorous review of products being marketed worldwide. Management’s goal is to reduce the number of product SKU’s sold to customers in the United States by approximately 10% in order to better manage inventories with a focus on evolving demand and interest levels.

Acquisitions

In February 2004, Enesco acquired Gregg Manufacturing, Inc. d/b/a Gregg Gift Company (Gregg Gift) for $7.3 million. Gregg Gift is a United States-based supplier and distributor of giftware. Gregg Gift’s product line includes book covers, organizers, tote bags, garden and home décor accessories that are distributed through Christian retailers, mass market, catalogs, book shops and card and gift stores. During the first quarter of 2005, Enesco began to integrate certain areas of Gregg Gift, including utilizing Enesco’s field sales force to sell Gregg Gift’s product to independent card and gift retailers.

In March 2004, Enesco’s domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg Gift. At the same time, Gregg Gift was added as a borrowing subsidiary under the credit facility. Certain financial covenants relating to the credit facility were modified, including measurements at the end of each quarter.

In July 2004, Enesco Limited acquired certain assets of Dartington Crystal Limited (Dartington) for $7.0 million. Dartington is a United Kingdom-based designer and manufacturer of uncut crystal. Dartington’s product line includes glassware, bowls, vases, candleholders and giftware.

In 2004, certain administrative functions of Bilston & Battersea Enamels plc (B&B), the April 2003 acquisition, were integrated into Enesco Limited, resulting in annualized savings of approximately $0.3 million in 2004. Enesco paid approximately $4.4 million in cash ($3.7 million net of acquired cash), which resulted in Enesco recording $2.9 million of goodwill related to the purchase.

Markets

Enesco has a presence and competes in three major geographical areas that include the United States, Europe and Canada. The United States accounts for approximately 59%, Europe 30%, Canada 10% and rest of the world 1% of the 2004 consolidated net revenues. Management expects this geographic mix to remain at these approximate proportions in 2005. Europe is primarily the United Kingdom, Germany and France, the rest of the world is Mexico and various other countries.

Customers

Enesco has approximately 40,000 customers worldwide,the Company’s core independent gift retailers, national gift chains, mass merchants, military post exchanges, club stores, home television shopping networks, florists, hospital gift shops, home décor chains and independents, garden stores, jewelry and department stores and catalogues. Some of the major customers during 2004 included: Avon, Army Air Force Exchange Stores, Carlton Cards, CVS, Eckerds, K-Mart, Lowe’s, QVC, Shopko, Target, Walgreens, and Wal-Mart. No single account represented more than 5% of 2004 consolidated net revenues.

Sales and Marketing

United States

During 2004, Enesco operated under a channel and brand matrix structure. The matrix was comprised of business or sales channels, supported by major brand groups. Each channel business unit was responsible for securing new business and expanding sales with existing customers, while improving profit margin and maintaining operating goals. Each brand team was responsible for securing the right products and the right price for a given channel. The channels and brands are ranked based on 2004 revenue:

Channels	Brands

1) Card & Gift	1) Precious Moments
2) Mass & Chain Drug	2) Design Partners
3) Premier	3) Enesco Developed
4) Multi-level Marketing	4) Major Licenses
5) Channel Expansion	5) Strategic Partners
6) Home & Garden	6) Other
7) International Export
8) Other

Channel Structure focuses on customers. Enesco’s top 2004 channel, Card & Gift, makes up approximately 70% of United States revenues or approximately 40% of consolidated net revenues.

During 2004, the Card & Gift channel utilized account-focused sales regions comprised of approximately 200 field sales employees worldwide, including approximately 154 based throughout the United States. Smaller card and gift accounts in the United States and those that are geographically remote, are handled by Enesco’s inside sales account managers. These managers are trained in telephone sales to retailers, including prospecting for new accounts and maintaining a ready line of communication with accounts normally served by field sales. In addition, during 2004 Enesco continued to utilize a team of sales executives to manage the larger, national accounts.

To further strengthen the relationship with independent retailers, in 2004 Enesco launched an innovative web-based program called “PowerChord.” The program allows consumers to shop on-line for the Company’s products through Enesco’s website at www.enesco.com. The technology provides direct access to store locations, facilitating consumer purchases from Enesco’s retailers and minimizing their need to stock large inventories. Consumer traffic to www.enesco.com and the PowerChord area of the website increased approximately 40% since launch, and Enesco expects more retailers to participate in 2005, due to increased revenue volumes during the fourth quarter of 2004.

During the first quarter of 2005, Enesco restructured its United States marketing and sales organization areas to enhance effectiveness of these critical functions and to organize its sales personnel based on whether or not their customers utilize centralized buying versus buying at a single retail outlet. As a result, the Card & Gift and Home & Garden field sales forces were combined in 2005.

Brand Structure focuses on intellectual property assets and the development of strategic relationships and plans. Enesco’s top two 2004 brand categories, Precious Moments and Design Partners, accounted for approximately 57% of the United States net consolidated revenues or approximately 35% of consolidated net revenues.

During 2004, Precious Moments product lines were 33% of consolidated net revenues. Design Partners licensed artists such as Jim Shore (Heartwood Creek), Julie Uleland, Rosalind Walshe, and Randy Ouzts product lines were at 24% of the United States net consolidated revenues. Design Partners gives Enesco a constant stream of new product and design ideas.

Enesco also has other brand structures which include distribution arrangements for the United States, lines developed by Enesco in-house artists including Foundations, Circle of Love, Cherished Teddies, Blooming Wild, and Art of Nature. The Enesco brands provide a strong and profitable core that is unaffected by license agreements. Major licenses include the growing global alliance with the Walt Disney Company and licensed programs with such lines as NASCAR, Bratz and Nickelodeon. These major consumer brands combined with Enesco’s product development capability give these lines geographic and channel breadth.

Enesco’s 2005 marketing structure will focus on brand building, particularly for Enesco developed lines, such as Foundations, Dartington in the United Kingdom, Gregg Gift and lines of products, such as Heartwood Creek by Jim Shore. Enesco is leveraging the talents of outside artists across a range of product categories and price positions.

International

The United Kingdom, Canadian and French operations each have their own employee sales organizations. Enesco also sells its products through distributors in approximately 25 countries around the world. In addition to selling various Enesco-developed product lines in the United Kingdom and several other European countries, Enesco Limited, a subsidiary of Enesco Group, Inc., with its headquarters located in Carlisle, Cumbria, England, oversees the operations of Enesco’s subsidiary located in France and the sales forces in Germany, Holland and Belgium. Enesco Limited also administers the collectors clubs that are based in Europe. The Company’s Canadian subsidiary, N.C. Cameron, sells its various product lines in Canada and administers the collectors clubs based in Canada.

International net revenues of $108.5 million in 2004 increased $16.9 million compared to 2003 net revenues of $91.6 million, and comprised approximately 40% of the Company’s sales in 2004, compared with approximately 36% in 2003 and 30% in 2002. Net revenues increased approximately 18% in 2004 primarily due to the acquisition of Dartington (approximately $7.0 million) and the favorable effect of the foreign currency translation rates (approximately $9.7 million). Net revenues of $71.5 million were recorded in the United Kingdom in 2004 and increased approximately $16.0 million, or 29%, compared to $55.6 million in 2003 primarily due to the acquisitions of Dartington of approximately $7.0 million and B&B, along with favorable foreign currency translation impacts of approximately $7.0 million. Net revenues of $30.1 million were recorded in Canada in 2004 and decreased approximately $0.7 million, or 2%, compared to $30.8 million in 2003 primarily due to a decrease in Precious Moments sales of $2.7 million Cherished Teddies of approximately $0.7 million offset by increased sales of Other of $2.1 million and home décor of $0.6 million.

Programs

Marketing efforts are reinforced with retail or consumer promotional programs, participation at trade and private shows held in major United States and foreign cities, trade advertising, consumer promotions and annual catalogs. Product lines are displayed in eight showrooms located throughout the United States. Showrooms are also located in each of Canada, England, France and Hong Kong. In addition, the Company maintains an interactive consumer information website at www.enesco.com and maintains toll-free telephone lines for retail customers and consumers. Enesco does not sell direct to consumers, except through its collectors clubs in certain instances.

Enesco offers its retail customers various extended payment terms and special programs, depending on sales volume and distribution requirements. These programs extend the payment due date for products, providing the retailer the opportunity to sell the item prior to paying Enesco. Enesco believes its general terms of sale are competitive in the giftware industry.

Design

Enesco has a continuous product development program. The Company believes a factor that is critical to its successes is the ability to design, produce and market new products to provide a competitive advantage in the gift, home and garden décor industries. Revenue growth, in part, is dependent on Enesco’s ability to timely respond to changing trends and to utilize design and production systems to bring new products to market.

A newly structured product development process was implemented in early 2005 that will impact all future product launches. The new process is intended to implement efficiency in lead time cycle and ultimately in the productivity and success of Enesco’s products at retail. This process clarifies artist and consumer driven ideas through a series of gateways, filtering them based on differentiation, consumer relevance, operational fit and economics. Those surviving products become the focus for all development resources and are efficiently brought to market.

Production

The majority of Enesco’s consolidated net revenues are from products sourced from independent manufacturers, with the balance from Enesco-owned manufacturing operations in the United Kingdom.

The products included in the Lilliput Lane, Border Fine Arts and Dartington lines are supplied in part by manufacturing plants owned by Enesco’s subsidiary operating in the United Kingdom. During 2004, Enesco restructured one of its manufacturing plants in the United Kingdom, shifting this production to its remaining United Kingdom sites or to outsourced manufacturers in Asia. For Enesco’s other product lines production by independent manufacturers occurs in the Far East and in the Philippines, Indonesia, Thailand, Europe and Canada . Enesco’s subsidiary in Hong Kong, Enesco International (H.K.) Limited, is involved in management of manufacturers production.

During 2004, Enesco purchased from its three largest contract manufacturers accounted for approximately 14%, 12% and 8%, respectively, of its total purchases. During 2004, approximately 70% of Enesco’s total product purchases came from manufacturing sources located in the People’s Republic of China, which enjoys most-favored nation trade status with the United States. Products are primarily sourced from Taiwan, Thailand, Germany and Japan.

The Company’s ability to import products and thereby satisfy customer orders is affected by the availability of, and demand for, quality production capacity abroad. The Company competes with other importers of specialty giftware products for the limited number of foreign manufacturing sources that can produce detailed, high-quality products at affordable prices. Foreign manufacturing and procurement of imports is subject to the following inherent risks: labor, economic and political instability; cost and capacity fluctuations and delays in transportation, dockage and materials handling; restrictive actions by governments; nationalizations; the laws and policies of the United States affecting importation of goods (including duties, quota and taxes); international political/military/terrorists developments; and foreign trade and tax laws. Moreover, the Company cannot predict what relevant political, legal or regulatory changes may occur, or the type or amount of any financial impact on the Company such changes may have in the future.

Significant to Enesco is its ability to continue to conduct business with vendors located in China, which is continually subject to political uncertainties, the financial impact of which the Company is unable to estimate. To the extent China may have its exports or transaction of business with United States persons subject to political retaliation, the cost of Chinese imports could increase significantly and/or the ability to import goods from China may be materially impaired. In such an event, there could be a material adverse effect on the Company until alternative arrangements for the manufacture of its products were obtained on economic, production and operational terms at least as favorable as those currently in effect.

Enesco’s Vendor Certification Program requires all manufacturing sources, whether affiliates or contract manufacturers, to agree to, and comply with, quality compliance and labor standards established and enforced by Enesco and certain of its licensors.

Enesco has been certified by the Office of United States Customs and Border Protection as a member of the Customs Trade Partnership Against Terrorism (CTPAT). The Department of Homeland Security instituted CTPAT as a means to identify low risk importers and allow the free flow of goods even under heightened security conditions. Enesco’s certification is strategically important since it may reduce the risk of significant delays in the importation of its product. Also, Enesco’s certification will permit Enesco to become, or continue to be, a vendor for certain United States customers who require CTPAT certification as a condition to conducting business.

Distribution

In order to serve customers in the United States, Canada and certain international locations, product is shipped by ocean freight from abroad and then by rail or truck to Enesco’s main warehouse and distribution facility, located in Elk Grove Village, Illinois. This warehouse facility also serves as Enesco’s primary distribution facility and main showroom. Enesco also uses third-party warehouse and distribution facilities in: Fort Mills, South Carolina, to handle the distribution of certain product to mass merchants; and Fenton, Missouri, to handle warehouse and distribution of the Walt Disney Classic Collection in the United States. Shipments from Enesco to its customers are handled by United Parcel Service and other commercial carriers [allowing for contingency plans and removing 100% dependence on one main service].

Enesco’s subsidiaries in the United Kingdom and Canada have distribution facilities to service their operations. Enesco Limited’s main distribution facility is located in Carlisle, England, and it utilizes small distribution facilities in Wolverhampton, England, for the Halcyon Days product line and Torrington, England for the Dartington line.

Enesco experienced transitional and learning curve problems that caused distribution disruptions in the United States related to implementing an ERP system beginning in January 2004. The disruption related to order processing and shipping from Enesco’s main warehouse and distribution facility in Elk Grove Village, Illinois. These inefficiencies and the efforts to resolve them resulted in higher than normal IT consulting, depreciation and customer service expenses in 2004, estimated at $11 million, and delayed or lost revenues which adversely impacted the Company’s financial results. Also, during 2004, Enesco was not able to ship all of its open orders in the United States on a timely basis. Given that Enesco continues to experience distribution difficulties related to its ERP system implementation, the decision was made in December 2004 to revert to the core components of the former legacy software systems in 2005. Enesco is also planning to upgrade certain modules of the legacy software system to provide advanced features and capabilities required by the business. Enesco expects all the changes to be completed by the third quarter of 2005.

Seasonality and Net Open Orders

In addition to Enesco’s home décor, garden and everyday gift products, the Company produces specially designed product for holiday seasons, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day, Halloween and Thanksgiving. Quarterly revenues are influenced by the shipment of seasonal merchandise. Historically, revenues will peak in the third quarter of each year.

At the end of 2004, Enesco had net open orders of approximately $26.0 million, compared to approximately $17.0 million at the end of 2003, or a 56% increase. The increase is primarily due to distribution disruptions related to its United States ERP system. It is standard practice in the giftware industry, however, that orders are subject to amendment or cancellation prior to shipment for various reasons, including credit considerations and product availability. Due to the many external factors that can impact the status of unshipped orders at any particular time, the comparison of open orders in any given year with those at the same date in a prior year is not necessarily indicative of prospective sales results in future years. Management expects improvement in this area as Enesco reverts to its previous legacy systems, with enhancements. The transition is expected to be completed in the third quarter of 2005. Year-end 2004 open orders are scheduled to be shipped during early 2005. The Company has incurred cancelled orders for a number of reasons, primarily due to customer credit considerations and logistics issues from the ERP system implementation.

Competition

Competition is strong in the giftware, collectibles and decorative accent industries in the United States, Canada, United Kingdom and Europe. The competition is highly fragmented among a number of companies and product categories. The principal factors affecting success in the marketplace are originality of product design, quality, price, sales coverage, marketing ability, logistics and sourcing. Enesco’s main competitors in the United States are Hallmark, Department 56, Lladro, Boyd’s Bears, and Russ Berrie, among others. No one competitor is dominant.

Trademarks and Other Intellectual Property

The intellectual property rights associated with Enesco’s licensed product lines are materially important to the Company’s revenues, particularly the Precious Moments, and Heartwood Creek by Jim Shore lines, which accounted for approximately 22% and 13%, respectively, of Enesco’s consolidated net revenues during 2004, compared to 33% and 5%, respectively, for 2003, and 37% and 1% for 2002. The Precious Moments license currently has a term through December 31, 2007, and the Heartwood Creek by Jim Shore license currently has a term through December 31, 2012. No later than September 30, 2005, Enesco and Precious Moments, Inc. will determine whether to terminate their license, renew the license on the same terms currently in effect, or negotiate different terms.

Enesco continuously enters into and renews, license agreements relating to trademarks, copyrights, designs and products, which enable the Company to market new items compatible with its existing product lines to refresh its product offerings for changing consumer preferences and to reduce the risk of dependency on one line. Enesco’s licenses are either non-exclusive or exclusive for specific products in specified channels and territories. Royalties are paid on licensed items and, in some cases, advance royalties or minimum guarantees are required by agreements.

Protection of all of Enesco’s intellectual property, whether owned or licensed, is important to its business. The Company maintains an aggressive and visible program to identify and challenge companies and individuals worldwide who infringe upon its registered trademarks and copyrighted designs.

Enesco owns 317 trademark registrations. The registrations for the Company’s trademarks are currently scheduled to expire worldwide at various times starting in 2005, but can be maintained and renewed provided that the trademarks are still in use for the goods covered by such registration. Enesco has historically renewed its registered trademarks and expects to continue to renew them as business needs require. The extensions will vary based on the specific trademarks.

Employees and Related Matters

As of December 31, 2004, Enesco employed 1,510 employees worldwide, 644 of whom are in the United States. Enesco’s United States-based warehouse personnel are represented by Local Union No. 781 of the International Brotherhood of Teamsters under a contract that expires on June 30, 2007, and includes 166 union member employees. Enesco believes that its labor relations are good. As of December 31, 2004, Enesco’s foreign subsidiaries employed 866 persons. The Dartington factory employees of Enesco Limited are represented by the General Municipal and Boilermakers Union in the United Kingdom under a contract that expires on December 31, 2005. During 2004, Enesco did not incur any work stoppages.

In the first quarter of 2005, Enesco restructured its United States sales and marketing departments, resulting in the elimination of 35 positions. The annual savings are expected to be approximately $2.0 million. The related severance costs of approximately $500,000 will be recorded in the first quarter of 2005. Enesco expects to continue to monitor employee-related expenses and identify opportunities based on business operating plans.

Environmental
Enesco is subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous material. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on the Company’s financial condition. It is possible, however, that environmental issues may arise in the future that Enesco cannot currently predict.

Available Information

The Company makes available, without charge, copies of its Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports filed by Enesco with the SEC and any other of its reports filed with or furnished to the SEC on or through the Investor Relations section of the Company’s website, www.enesco.com, as soon as reasonably practicable after they are filed. You may request a paper copy of materials the Company files with the SEC by writing to Investor Relations, 225 Windsor Drive, Itasca, Illinois 60143 or calling Enesco at (630) 875-5300.

In addition, the following policies and corporate governance documents are available at the Investor Relations section of the Company’s website: Enesco Corporate Governance Guidelines, Enesco Code of Business Conduct and Ethics, applicable to all directors and employees, Audit Committee Charter, Human Resource and Compensation Committee Charter, and Nominating and Governance Committee Charter. Copies of these documents are also available, free of charge, by calling (630) 875-5300 or by sending a request in writing to Investor Relations, 225 Windsor Drive, Itasca, Illinois 60143.

You also may read and copy materials Enesco files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to you on the SEC’s Internet web site at www.sec.gov.

Information on our website is not incorporated into this Form 10-K or the Company’s other securities filings and is not a part of them.

Financial and Other Information
Information required by this item is set forth in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 18 of this Form 10-K, and “Notes to Consolidated Financial Statements” beginning on page 36 of this Form 10-K.

ITEM 2. PROPERTIES.

The following chart summarizes the material real estate holdings of Enesco worldwide:

Location	Description	Owned/Leased	Sq. Ft.	Lease Term

Elk Grove Village, IL USA	Warehouse, Distribution & main showroom	Leased	485,500	Dec. 2009

Itasca, IL, USA	Headquarters office	Owned	101,580	N/A

West Chicago, IL, USA	Warehouse	Leased	78,230	May 2005

Mississauga, Ontario, Canada	Warehouse, Distribution, showroom & offices	Leased	101,000	Dec. 2007

Carlisle, Cumbria, England	Warehouse, Distribution, showroom	Leased	48,500	Dec. 2013

Carlisle, Cumbria England	Warehouse	Leased	35,000	Dec. 2013

Carlisle, Cumbria England	Offices	Leased	11,500	Sept. 2005

Skirsgill, Penrith England	Manufacturing	Leased	20,000	Dec. 2008

Skirsgill, Penrith England	Manufacturing and offices	Leased	13,500	Sept. 2005

Langholm, Dunfrieshire England	Manufacturing and offices	Owned	25,000	N/A

Workington, England	Manufacturing and Offices	Owned	25,000	N/A

Torrington, Devon England	Manufacturing and retail space	Owned	90,000 on 6.2 acres	N/A

Villeneuve Loubet, France	Warehouse, Distribution showroom & offices	Leased	55,972	Dec. 2006

Management in the United States is in pursuit of real estate options relevant to the headquarters office, including the possible sale of the building and/or a sale lease back, in pursuit of a lower facility cost. The Company also leases showrooms in eight major market locations in the United States and one in Hong Kong for the marketing and sale of products. The facilities of Enesco are adequate, suitable and of sufficient capacity to support Enesco’s current operations.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of Enesco’s business, there have arisen various legal proceedings pending against Enesco and its subsidiaries. While the Company cannot predict the eventual outcome of these proceedings, it believes that none of these proceedings will have a material adverse impact upon the consolidated financial statements of Enesco.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
Enesco executive officers, their respective ages and positions as of March 1, 2005, and a description of their business experience is set forth below. There are no family relationships among any of the executive officers.

Name	Age	Positions	Date First Elected
Cynthia Passmore-McLaughlin	42	President and Chief Executive Officer Director	1/15/05

     Ms. Passmore-McLaughlin began serving as President of Enesco in October 2004, and was named President and CEO and joined the Board of Directors, on January 15, 2005. Prior to Ms. Passmore-McLaughlin joining Enesco, she was Senior Vice President of Customer Marketing and Retail Design for Revlon, Inc. (cosmetics and beauty products) from April 2002 until February 2004. Prior to that, she served as Senior Vice President, Customer Business Management North America for Revlon, Inc. from April 2001 until April 2003. From March 1999 until April 2003, she was general manager of Revlon Canada and from January 1996 until March 1999 she was regional Vice President Marketing for Europe, Eastern Europe and the Middle East. She also held prior positions with Clairol and Procter & Gamble.

Paula E. Manley	51	Chief Financial Officer	1/24/05

     Prior to Ms. Manley joining Enesco, she was the Chief Financial Officer of Follett Higher Education Group, the country’s largest outsource provider of college bookstores from November 2000 until January 2005. From 1999 to 2000, she was Chief Financial Officer of Einstein Noah Bagel Corporation, one of the largest chains of bagel shops in the U.S. and Vice President of Operations Finance/Controller from 1998 until 1999.

Jeffrey S. Smith	48	Chief Operating Officer	09/06/01

     Mr. Smith previously served as Senior Vice President, Sales and Marketing from February 2003 until November 2004, and Senior Vice President, Operations of Enesco from September 2001 until February 2003. Prior to Mr. Smith joining Enesco in June 2001, he was the Vice President of Supply Chain from 1997 until June 2001, at Rauch Industries, a manufacturer and distributor of Christmas merchandise, and a division of Syratech Corporation. From 1994 to 1997, he was Vice President of Operations of Ambrosia Industries, a manufacturer and marketer of glass giftware. Before joining Ambrosia, Mr. Smith held numerous positions with Anchor Hocking Co., a wholly-owned subsidiary of Newell Rubbermaid, Inc.

Josette V. Goldberg	47	Senior Vice President, Human Resources and Administration	1/17/01

     Ms. Goldberg previously served as Senior Vice President, Human Resources from January 2000 until January 2001, and Vice President of Human Resources of Enesco from June 1999 until January 2000. Prior to Ms. Goldberg joining Enesco in February 1998, she was the Vice President of Human Resources for Household Finance Corporation, a consumer finance division of Household International, from 1996 to 1998. Previously, she spent 11 years with Balcor Company, a real estate and property management division of American Express where she held the position of Senior Vice President of Human Resources and Administration.

M. Frances Durden	48	Vice President, General Counsel, Secretary	3/01/01

     Ms. Durden previously served as Corporate Counsel of Enesco from January 1999 until February 2001. Prior to Ms. Durden joining Enesco in January 1999, she served as Senior Vice President and General Counsel of Michael Anthony Jewelers, Inc. in Mt. Vernon, New York, a jewelry company from 1994 to January, 1999. Previously, she practiced corporate law with an Ohio law firm. Ms. Durden’s employment at the Company will end on April 1, 2005.

Charles E. Sanders	56	Treasurer	2/28/01

     Mr. Sanders previously served as Assistant Treasurer of Enesco from February 2001 until May 2004. Prior to Mr. Sanders joining Enesco in December 2000, he served in various positions, including Vice President, Treasurer and Corporate Secretary, with RDM Sports Group, Inc., or its predecessors in Atlanta, GA., a manufacturer and distributor of fitness equipment, selected toy products and other selected recreational products from 1971 to 2000.

NOTE: All officers are elected for the ensuing year and until their successors are duly elected and qualified.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Enesco Group, Inc.’s common stock is traded on the New York Stock Exchange and Pacific Exchange (symbol: ENC). The following sets forth, for the indicated periods, the high and low sales price for Enesco’s common stock as reported on the New York Stock Exchange.

		2004		2003
		Market Price		Market Price
Quarter	Dividend	High	Low	High	Low

First	$—	$11.98	$9.40	$7.60	$6.45
Second	—	14.94	8.50	9.00	7.01
Third	—	8.94	6.36	8.94	7.00
Fourth	—	8.15	6.05	11.00	8.00

As of March 21, 2005, there were 2,239 record holders of the Common Stock.

Enesco did not declare any dividends in 2004 or 2003. The Company’s revolving credit agreement contains financial and operating covenants, including restrictions on repurchasing Enesco shares and paying dividends.

ITEM 6. SELECTED FINANCIAL DATA.

(In thousands, except per share amounts)	2004	2003	2002	2001	2000
Net revenues	$268,967	$256,426	$262,330	$275,294	$333,031

Cost of sales	162,423	140,714	151,264	167,358	191,269

Gross profit	$106,544	$115,712	$111,066	$107,936	$141,762

Selling, general and administrative expenses	126,252	99,796	97,296	115,534	132,675
Sale of building (gain)	(3,985)	—	—	—	—
Amortization of goodwill	—	—	—	1,950	2,658

Operating profit (loss)	(15,723)	15,916	13,770	(9,548)	6,429
Interest expense	(1,148)	(787)	(747)	(1,523)	(3,196)

Interest income	404	537	286	371	1,161
Other income (expense), net	(1,366)	(1,334)	(1,533)	(1,342)	759

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(17,833)	14,332	11,776	(12,042)	5,153

Income tax benefit (expense)	(27,355)	2,950	8,897	(13,153)	(9,939)

Income (loss) before cumulative effect of a change in accounting principle	(45,188)	17,282	20,673	1,111	15,092
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(29,031)	—	—

Net income (loss)	$(45,188)	$17,282	$(8,358)	$1,111	$15,092

Earnings (Loss) per Common Share:

Basic:
Income (loss) before cumulative effect of a change in accounting principle	$(3.16)	$1.23	$1.49	$0.08	$1.11
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$(2.09)	$—	$—
Net income (loss)	$(3.16)	$1.23	$(0.60)	$0.08	$1.11
Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$(3.16)	$1.20	$1.47	$0.08	$1.11
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$(2.09)	$—	$—
Net income (loss)	$(3.16)	$1.20	$(0.60)	$0.08	$1.11

(In thousands, except per share amounts)	2004	2003	2002	2001	2000

Average shares of common stock — basic	14,309	14,028	13,854	13,708	13,562
Average shares of common stock — diluted	14,821	14,444	14,110	13,836	13,636
Shares of common stock outstanding at year end	14,557	14,164	13,909	13,769	13,612

Balance sheet data (December 31)
Capital expenditures	$4,552	$5,918	$4,284	$2,729	$4,794
Depreciation and amortization	$7,111	$5,236	$5,014	$5,071	$5,948
Working capital	$79,995	$94,351	$76,099	$54,389	$58,931
Total assets	$193,883	$202,468	$179,785	$219,551	$231,479
Total long-term liabilities	$9,838	$3,551	$3,795	$8,938	$11,562
Shareholders’ equity	$109,267	$147,239	$121,913	$126,377	$125,693

Return on average shareholders’ equity	(35%)	13%	(7%)	1%	13%

See footnotes in Five-Year Financial Highlights on page 54-55.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Enesco Group, Inc.

The following discussion provides more depth on the financial condition and results of operations of Enesco and its subsidiaries. This discussion should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Form 10-K. It contains forward-looking statements based on the Company’s current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. The Company undertakes no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth in the section entitled “Cautionary Factors That May Affect Future Results” and elsewhere in this Form 10-K.

Results of Operations Overview

The year 2004 provided both challenges and opportunities for the Company:

•	In January, the Company began the unsuccessful implementation of a new ERP system for the United States operations which adversely affected the timely delivery of product, inventory levels, sales and operating results. In December, the Company decided to abandon this $7.1 million capital investment by mid 2005.

•	On February 29, 2004, the Company acquired Gregg Gift, a California-based manufacturer, for $7.3 million in cash. Gregg Gift manufactures and distributes branded and specialty giftware that includes book covers, organizers, tote bags and home décor accents targeting the growing inspirational marketplace. For the year ended December 31, 2004, Gregg Gift contributed approximately $7.2 million to consolidated net revenues.

•	In April 2004, the CEO and President of Enesco, Daniel DalleMolle, passed away unexpectedly. Tom Bradley, the current CFO was named interim CEO. George Ditomassi, a board member was named interim CEO replacing Tom Bradley, who then left Enesco, in August 2004. Cynthia Passmore-McLaughlin joined Enesco in October as President and in January 2005 was appointed Chief Executive Officer succeeding Mr. Ditomassi.

•	On July 21, 2004, the Company acquired certain of the assets of Dartington through its United Kingdom subsidiary, Enesco Limited, for $7.0 million in cash. The purchase price was funded by internally generated cash from Enesco Limited. Dartington designs and manufactures a full range of uncut crystal products, such as glassware, bowls, vases, candleholders and giftware. For the year ended December 31, 2004, Dartington contributed approximately $6.8 million to consolidated net revenues.

•	On December 17, 2004, the Board of Directors determined the ERP system would be stabilized by using the core components of its former legacy software systems. There are plans to upgrade certain modules of the legacy software to provide advanced features and capabilities required by the business. Enesco incurred accelerated depreciation charges related to the ERP system of approximately $1.0 million in the fourth quarter of 2004, and will include approximately $5.0 million more during the first six months of 2005. These charges are related to the expected discontinuance of the use of the current ERP system. The costs expected related to the implementation and enhancements to be between $1-2 million, and the Company anticipates the changes to be completed in the third quarter of 2005.

•	For the year ended December 31, 2004, the Company incurred a significant net loss compared to the prior year. The loss is due primarily to a $18.6 million non-cash provision to establish a valuation allowance with respect to deferred tax assets related to the uncertainty regarding their future realization and an additional non-cash provision of $17.4 million of deferred taxes on unremitted earnings of foreign subsidiaries due to the planned guarantee in 2005 of the Company’s debt. The Company also incurred approximately $5.0 million of costs related to the ERP system implementation inefficiencies in labor, freight and distribution. In addition, the Company incurred higher SG&A primarily due to ERP related expenditures of approximately $6.0 million, the impact of the change in foreign exchange rates, severance, Sarbanes-Oxley Act of 2002 compliance and acquisition related costs.

•	The Company saw significant sales growth in Heartwood Creek by Jim Shore in 2004, offset mainly by the decline in sales of Precious Moments. The decline had a significant effect on the 2004 operating results.

Critical Accounting Policies —

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts and sales returns, inventory valuations, impairments of tangible and intangible assets, and other special charges and taxes. Actual results could differ from these estimates. When preparing an estimate the Company determines what factors are most likely to affect the estimate. The Company gathers information inside and outside the organization. The information is evaluated and the estimate is made.

The following are the critical accounting policies that management believes could have a significant impact on the financial statements if these judgments, assumptions and estimates used by management turn out to be incorrect. In addition, management has discussed these critical accounting policies with Enesco’s Audit Committee.

Accounts Receivable Allowances —

Doubtful Accounts — Allowances are based on Enesco’s assessment of the collectability of specific customer accounts and the historical write-off percentage applied to outstanding accounts receivable. If there is deterioration in a major customer’s credit worthiness or actual defaults are significantly different than Enesco’s historical experience, due to changes in the business environment or other factors, estimates of the recoverability of amounts due could be affected. There are two parts to this reserve. The first is a general reserve which is calculated by applying the historical write-off percentage to outstanding accounts receivable at period end. This percentage is adjusted yearly to reflect actual experience. At December 31, 2004, this component of the reserve was $1.6 million. The second component of the reserve is for specific accounts where management has determined the collectability of the account is questionable. At December 31, 2004, this comprised $2.1 million of the reserve balance. The total Allowance for Doubtful Accounts balance at December 31, 2004, was $3.7 million which is 5% of accounts receivable.

Sales Returns — This reserve is based on historical trends and has two components. The first is a general reserve which is calculated by applying the historical percentage of sales return for the year. This percentage is adjusted yearly to reflect actual experience. At December 31, 2004, this component of the reserve was $0.6 million. The second component of the reserve is for specific accounts where the customer has taken a deduction or has similarly challenged an invoice and management believes it is likely the claim will be accepted by the company. At December 31, 2004, this comprised $1.2 million of the reserve balance. The total Allowance for Sales Returns balance at December 31, 2004, was $1.8 million which is 3% of accounts receivable.

Inventory Reserves —

Excess/Slow Moving Inventory — At month end, perpetual inventory balances by SKU are compared to unit revenue information for the most recent 12 months revenues history, and any excess is identified.

The portion of inventory determined to be excess is reserved at approximately 30% of cost in order to state that inventory at the lower of cost or market. An entry is made each month to adjust the inventory reserve to the required balance. Historical trends are verified on a yearly basis to confirm the average selling price of excess inventory, which in 2004 was approximately 30% below cost.

At December 31, 2004, the inventory reserve balance was approximately $9.0 million which was 12% of gross inventory.

Inventory Shrinkage — A reserve is established in anticipation of an inventory shrink during the year leading up to the time when the company takes its physical inventory.

This reserve is cleared at year end as part of the year-end physical inventory process. During 2004, the quarterly provision for this reserve was approximately $1.0 million for each of the first three quarters. Management expects to reserve at a lower level in 2005 due to improved operating controls.

Impairments of Tangible and Intangible Assets —

Enesco assesses the recoverability of significant tangible and intangible assets, including goodwill, under Financial Accounting Standards Board (“FASB”) Statement Nos. 142 — “Goodwill and Other Intangible Assets” and 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets.” For property, plant and equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicates that the carrying value of the assets may not be recoverable. For goodwill, The Company performs an annual impairment assessment (or more frequently if impairment indicators arise).

In assessing the fair value of goodwill and assessing the recoverability of the carrying value of property, plant and equipment, management has models that are based on estimates of future operating results and related cash flows.

During December 2004, the Company changed the useful life of the ERP system from seven years to seven months, resulting in additional depreciation of approximately $0.9 million in December of 2004.

Tax Accruals —

Accruals have been established for taxes payable and potential tax assessments. The accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. Enesco has filed and continues to file tax returns with a number of taxing authorities worldwide. While Enesco believes such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. To the extent accruals differ from assessments, when the open tax years are closed or the accruals are otherwise deemed unnecessary at a point in time, the accruals are adjusted through the provision for income taxes.

RESULTS OF OPERATIONS

2004 Compared to 2003 Consolidated Results:

			Percent of Net Revenues
	Year Ended December 31,		Year Ended December 31,
(In thousands)	2004	2003	2004	2003

Net revenues	$268,967	$256,426	100.0%	100.0%

Cost of sales	162,423	140,714	60.4%	54.9%

Gross profit	106,544	115,712	39.6%	45.1%
Selling, general and administrative expenses	126,252	99,796	46.9%	38.9%
Sale of building (gain)	(3,985)	—	(1.5)%	—

Operating profit (loss)	(15,723)	15,916	(5.8)%	6.2%
Interest expense	(1,148)	(787)	(0.4)%	(0.3)%

Interest income	404	537	0.2%	0.2%
Other non-operating income (expense), net	(1,366)	(1,334)	(0.5)%	(0.5)%

Income (loss) before income taxes	(17,833)	14,332	(6.6)%	5.6%
Income tax benefit (expense)	(27,355)	2,950	(10.2)%	1.2%

Net income (loss)	$(45,188)	$17,282	(16.8)%	6.7%

2004 COMPARED to 2003 CONSOLIDATED RESULTS

Net revenues in 2004 of $269.0 million increased $12.6 million, or 5% above the 2003 level of $256.4 million. The increase was primarily due to current year acquisitions of Gregg Gift and Dartington of $14.0 million, successes among newer product lines such as Heartwood Creek by Jim Shore of approximately $22.0 million and Walt Disney Art Classics of approximately $8.0 million, and favorable foreign currency translation rate impacts of approximately $9.7 million. Those revenue increases were partially offset by declining revenues for Precious Moments of approximately $28.0 million and Cherished Teddies of approximately $7.0 million. The remaining decline of approximately $6.0 million resulted from lower revenues in several smaller product lines such as Growing up Birthday Girls, John Deere and Mary’s Moo Moos.

United States net revenues in 2004 of $160.5 million decreased $4.3 million, or 3% below the 2003 level of $164.8 million. The decrease is primarily due to lower collectible market revenues from Precious Moments of $24.8 million, down 32%, and Cherished Teddies of $4.8 million, down 40%, $6.1 million from lower revenues in several smaller product lines such as Growing up Birthday Girls, John Deere and Mary’s Moo Moos and lower mass market promotional revenues of $2.3 million and closeout revenues of $2.6 million. These decreases were partially offset by increased revenues from acquisitions and newer product line’s, such as Heartwood Creek by Jim Shore of approximately $21.0 million and the Walt Disney Art Classics license of approximately $8 million. The acquisition of Gregg Gift provided revenues of $7.2 million during the ten months owned by Enesco. The United States revenue represented 59% of total revenues in 2004 compared to 64% of total revenues in 2003. This decrease of 5% is primarily due to Precious Moments and Cherished Teddies revenue declines which more than offset revenue increases from acquisitions, new product lines in 2004 versus 2003, and increased international revenue.

International net revenues in 2004 of $108.5 million increased $16.9 million, or 18% above the 2003 level of $91.6 million. The increase is primarily due to $6.8 million increased revenues from the Dartington acquisition in July 2004, sales of newer product lines, such as Heartwood Creek by Jim Shore of approximately $2.0 million, smaller product lines of approximately $3.3 million and the favorable effect of changes in foreign currency translation rates of $9.7 million. These increases were offset by declines in Precious Moments of $2.7 million and Cherished Teddies of $2.2 million.

International net revenues represented 41% of consolidated revenues in 2004 compared to 36% in 2003. This increase of 5% is primarily due to local currency revenues which were translated into United States dollars at higher exchange rates in 2004 versus 2003 and the acquisition of Dartington.

Precious Moments net revenues in 2004 of $55.7 million decreased $27.5 million versus 2003. Precious Moments revenues represented 22% of consolidated net revenues in 2004 compared to 33% in 2003. This decrease was primarily due to continued lower consumer demand for collectible figurines.

Cherished Teddies net revenues in 2004 of $12.6 million decreased $7.0 million versus 2003. Cherished Teddies revenues represented 5% of consolidated net revenues in 2004 compared to 8% in 2003. This decrease was primarily due to continued decline in consumer demand for collectible figurines.

The number of collector club members in 2004 for Precious Moments and Cherished Teddies decreased by approximately 20% as compared to the decrease of 21% from 2002 to 2003, primarily due to lower consumer interest in collectible figurines in 2004 versus 2003. Collector clubs provided approximately 2% of consolidated revenue in 2004 compared to approximately 3% in 2003. In 2004, Enesco acquired the Walt Disney Classic Collection collector club which added over 28,000 active members in 2004.

Heartwood Creek by Jim Shore revenues in 2004 of $34.5 million increased $22.6 million above 2003. The nearly two-fold increase is primarily due to higher customer demand for home décor and large-scale figural products, and the added international demand of approximately $2.0 million. Heartwood Creek by Jim Shore revenues represented 13% of consolidated net revenues in 2004 compared to 5% in 2003.

The licensing acquisition of Walt Disney Art Classics provided revenues of $7.8 million in 2004.

Net revenues of newer product lines in 2004, such as Heartwood Creek by Jim Shore, Bratz, Walt Disney Classics Collection and My Little Kitchen Fairies, accounted for approximately 18% of consolidated revenue in 2004 as compared to approximately 6% of consolidated revenue in 2003.

Gross profit in 2004 of $106.5 million decreased $9.2 million, or 8%, below the 2003 level of $115.7 million. The decrease was primarily due to ERP system implementation difficulties, inventory valuation charges, higher freight costs and changes in the overall product mix. Additionally, incremental gross profit from the Gregg Gift and Dartington acquisitions, the new Walt Disney Classics Collection and Heartwood Creek by Jim Shore product lines, and the favorable impact of foreign currency translation rates are partially offset by a volume-related decline in gross profit caused by lower product revenue of collectible figurines lines, Precious Moments and Cherished Teddies. The gross profit margin expressed as a percentage of net revenues was 39.6% in 2004, compared to 45.1% in 2003.

SG&A in 2004 of $126.3 million increased $26.5 million, 27% above the 2003 level of $99.8 million. The increase is primarily due to the normal operating expenses from the Walt Disney Classic Collection license acquisitions, Dartington and Gregg Gift acquisitions, and the of approximately $9.6 million, the impact of foreign currency translation rate changes of approximately $3.5 million, and unplanned costs related to the ERP and system implementation of approximately $5.0 million. Additional costs were incurred in 2004 for marketing efforts for the Precious Moments brands of approximately $1.0 million, Sarbanes-Oxley Act of 2002 compliance of approximately $1.0 million, former executives’ and international severance of approximately $2.3 million, strategic studies of $0.6 million and depreciation on the ERP system of approximately $1.6 million.

In 2004, there was a gain recorded on the sale of the Elk Grove Village warehouse of approximately $4.0 million.

The operating loss of $15.7 million in 2004 compares to operating profit in 2003 of $15.9 million. The decrease in profit is primarily due to lower sales of Precious Moments and Cherished Teddies having an unfavorable impact on earnings of approximately $25.0 million, offset by improved operating income of approximately $14.0 million, primarily due to newer product lines, such as Heartwood Creek by Jim Shore and the acquisitions of the Walt Disney Classics Collection license, Gregg Gift and Dartington. Additionally, the operating loss was increased by ERP-related charges of approximately $11.0 million, higher inventory valuation charges of approximately

$2.0 million, and increased SG&A as described above, offset by the gain on the sale of the Elk Grove building. Geographically, the United States 2004 operating loss of $24.3 million decreased $29.6 million below the income level in 2003 of $5.3 million. International 2004 operating income of $6.8 million reflected a $3.8 million decrease, or 36% below 2003 operating income of $10.6 million.

Interest Expense and Interest Income

Interest expense in 2004 of $1.1 million increased $0.4 million, or 46% above the 2003 level of $0.8 million. The increase is primarily due to higher borrowings and higher interest rates. Interest income in 2004 of $0.4 million decreased $0.1 million, or 25% from the 2003 level of $0.5 million. The decrease was primarily due to lower cash balances available for investments during 2004.

Other Non-Operating Income and Expense

Other expense in 2004 of $1.4 million compared to an expense of $1.3 million in 2003.

Provisions for Income Taxes

Income tax expense in 2004 of $27.4 million compared to a tax benefit of $3.0 million in 2003. In each year, income tax expense (benefit) varies substantially from the amount of income tax expense (benefit) that would be expected by applying the United States federal income tax rate; to income (loss) before income taxes; a reconciliation of these amounts is presented in Note 6 to the consolidated financial statements. In both 2004 and 2003, variances exist between the expected and actual tax expense (benefit) due to the federal deduction for state income taxes, tax rate differences between federal and foreign tax rates, non-deductible expenses, and, in 2003, for changes in accruals for tax assessments. In 2004 a variance also exists due to the Company establishing a valuation allowance of $18.6 million with respect to its net deferred tax asset and the recording of a deferred tax liability of $17.4 million on unremitted earnings of certain foreign subsidiaries that are expected to be guarantors of the parent’s debt in 2005. The parent created an additional net operating loss of $24.6 million in 2004 that did not provide any tax benefit.

Open Orders

Net open orders at December 31, 2004 of approximately $26.0 million increased 53% over the December 31, 2003 level of approximately $17.0 million. The increase is primarily due to higher demand in the United States for new product lines, the effect of acquisitions and unshipped orders resulting from the ERP system implementation issues and fulfillment difficulties. The ERP issues are being addressed by the decision to return to functioning legacy software systems with certain upgrades to provide features and capabilities needed by the business. Open orders consist of orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations and product availability.

2003 COMPARED to 2002 CONSOLIDATED RESULTS

Net revenues in 2003 of $256.4 million decreased $5.9 million, or 2% below the 2002 level of $262.3 million. The decrease was primarily due to lower product revenues in the United States, which were partially offset by higher International revenues.

United States net revenues in 2003 of $164.8 million decreased $19.5 million, or 11% below the 2002 level of $184.3 million. The decrease was primarily due to lower mass market promotional revenues and lower collectible market revenues of the Precious Moments and Cherished Teddies product lines. The decreases were partially offset by positive customer responses to the newer product lines, such as Heartwood Creek by Jim Shore, Foundations and My Little Kitchen Fairies. Net United States revenues represented 64% of total revenues in 2003 compared to 70% of total revenues in 2002. This decrease is primarily due to foreign currency revenues which were translated into United States dollars at lower exchange rates in 2003 versus 2002.

International net revenues in 2003 of $91.6 million increased $13.6 million, or 17% above the 2002 level of $78.0 million. The increase was primarily due to revenues from the April 2003 acquisition of B&B and the impact of changes in foreign currency translation rates. Net International revenues represented approximately 36% of total revenues in 2003, compared to 30% in 2002. This increase was primarily due to local currency revenues which were translated into United States dollars at higher exchange rates in 2003 versus 2002. If the 2003 local currency revenues were translated into United States dollars at the 2002 exchange rates, International revenues would have been lower by approximately $9.0 million in 2003.

Precious Moments net product line revenues in 2003 of $83.2 million decreased $14.0 million, or 14% below the 2002 level of $97.2 million. The decrease was primarily due to customer demand and foreign currency revenues which were translated into United States dollars at lower exchange rates in 2003 versus 2002. Precious Moments revenues represented 32% of total revenues in 2003 compared to 37% in 2002. This decrease was primarily due to lower market driven demand for collector items in 2003 versus 2002.

Cherished Teddies net product line revenues in 2003 of $19.6 million decreased $7.9 million, or 29% below the 2002 level of $27.6 million. The decrease was primarily due to customer demand and foreign currency revenues which were translated into United States dollars at lower exchange rates in 2003 versus 2002. Cherished Teddies revenues represented 8% of total revenues in 2003 compared to 11% in 2002. This decrease was primarily due to lower market driven demand for collector items in 2003 versus 2002.

The number of collector club members in 2003 for Precious Moments and Cherished Teddies decreased by approximately 21% above the 2002 level primarily due to lower market driven demand for collector items in 2003 versus 2002.

Net revenues of newer product lines in 2003, such as Heartwood Creek by Jim Shore, Foundations, Children of the Inner Light and My Little Kitchen Fairies, accounted for approximately 11% of total revenues in 2003 as compared to approximately 2% of total 2002 revenues. The increase was primarily due to the 2003 revenues improvement related to the United States of approximately $10.0 million versus 2002.

Net open orders in 2003 of approximately $17.0 million decreased $2.0 million, below the 2002 level, or 12%. Backlog consists of orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests. The decrease in backlog was primarily due to timing of product introductions, variability in retailer order cycles, economic conditions, demonstrated ability to reduce order lead times and continued consolidation in the collectible market.

Gross profit in 2003 of $115.7 million increased $4.6 million, or 4% above the 2002 level of $111.1 million. The increase was primarily due to the impact of changes in foreign currency translation rates, improved customer/product mix, better procurement/inventory management and lower royalty costs negotiated with certain licensors. Additionally, incremental gross profit from the B&B acquisition partially offset a volume-related decline in gross profit caused by lower product revenues in the United States. The gross profit margin expressed as a percentage of revenues was 45% in 2003, compared to a 42% in 2002.

SG&A in 2003 of $99.8 million increased $2.5 million, or 3% above the 2002 level of $97.3 million. The increase was primarily due to the impact of changes in foreign currency translation rates, which added approximately $3.0 million to SG&A in 2003, and the addition of B&B, which added approximately $2.0 million to SG&A. Spending reductions in Enesco’s United States and European entities of approximately $2.0 million helped to keep the overall SG&A increase to only 3%. The spending reductions were achieved through reduced headcount, lower catalog printing and tradeshow costs, as well as lower depreciation expense.

Operating profit in 2003 of $15.9 million increased $2.1 million, or 16% above the profit level in 2002 of $13.8 million. The increase in profit was primarily due to higher SG&A expenses of $2.5 million or 3% in 2003 versus 2002. Geographically, the United States 2003 operating income of $5.3 million increased $0.4 million, or 8% above the 2002 level of $4.9 million. International 2003 operating income of $10.6 million reflected a $1.7 million increase, or 20% above 2002 operating income of $8.8 million. This increase was primarily due to lower cost of sales of 7%, offset by higher SG&A of 3% and lower revenues of 2% in 2003 versus 2002.

Interest Expense and Interest Income

Interest expense of $0.8 million for 2003 was 5% higher than 2002 primarily due to interest expense related to an Illinois income tax audit settlement in the second quarter of 2003. Excluding the settlement, interest expense would have been $0.4 million lower than 2002 interest expense due to lower average borrowings and lower interest rates. Interest income for 2003 of $0.5 million was $0.3 million higher than in 2002 due to interest income from an Illinois income tax refund and higher invested cash balances during 2003.

Other Non-Operating Income and Expense

Other expense in 2003 of $1.3 million compared to an expense of $1.5 million in 2002. The decrease in expense was primarily due to $0.2 million of lower non-operating spending.

Provisions for Income Taxes

The 2003 tax provision includes a $6.8 million benefit, related to prior year tax accruals, which were no longer required. The 2003 effective tax rate (excluding the $6.8 million benefit) was 27.2% compared to 34.2% in 2002 (excluding a $12.9 million benefit). The difference from the effective tax rate for 2002 reflects the geographical mix of earnings. The effective tax rate differs from the United States statutory rate primarily due to the varying tax rates of foreign jurisdictions.

Liquidity and Capital Resources

Cash and cash equivalents in 2004 were $14.6 million versus $10.6 million in 2003. Operating cash flows are a function of Enesco’s earnings plus non-cash expenses, such as depreciation, and its ability to manage working capital. The year-over-year net increase in cash used by operating activities of $18.9 million was due primarily to lower net earnings of approximately $62.5 million, offset by an increase in non-cash charges of approximately $25.8 million for deferred tax items and $1.9 million for depreciation, and an approximate $19.9 million reduction in increased working capital components. 2004 results also included higher net gains on the sale of capital assets of approximately $4.0 million.

Net cash provided by investing activities in 2004 was $0.3 million versus a cash use of $9.6 million in 2003. In 2004, proceeds of $19.8 million from the sale of the Elk Grove Village warehouse offset expenditures related to the computer hardware and software purchases of $4.6 million and the acquisitions of Gregg Gift and Dartington for an aggregate of $14.4 million of cash in 2004. In 2003, proceeds from the sale of capital assets was de minimis against expenditures of $5.9 million for plant and equipment and $3.7 million to acquire B&B.

Net cash provided by financing activities in 2004 was $25.5 million versus $4.3 million in 2003. The major sources of cash from 2004 financing activities was from increased borrowing of $22.7 million under credit facilities, common stock issuance of $1.3 million, and exercise of stock options and 401K stock grants of $1.6 million. Enesco did not declare any dividends in 2004. Future dividends and resumption of the stock repurchase program will depend on future financial results. No outstanding common shares were purchased in 2004 or 2003. Note 4 to the Consolidated Financial Statements provides a detailed summary of Treasury Stock activity. Enesco has an authorized program to purchase shares of its common stock depending on market and business conditions, and may utilize available funds for this purpose in the future, subject to restrictions in a credit facility. As of December 31, 2004, authorization to purchase one million shares remained available under the program.

Enesco has historically satisfied its capital requirements with borrowings and in 2004 proceeds from the sale of property, plant and equipment. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter.

Tax returns have been filed, and will continue to be filed, with a number of taxing authorities worldwide. Filings have been, and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates.

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

Enesco has various non-qualified supplemental retirement plans. Benefits from these plans will be paid from Enesco’s assets. During 2004 and 2003, $0.1 million and $0.1 million, respectively, were paid to fund benefits. Enesco has established grantor trusts to provide assets for some of these non-qualified plans. The assets are subject to the claims of creditors and therefore, are not considered plan assets and are excluded from retirement plan computations.

In June 2003, Enesco entered into a new three year domestic $50.0 million unsecured revolving credit facility that includes Enesco International (H.K.) Limited as a borrowing subsidiary. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing the Company’s shares and paying dividends. In addition, Enesco was required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of the second, third and fourth quarters and a minimum annual operating profit covenant.

In March 2004, Enesco’s domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg Gift. At the same time, Gregg Gift was added as a borrowing subsidiary and certain financial covenants were modified.

In August 2004, Enesco negotiated a $10.0 million temporary increase through December 31, 2004 to its $57.7 million credit facility (to a total of $67.7 million) in order to meet anticipated seasonal requirements for working capital. Following December 31, 2004, the credit facility reverted back to $57.7 million.

In November 2004, Enesco and its lenders agreed to, on or before November 22, 2004, agree upon revised financial covenants for the fiscal period ending December 31, 2004 and thereafter. Also in November 2004, Enesco entered into an amendment to its credit facility providing a security interest in certain assets to its lenders.

On December 10, 2004, Enesco sold its warehouse and distribution facility at 2200 South Busse Road, Elk Grove Village, Illinois for approximately $20 million. The net proceeds from the sale of $17.6 million were first used to pay the outstanding balance ($6.7 million) of the $7.7 million term loan. The balance of the net proceeds, $10.9 million, was used to reduce the outstanding balance of the revolving portion of the credit facility with a concurrent reduction to the revolving loan commitments. Also on December 10, 2004, Enesco’s lenders extended the time period to January 31, 2005 for Enesco and its lenders to agree on revised financial covenants for the fiscal period ending December 31, 2004 and thereafter.

As of December 31, 2004, after giving effect to the reductions to the credit facility related to the sale of the warehouse and distribution facility, the total credit facility was $49.1 million.

On January 28, 2005, Enesco entered into an amendment with its lenders to its domestic credit facility providing credit facility commitments of $45.0 million until February 28, 2005 and $56.0 million until March 31, 2005. The lenders also waived the resetting of, and compliance with, financial covenants as of December 31, 2004. Also on January 28, 2005, the term of the domestic credit facility was shortened to end March 31, 2005.

On March 28, 2005, Enesco signed a commitment letter (the “Commitment”) with Fleet Capital Corporation, operating as Bank of America Business Credit (“BABC”), for BABC to fully underwrite a $100 million global senior revolving credit facility with a five year term (the “Senior Credit Facility”). Banc of America Securities LLC (“BAS”) expects to form a syndicate of financial institutions to participate in the proposed Senior Credit Facility. In the event that the proposed Senior Credit Facility cannot be successfully syndicated under the terms outlined in the Commitment and related summary of terms and conditions (the “Term Sheet”), Enesco agrees that BABC and BAS shall be entitled, in consultation with Enesco, with certain limitations, to change the pricing, structure and other terms of the proposed Senior Credit Facility if BABC and BAS determine that such changes are necessary to ensure a successful syndication. Under the proposed Senior Credit Facility, Enesco will be the borrower and its material domestic and foreign subsidiaries will be guarantors.

The proposed Senior Credit Facility will be secured by substantially all of the assets of Enesco and its material domestic and foreign subsidiaries. The proposed Senior Credit Facility will contain standard terms and conditions, including financial and other covenants, including, without limitation, restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing Enesco’s shares and paying dividends. The Commitment is subject to the satisfaction of several conditions in a manner acceptable to BABC and BAS in their reasonable discretion: (a) each of the terms and conditions set forth in the Commitment and Term Sheet; (b) the absence of a material breach of any representation, warranty or agreement of Enesco set forth in the Commitment; (c) BABC’s and BAS’ satisfaction that prior to and during the syndication of the Senior Credit Facility there shall be no competing offering, placement or arrangement of any debt securities or bank financing by or on behalf of Enesco or any of its subsidiaries (except that Enesco is permitted to pursue an extension and amendment to its existing domestic credit facility referred to above); (d) the negotiation, execution and delivery of definitive documentation for the Senior Credit Facility consistent with the Term Sheet and otherwise satisfactory to BABC and BAS and (e) BABC and BAS not becoming aware after the date of the Commitment of any information or other matter which in BABC’s or BAS’ judgment is inconsistent in a material and adverse manner with any information or other matter disclosed to BABC and BAS prior to the date of the Commitment with respect to Enesco and its subsidiaries, their respective businesses or financial condition, or the transactions contemplated in connection with the Senior Credit Facility. Enesco expects to close on the proposed Senior Credit Facility on or before April 30, 2005.

On March 29, 2005, Enesco entered into an amendment with its lenders to its domestic credit facility, effective March 31, 2005, extending the term of such facility through January 1, 2006. The credit facility commitments range from $50 million to $70 million, based on Enesco’s seasonal borrowing needs. The amendment also sets certain financial covenants for 2005. In the event that the outstanding loans under the domestic credit facility are not repaid in full: (i) by May 16, 2005, a fee in the amount of $700,000 will become payable, (ii) by June 30, 2005, another fee of $700,000 will become payable, and (iii) with proceeds provided by lenders that include Fleet National Bank or an affiliate of Fleet National Bank, a fee of $1,750,000 will become payable. Enesco plans to use borrowings under a new global credit facility described in the following paragraph to payoff the loans under its existing credit facility.

The Company believes that our current cash and cash equivalents, cash generated from operations, and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. Also, in the course of pursuing growth opportunities, including but not limited to acquisitions and alliances, Enesco may need to negotiate additional or amend existing credit facilities. In addition, there are no transactions, arrangements or other relationships with unconsolidated entities or other persons, as of December 31, 2004, that are reasonably likely to materially affect liquidity or requirements for capital resources.

At December 31, 2004, Enesco had formal and informal unused lines of credit of approximately $42.0 million. The informal lines are bank lines that have no commitment fees. As of December 31, 2004, Enesco had $26.4 million of interest bearing debt outstanding.

Fluctuations in the value of the United States dollar versus international currencies affect the United States dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders’ equity.

Contractual Obligations

A summary of significant contractual obligations are as follows (in millions):

		Less than			After
Obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

(amounts in millions)
Short-Term Borrowings	$26.4	$26.3	$0.0	$0.0	$0.0
Letters of Credit	4.1	3.9	0.0	0.0	0.0
Operating Leases	25.0	6.4	13.4	3.7	1.6
License Guarantees	45.7	15.5	30.5	0.0	0.0

Total Contractual Cash Obligations	$101.2	$52.1	$43.9	$3.7	$1.6

Enesco’s credit agreement and real estate lease and license agreement include a provision that in the event of default the obligator may accelerate the amount owed within the agreement in certain circumstances.

Sale and Lease Back

On December 10, 2004, Enesco sold its warehouse and distribution facility, land and certain pieces of machinery and equipment located in Elk Grove Village for approximately $19.8 million. Enesco is leasing back the facility, machinery and equipment for a five-year term. The arrangement includes an option to renew for an additional five years and an early termination provision. The assets sold had a net book value of $6.6 million on December 10, 2004. This transaction resulted in Enesco recording a $4.0 million gain on the sale of fixed assets in December 2004. The remaining gain of $8.6 million will be recognized over the five-year term of the lease ($1.7 million annually). As a result of the sale of the building, Enesco will incur an estimated $1.9 million of annual rent expense in 2005. The rent expense will be offset by recognition of the deferred gain.

Market Risk

Concentration of risk for Enesco exists in revenue from major product lines, foreign sources of inventory, market and geographic areas and trade receivables. The majority of product revenues are items produced using licensed rights from third parties. The two largest licensed lines, Precious Moments and Heartwood Creek by Jim Shore represented approximately, $90.0 million or 34% of total revenues for 2004, and $95.1 million or 37% of total revenues for 2003, and $99.5 million or 38% of total revenues for 2002, respectively. Extended credit terms are offered to customers. Enesco continually monitors and manages the risks associated with all these activities.

Enesco conducts business globally. Accordingly, the Company’s future results could be materially affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; regulatory, political or economic conditions in a specific country or region; trade protection measures and other regulatory requirements; and shipping disruptions due to war or terrorist activities, natural disasters or other factors. Any or all of these factors could have a material impact on our future results.

As a global concern, Enesco faces exposure to movements in foreign currency exchange rates and interest rates. These exposures may change over time and could have a material impact on the Company’s financial results and cash flows. Historically, Enesco’s primary foreign currency exposures have related to non-dollar-denominated transactions in Canada and Europe, as well as dollar denominated inventory purchases by our International operating units. Enesco only enters into transactions with established counterparties having investment grade ratings within a diversified group of financial institutions.

At the present time, Enesco hedges only those currency exposures associated with certain assets and liabilities denominated in foreign currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activity undertaken by Enesco is intended to offset the impact of currency fluctuations on certain foreign currency transactions. To manage foreign currency risk, as of December 31, 2004, Enesco had entered into a forward exchange agreement with a notional value of $6.2 million to mature within five days. This contract was a sale of British pounds sterling and a purchase of United States dollars at an average exchange rate of $1.92. The fair value of the contract was not significant. As of December 31, 2004, Enesco had a total of $26.4 million of interest bearing debt outstanding with a floating interest rate of approximately 4%. Debt at year-end in the United States was $24.9 million at an interest rate of 4.3% and outside the United States, debt at year end of $1.5 million at an interest rate of 2.7%, compared to an aggregate debt balance of $2.9 million with a floating interest rate of 2.1% at December 31, 2003 all in the United States.

Recent Accounting Pronouncements

In November 2004, the FASB issued FAS No. 151 Inventory Costs. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of this Statement should be applied prospectively. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Management expects to adopt this pronouncement for inventory costs in 2006, the impact of which if any has yet to be determined.

In December 2004, FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This revised Statement will be applicable for Enesco’s yearly service awards; granted after the required effective date and modified, repurchased or cancelled after that date.

SCHEDULE – CONSOLIDATED BALANCE SHEETS — ASSETS
CONSOLIDATED BALANCE SHEETS
Enesco Group, Inc.
December 31, 2004 and 2003

ASSETS

(In thousands)

	2004	2003

Current Assets:
Cash and cash equivalents	$14,646	$10,645
Accounts receivable, net	70,526	65,190
Inventories	65,371	60,820
Prepaid expenses	3,310	4,114
Deferred income taxes and taxes receivable	920	5,146

Total current assets	154,773	145,915

Property, Plant and Equipment, at Cost:
Land and improvements	1,200	3,710
Buildings and improvements	22,131	37,525
Machinery and equipment	10,273	10,326
Office furniture and equipment	37,454	33,250
Transportation equipment	796	795

	71,854	85,606
Less — accumulated depreciation and amortization	(49,345)	(57,265)

Property, plant and equipment, net	22,509	28,341

Other Assets:
Goodwill	9,403	2,890
Other	4,116	1,458
Deferred income taxes	3,082	23,864

Total other assets	16,601	28,212

	$193,883	$202,468

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

(In thousands)

	2004	2003
Current Liabilities:
Notes and loans payable	$26,354	$2,858
Accounts payable	18,680	21,723
Federal, state and foreign income taxes	6,405	7,375
Deferred gain on sale of fixed assets	1,711	—
Accrued expenses —
Payroll and commissions	2,599	4,812
Royalties	12,267	7,735
Post-retirement benefits	2,029	1,375
Other	4,733	5,686

Total current liabilities	74,778	51,564

Long-Term Liabilities:
Notes payable	—	9
Post-retirement benefits	3,008	3,248
Deferred income taxes	—	294
Deferred gain on sale of fixed assets	6,830	—

Total long-term liabilities	9,838	3,551

Commitments and Contingencies (Note 9)
Minority interest	—	114
Shareholders’ Equity:

Common stock, par value $.125:
Authorized 80,000 shares;
Issued 25,228 shares	3,154	3,154
Capital in excess of par value	44,229	45,863
Retained earnings	302,462	347,650
Accumulated other comprehensive income	8,152	3,740

	357,997	400,407
Less — Shares held in treasury, at cost:
Common stock, 10,671 shares in 2004 and 11,064 shares in 2003	(248,730)	(253,168)

Total shareholders’ equity	109,267	147,239

	$193,883	$202,468

SCHEDULE — CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS

Enesco Group, Inc.

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands, except per share amounts)	2004	2003	2002
Net revenues	$268,967	$256,426	$262,330
Cost of sales	162,423	140,714	151,264

Gross profit	$106,544	$115,712	$111,066
Selling, general and administrative expenses	126,252	99,796	97,296
Sale of building (gain)	(3,985)	—	—

Total selling, distribution, general and administrative expenses	122,267	99,796	97,296

Operating profit (loss)	(15,723)	15,916	13,770
Interest expense	(1,148)	(787)	(747)
Interest income	404	537	286
Other income (expense), net	(1,366)	(1,334)	(1,533)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(17,833)	14,332	11,776
Income tax (expense) benefit	(27,355)	2,950	8,897

Income (loss) before cumulative effect of a change in accounting principle	(45,188)	17,282	20,673
Cumulative effect of a change in accounting principle, net of income taxes	—	—	(29,031)

Net income (loss)	$(45,188)	$17,282	$(8,358)

Earnings (Loss) per Common Share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$(3.16)	$1.23	$1.49
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$(2.09)
Net income (loss)	$(3.16)	$1.23	$(0.60)
Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$(3.16)	$1.20	$1.47
Cumulative effect of a change in accounting principle, net of tax	$—	$—	$(2.09)
Net income (loss)	$(3.16)	$1.20	$(0.60)

The accompanying notes are an integral part of these financial statements.

SCHEDULE — CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS

Enesco Group, Inc.

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)	2004	2003	2002

Balance, beginning of year	$347,650	$330,368	$338,726
Net income (loss)	(45,188)	17,282	(8,358)

Balance, end of year	$302,462	$347,650	$330,368

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Enesco Group, Inc.

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)	2004	2003	2002

Net income (loss)	$(45,188)	$17,282	$(8,358)

Other comprehensive income:
Cumulative translation adjustments	4,412	6,452	3,010

Total other comprehensive income	4,412	6,452	3,010

Comprehensive income (loss)	$(40,776)	$23,734	$(5,348)

The accompanying notes are an integral part of these financial statements.

SCHEDULE — CONSOLIDATED STATEMENTS OF CASH FLOWS

CONSOLIDATED STATEMENTS OF CASH FLOWS

Enesco Group, Inc.

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)	2004	2003	2002
Operating Activities:
Net income (loss)	$(45,188)	$17,282	$(8,358)
Cumulative effect of a change in accounting principle, net of taxes	—	—	29,031
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property, plant and equipment	7,111	5,236	5,014
Deferred income taxes	24,557	(801)	1,872
(Gains) losses on sale of capital assets	(4,014)	5	12
Changes in assets and liabilities:
Accounts receivable	(965)	(7,108)	5,141
Inventories	585	(9,401)	9,070
Prepaid expenses	1,134	(1,236)	203
Other assets	(1,156)	956	1,125
Accounts payable and accrued expenses	(3,539)	(1,090)	(11,081)
Federal, state and foreign income taxes	(1,077)	(7,953)	(13,166)
Long-term post-retirement benefits	(313)	156	(626)

Net cash provided (used) by operating activities	(22,865)	(3,954)	18,237

Investing Activities:
Purchases of property, plant and equipment	(4,552)	(5,918)	(4,284)
Acquisitions, net of cash acquired	(14,409)	(3,732)	—
Proceeds from sales of property, plant and equipment	19,265	37	99

Net cash provided (used) by investing activities	304	(9,613)	(4,185)

Financing Activities:
Net issuance (repayment) of notes and loans payable	22,656	2,677	(6,858)
Exercise of stock options	1,553	588	176
Other common stock issuance	1,252	1,004	708

Net cash provided (used) by financing activities	25,461	4,269	(5,974)

Effect of exchange rate changes on cash and cash equivalents	1,101	2,525	1,408

Increase (decrease) in cash and cash equivalents	4,001	(6,773)	9,486
Cash and cash equivalents, beginning of year	10,645	17,418	7,932

Cash and cash equivalents, end of year	$14,646	$10,645	$17,418

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

1. Summary of Significant Accounting Policies:

The accompanying Consolidated Financial Statements include the accounts of Enesco Group, Inc. and subsidiaries (“Enesco”). All significant intercompany transactions have been eliminated in the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management estimates. Actual results could differ from those estimates. Certain reclassifications have been made in the 2003 and 2002 financial statements to conform to the 2004 presentation, including club revenues and club cost of goods sold reclassified from selling, distribution, general and administrative expenses. Enesco, which operates in a single industry segment, designs, manufactures (primarily through third parties located in the Pacific Rim) and markets a wide variety of licensed and proprietary branded gifts and collectibles to retailers primarily throughout the United States, Canada, Europe and Asia.

Assets and liabilities of Enesco’s foreign subsidiaries are translated into U.S. dollars at the exchange rate on the balance sheet date, while statements of operations items are translated at average exchange rates effective during the year. Translation gains and losses are reported as a component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses are reported in the consolidated statements of operations.

The carrying amount of cash and cash equivalents and notes and loans payable approximate fair value. Enesco considers all highly liquid securities, including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.

Advertising costs are expensed in the year incurred. Advertising expense was $1.6 million in 2004, $0.7 million in 2003, and $0.5 million in 2002.

The Company recognizes revenue from the sale of products when evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectable. Enesco’s sales terms primarily are FOB shipping point for shipping terms. The Company’s products are sold with normal and customary return provisions. Sales discounts are deducted immediately from the sales invoice. Provisions, which are recorded as a reduction of revenue, are made for the estimated cost of rebates and promotional programs. License and royalty fees received by Enesco are recognized as revenue when earned. Club revenue is recognized when club kits are sold to consumers.

Concentration of risk for Enesco exists in revenue from major product lines, foreign sources of inventory, market and geographic areas and trade receivables. The majority of product revenues are derived from items produced using licensed rights from third parties. The two largest licensed lines, Precious Moments and Heartwood Creek by Jim Shore represented approximately, $90 million or 34% of total revenues for 2004, and $95.1 million or 37% of total revenues for 2003, and $99.5 million or 38% of total revenues for 2002, respectively. Extended credit terms are offered to customers. Enesco continually monitors and manages the risks associated with all these activities.

Accounts receivable are reported net of allowances for uncollectible accounts and returns and allowances which totaled $5.5 million at December 31, 2004, and $4.6 million at December 31, 2003.

On January 1, 2002, Enesco adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”). In accordance with FAS 142, Enesco ceased amortizing goodwill upon adoption.

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

Enesco assesses the recoverability of significant tangible and intangible assets, including goodwill, under Financial Accounting Standards Board (“FASB”) Statement Nos. 142 - “Goodwill and Other Intangible Assets” and 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets.” For property, plant and equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicates that the carrying value of the assets may not be recoverable. For goodwill, The Company performs an annual impairment assessment (or more frequently if impairment indicators arise). In assessing the fair value of goodwill and assessing the recoverability of the carrying value of property, plant and equipment, management has models that are based on estimates of future operating results and related cash flows.

Certain items in the 2003 and 2002 consolidated financial statements have been reclassified to conform with the 2004 presentations. Enesco reclassified revenue and expenses associated with club sales from SG&A to revenues and cost of sales. As a result, revenues increased $6.6 million, $7.4 million, and $8.5 million in 2004, 2003, and 2002, respectively. Cost of sales increased by $3.5 million, $3.9 million, and $4.6 million, respectively. SG&A increased by $3.1 million, $3.5 million, and $3.9 million, respectively.

During December 2004, the Company changed the useful life of the ERP system from seven years to seven months resulting in additional depreciation of $0.9 million in December of 2004.

Inventories are valued at the lower of cost or market. Cost components include labor, manufacturing overhead and amounts paid to suppliers of materials and products, as well as freight and duty costs to import the products. Enesco values all inventories utilizing the first-in, first-out method. Enesco records inventory at the date of taking title, which at certain times during the year results in significant in-transit quantities, as inventory is sourced primarily from China, Taiwan, Thailand, Germany and Japan.

The major classes of inventories were as follows (in thousands):

	2004	2003
Raw materials	$1,820	$898
Work in process	250	342
Finished goods in transit	6,097	5,904
Finished goods	57,204	53,676

	$65,371	$60,820

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the tax effects attributable to the carryforward of net operating losses (NOLs). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company considers future taxable income and ongoing tax strategies in assessing the need for a valuation allowance in relation to deferred tax assets. The Company records a valuation allowance to reduce deferred tax assets to a level where they are more likely than not to be realized based upon these considerations.

Enesco has established accruals for taxes payable and potential tax assessments. The accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and taxes may be paid. Enesco has filed and continues to file tax returns with a number of taxing authorities worldwide. While Enesco believes such filings have been and are in compliance with applicable laws, regulations and interpretations, positions taken are subject to challenge by the taxing authorities, often for an extended number of years after the filing dates. To the extent accruals differ from assessments, when the open tax years are closed or the accruals are otherwise deemed unnecessary at a point in time, the accruals are adjusted through the provision for income taxes.

Basic earnings per common share are based on the average number of common shares outstanding during the year. Diluted earnings per common share, assumes in addition to the above, the dilutive effect of common share equivalents during the year. Common share equivalents represent dilutive stock options and warrants using the treasury stock method. The number of shares used in the earnings per common share computation for 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Basic:
Average common shares outstanding	14,309	14,028	13,854
Diluted:
Stock options and warrants	512	416	256

Average shares — diluted	14,821	14,444	14,110

Additional options to purchase 1.3 million, 1.0 million and 1.4 million shares were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common share.

At December 31, 2004, the Company has three stock-based employee and two non-employee director compensation plans, which are described more fully in Note 4, Shareholders’ Equity. In addition, from time to time Enesco has issued stock options outside of the plans as an employment inducement. The shares will be issued from treasury stock. The Company accounts for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands).

	Year Ended December 31
	2004	2003	2002
Net income (loss) as reported	$(45,188)	$17,282	$(8,358)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,329)	(1,382)	(1,206)

Pro forma net income (loss)	$(47,517)	$15,900	$(9,564)

Earnings (loss) per share:
As reported:
Basic	$(3.16)	$1.23	$(0.60)

Diluted	$(3.16)	$1.20	$(0.60)

Pro forma:
Basic	$(3.32)	$1.13	$(0.69)

Diluted	$(3.32)	$1.14	$(0.69)

     2. Notes and Loans Payable:

Notes and loans payable and weighted-average interest rates at December 31, 2004 and 2003 were as follows (in thousands):

	2004		2003
		Interest		Interest
	Balance	Rate	Balance	Rate
U.S. notes under committed bank lines	$24,857	4.3%	$2,858	2.1%
International notes under committed bank lines	$1,497	2.7%	$—	0.0%

	$26,354		$2,858

At December 31, 2004 Enesco had formal and informal unused lines of credit of approximately $30.5 million. The informal lines are bank lines that have no commitment fees. As of December 31, 2004 and 2003, Enesco had $26.4 million and $2.9 million, respectively of interest bearing debt.

Total interest paid under committed bank lines was $0.7 million in 2004, $0.4 million in 2003, and $0.8 million in 2002, respectively.

In June 2003, Enesco entered into a new three year domestic $50.0 million unsecured revolving credit facility that includes Enesco International (H.K.) Limited as a borrowing subsidiary. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing the Company’s shares and paying dividends. In addition, Enesco was required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of the second, third and fourth quarters and a minimum annual operating profit covenant.

In March 2004, Enesco’s domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg Gift. At the same time, Gregg Gift was added as a borrowing subsidiary and certain financial covenants were modified.

In August 2004, Enesco negotiated a $10.0 million temporary increase through December 31, 2004 to its $57.7 million credit facility (to a total of $67.7 million) in order to meet anticipated seasonal requirements for working capital. Following December 31, 2004, the credit facility reverted back to $57.7 million.

In November 2004, Enesco and its lenders agreed to, on or before November 22, 2004, agree upon revised financial covenants for the fiscal period ending December 31, 2004 and thereafter. Also in November 2004, Enesco entered into an amendment to its credit facility providing a security interest in certain assets to its lenders.

On December 10, 2004, Enesco sold its warehouse and distribution facility at 2200 South Busse Road, Elk Grove Village, Illinois for approximately $20 million. The net proceeds from the sale of $17.6 million were first used to pay the outstanding balance ($6.7 million) of the $7.7 million term loan. The balance of the net proceeds, $10.9 million, was used to reduce the outstanding balance of the revolving portion of the credit facility with a concurrent reduction to the revolving loan commitments. Also on December 10, 2004, Enesco’s lenders extended the time period to January 31, 2005 for Enesco and its lenders to agree on revised financial covenants for the fiscal period ending December 31, 2004 and thereafter.

As of December 31, 2004, after giving effect to the reductions to the credit facility related to the sale of the warehouse and distribution facility, the total credit facility was $49.1 million.

On January 28, 2005, Enesco entered into an amendment with its lenders to its domestic credit facility providing credit facility commitments of $45.0 million until February 28, 2005 and $56.0 million until March 31, 2005. The lenders also waived the resetting of, and compliance with, financial covenants as of December 31, 2004. Also on January 28, 2005, the term of the domestic credit facility was shortened to end March 31, 2005.

On March 28, 2005, Enesco signed a commitment letter (the “Commitment”) with Fleet Capital Corporation, operating as Bank of America Business Credit (“BABC”), for BABC to fully underwrite a $100 million global senior revolving credit facility with a five year term (the “Senior Credit Facility”). Banc of America Securities LLC (“BAS”) expects to form a syndicate of financial institutions to participate in the proposed Senior Credit Facility. In the event that the proposed Senior Credit Facility cannot be successfully syndicated under the terms outlined in the Commitment and related summary of terms and conditions (the “Term Sheet”), Enesco agrees that BABC and BAS shall be entitled, in consultation with Enesco, with certain limitations, to change the pricing, structure and other terms of the proposed Senior Credit Facility if BABC and BAS determine that such changes are necessary to ensure a successful syndication. Under the proposed Senior Credit Facility, Enesco will be the borrower and its material domestic and foreign subsidiaries will be guarantors. The proposed Senior Credit Facility will be secured by substantially all of the assets of Enesco and its material domestic and foreign subsidiaries. The proposed Senior Credit Facility will contain standard terms and conditions, including financial and other covenants, including, without limitation, restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing Enesco’s shares and paying dividends. The Commitment is subject to the satisfaction of several conditions in a manner acceptable to BABC and BAS in their reasonable discretion: (a) each of the terms and conditions set forth in the Commitment and Term Sheet; (b) the absence of a material breach of any representation, warranty or agreement of Enesco set forth in the Commitment; (c) BABC’s and BAS’ satisfaction that prior to and during the syndication of the Senior Credit Facility there shall be no competing offering, placement or arrangement of any debt securities or bank financing by or on behalf of Enesco or any of its subsidiaries (except that Enesco is permitted to pursue an extension and amendment to its existing domestic credit facility referred to above); (d) the negotiation, execution and delivery of definitive documentation for the Senior Credit Facility consistent with the Term Sheet and otherwise satisfactory to BABC and BAS and (e) BABC and BAS not becoming aware after the date of the Commitment of any information or other matter which in BABC’s or BAS’ judgment is inconsistent in a material and adverse manner with any information or other matter disclosed to BABC and BAS prior to the date of the Commitment with respect to Enesco and its subsidiaries, their respective businesses or financial condition, or the transactions contemplated in connection with the Senior Credit Facility. Enesco expects to close on the proposed Senior Credit Facility on or before April 30, 2005.

On March 29, 2005, Enesco entered into an amendment with its lenders to its domestic credit facility, effective March 31, 2005, extending the term of such facility through January 1, 2006. The credit facility commitments range from $50 million to $70 million, based on Enesco’s seasonal borrowing needs. The amendment also sets certain financial covenants for 2005. In the event that the outstanding loans under the domestic credit facility are not repaid in full: (i) by May 16, 2005, a fee in the amount of $700,000 will become payable, (ii) by June 30, 2005, another fee of $700,000 will become payable, and (iii) with proceeds provided by lenders that include Fleet National Bank or an affiliate of Fleet National Bank, a fee of $1,750,000 will become payable. Enesco plans to use borrowings under a new global credit facility described in the following paragraph to payoff the loans under its existing credit facility.

The Company believes that our current cash and cash equivalents, cash generated from operations, and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. Also, in the course of pursuing growth opportunities, including but not limited to acquisitions and alliances, Enesco may need to negotiate additional or amend existing credit facilities. In addition, there are no transactions, arrangements or other relationships with unconsolidated entities or other persons, as of December 31, 2004, that are reasonably likely to materially affect liquidity or requirements for capital resources.

3. Employee Benefit Plans:

Long-term liabilities for post-retirement benefits at December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Post-retirement benefits	$1,153	$1,720
Supplemental 401(k)	1,643	1,201
Deferred compensation/severance	212	327

Balance sheet total	$3,008	$3,248

Enesco has established grantor trusts to fund its non-qualified supplemental retirement plans. The trusts are irrevocable and assets contributed are subject to the claims of creditors and therefore, are not considered plan assets reportable as a funding component under paragraph 19 of FAS No. 87. The assets are held in these trusts at market value and amounted to $1.6 million at December 31, 2004, and $1.2 million at December 31, 2003. These assets are included in other assets in the accompanying consolidated balance sheets.

Enesco had sponsored a defined benefit post-retirement health care and life insurance plan that had liabilities of $1.2 million and $1.8 million as of December 31, 2004 and December 31, 2003, respectively. The liability is computed based on a future insurance premium escalating at 15% annually less any employee contributions. Certain non-employee directors and employees became eligible for the benefits under this plan when they reached allowable retirement age while working or serving on the Board of Directors at Enesco. Those benefits are provided principally through insurance companies whose premiums are based on the anticipated benefits to be paid. The total costs for such retired non–employee director or employee benefits were principally accrued during the employment or service of the applicable non-employee director or employee. All of the benefits for these plans are vested and all the participants are former employees and non-employee directors. The benefits to participants are either fixed dollar amounts per year or a percentage of insurance premiums paid per year.

The following table sets forth the funded status of the plan included in the current and long-term liabilities sections of Enesco’s consolidated balance sheets at December 31, 2004 and 2003 (in thousands):

	2004	2003

Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,836	$1,741
Service cost	—	—
Interest cost	80	81
Actuarial (gain) loss	(534)	145
Benefits paid	(144)	(131)

Benefit obligation at end of year	$1,238	$1,836

Funded Status:
(Accrued) benefit cost	$(1,238)	$(1,836)

Net periodic post-retirement benefit expense includes the following components (in thousands):

	2004	2003	2002
Service cost	$—	$—	$—
Interest cost	80	81	80
Recognized actuarial (gain) loss	(534)	145	148

Net period benefit cost (income)	$(454)	$226	$228

An estimated 15% annual rate of increase in per capita cost of covered health care benefits was assumed for periods after December 31, 2004. Participants with fixed dollar benefits are included at actual cost. Increasing the assumed health care expense trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 2004 by $53,000 and the interest cost components of the net post-retirement benefit expense for the year then ended by $11,000. A discount rate of 5% was used in determining the accumulated post-retirement benefit.

In addition, certain foreign subsidiaries have established funded profit sharing and defined contribution retirement plans.

Total consolidated profit sharing and retirement plan expense amounted to $1.9 million in 2004, $2.2 million in 2003, and $2.0 million in 2002.

4. Shareholders’ Equity:

Pursuant to action by Enesco’s Board of Directors (the “Board”) on July 22, 1998, effective with the expiration on September 19, 1998 of the stock purchase rights then existing under Enesco’s Stockholder Rights Plan, one new right for each outstanding share of Enesco’s common stock was issued (a “New Right”) under a Renewed Rights Agreement. Each New Right initially represents the right to purchase one share of common stock for $125. The New Rights will only become exercisable, or separately transferable, promptly after Enesco announces that a person has acquired or tendered for 15% or more, or promptly after a tender offer commences that could result in ownership of 15% or more, of the common stock then outstanding.

If the New Rights become exercisable after any person acquired or tenders for 15% or more of the common stock then outstanding (except through an offer for all common stock that has been approved by the Board), each New Right not owned by that person or related parties will enable its holder to purchase, at the New Right’s exercise price, common stock (or other securities or assets, or a combination thereof) having double the value of the exercise price. In the event of certain merger or asset sale transactions with another party, similar terms would apply to the purchase of that party’s common stock.

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

In 2003, the Board adopted the Amended and Restated 1996 Stock Option Plan and renamed it the Amended and Restated 1996 Long-Term Incentive Plan. Shareholders approved the Amended and Restated 1996 Long-Term Incentive Plan in 2004. The Amended and Restated 1996 Long-Term Incentive Plan amends and restates the 1996 Stock Option Plan in its entirety. The Amended and Restated 1996 Long-Term Incentive Plan provides for the grant of restricted shares, stock awards, performance awards and stock appreciation rights, in addition to both incentive and non-qualified option awards as previously provided under the provisions of the plan. The Amended and Restated 1996 Long-Term Incentive Plan also: (1) modifies the vesting provisions of the option awards to provide the Compensation Committee with more flexibility; (2) imposes restrictions on the number of awards granted; (3) eliminates the non-employee director options grant provisions (now contained in the Amended and Restated 1999 Non-Employee Director Stock Plan); (4) modifies the acceleration and termination provisions relating to options; and (5) provides the Compensation Committee with discretion to make tax gross-up payments, among other matters.

Enesco also has 1991 and 1984 Stock Option Plans, which provide for both incentive and non-qualified stock options, under which options for up to 2 million and 3 million shares of common stock, respectively, could be granted. No further options may be granted under the 1991 and 1984 Plans. All three Plans provide for the granting to selected key employees, and non-employee Directors in the case of the 1991 Plan of options to acquire shares of common stock at a price not less than their fair market value at the time of grant. All remaining outstanding options granted under the 1984 Stock Option Plan expired during 2004.

Other option terms are determined at the time of grant, but normally under the 1991 and 1984 Plans, options are exercisable only after a one-year waiting period with vesting in four equal annual installments, and expire 10 years from the date of grant. Under the 1996 Plan, options granted prior to April 2003 become exercisable only after a six-month waiting period and upon Enesco’s achievement of certain stock value performance criteria at any time during the first eight years after the date of the grant. Under the 1996 Plan, as amended by shareholder approval in 2003, new options vest equally over four years, with 25% of the shares subject to the vesting on each of the first four anniversary dates of the date of grant of the option, with the options being thereafter exercisable by the optionee regardless of the fair market value of Enesco’s common stock. On the eighth anniversary of the grant, all outstanding options granted under the 1996 Plan will become exercisable. Options granted under the 1996 Plan will expire 10 years from the date of grant.

In 1998, the Board approved a special 1998 Chairman Stock Option Plan which provided for a one-time grant of 14,000 non-qualified stock options to Enesco’s then Chairman of the Board. The options become exercisable six months from date of grant and expire 10 years from the date of grant. In 1997 and 1993, the Board approved a Special Interim Chief Executive Officer Stock Option Plan and a 1997 President and Chief Executive Officer Stock Option Plan, respectively, which provided for special grants of non-qualified stock options to Enesco’s then Chief Executive Officer. The 1993 options vested fully in increments of 10,000 shares during each of the three months in which he served in that capacity. The 1997 grant of 100,000 options vested fully in increments of 12,500 shares each month from November 1997 through June 1998. Both the 1997 and 1993 options become exercisable six months from the date of grant and expire 10 years from the date of grant. The 1993 options expired during 2003.

At December 31, 2004, Enesco had five stock-based compensation (fixed option) plans not including the 1994 and 1993 options that expired during 2004 and 2003 respectively which are described above. Enesco applies the intrinsic value-based method allowed under APB Opinion No. 25 and related interpretations in accounting for its fixed stock option plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for option grants since 1994 under Enesco’s five stock-based compensation plans been determined by applying the fair value based method provided for in FAS 123, Enesco’s net income (loss) and earnings (loss) per common share for 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (in millions, except per share amounts):

		2004	2003	2002

Net income (loss)	As reported	($45.2)	$17.3	($8.4)
	Pro forma	($47.5)	$15.9	($9.6)
Earnings (loss) per common	As reported	($3.16)	$1.20	($0.60)
share diluted	Pro forma	($3.32)	$1.14	($0.69)

The options granted in 2004, 2003 and 2002 were under the 1996 Plan. The fair value of each option grant in 2004, 2003 and 2002 was estimated at the time of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002

Annual dividend yield	0.0%	0.0%	0.0%
Expected volatility	36.0%	46.0%	70.0%
Risk-free interest rate	4.8%	3.8%	4.9%
Expected life (years)	10.0	8.0	8.0
Weighted-average grant-date fair value of options granted during the year, per share	$4.80	$4.58	$5.20

Stock option status and activity under Enesco’s six stock-based compensation plans including the 1993 options that expired during 2004 are summarized as follows:

	Shares	Weighted-Average
Stock Options	(000s)	Exercise Price
Outstanding at December 31, 2001	2,846	$19.41

Granted	448	7.04
Exercised	(36)	4.88
Forfeited	(522)	25.98

Outstanding at December 31, 2002	2,736	16.32

Granted	527	8.14
Exercised	(134)	5.17
Forfeited	(394)	25.90

Outstanding at December 31, 2003	2,735	13.96

Granted	516	8.54
Exercised	(262)	5.93
Forfeited	(679)	21.34

Outstanding at December 31, 2004	2,310	$11.49

	2004	2003	2002
Stock Options	Shares	Shares	Shares
	(000s)	(000s)	(000s)

Options exercisable at year end	1,202	1,438	1,301

A summary of information regarding stock options outstanding at December 31, 2004 is as follows:

	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted
Range of	at 12/31/04	Remaining	Average	as 12/31/04	Average
Exercise Prices	(000s)	Contractual Life	Exercise Price	(000s)	Exercise Price
$4 to $15	1,732	8	$7.26	911	$6.45
$15 to $26	229	4	$17.16	119	$17.60
$26 to $33	349	2	$28.78	172	$28.49

$4 to $33	2,310	7	$11.49	1,202	$10.71

An analysis of treasury stock transactions for the years ended December 31, 2004, 2003 and 2002, is as follows (in thousands):

	Common Stock
	Shares	Cost
Balance at December 31, 2001	11,459	$257,628
Exercise of Stock Options	(36)	(409)
Investment Savings Plans — 401(k) issuances	(85)	(955)
Non-Employee Director Stock Plan issuances	(19)	(219)

Balance at December 31, 2002	11,319	256,045

Exercise of Stock Options	(144)	(1,514)
Stock Options Exchanges	10	105
Investment Savings Plans — 401(k) issuances	(104)	(1,279)
Non-Employee Director Stock Plan issuances	(17)	(189)

Balance at December 31, 2003	11,064	253,168

Exercise of Stock Options	(262)	(2,951)
Employee Service Awards	(3)	(32)
Executive Employment Agreement issuances	(25)	(282)
Investment Savings Plans — 401(k) issuances	(89)	(1,012)
Non-Employee Director Stock Plan issuances	(14)	(161)

Balance at December 31, 2004	10,671	$248,730

In 1987, Enesco introduced an Investment Savings Plan for non-union employees in accordance with Section 401(k) of the Internal Revenue Code. In 2003, Enesco amended the Enesco Group, Inc. Retirement Profit Sharing Plan for Union Employees to allow union employees to make contributions to this plan in accordance with Section 401(k) of the Internal Revenue Code. One of the features of these retirement savings plans provides a common stock match for a portion of employee contributions to eligible employees and allows Enesco a federal income tax deduction equal to the market value of the issued stock. Compensation expense for common stock issued was $0.7 million for 2004, $0.8 million for 2003 and $0.4 million for 2002.

In 1998, the Board adopted the 1999 Non-Employee Director Stock Plan. The Non-Employee Director Stock Plan allows for an annual retainer of common stock worth $15 thousand per annum valued as of the day following the annual meeting for each non-employee Director who is not the Chairman of the Board. For service as Chairman of the Board, the Non-Employee Director Stock Plan allows for an annual retainer of common stock worth $37,500 per annum valued as of the day following the annual meeting. Compensation expense for common stock issued to non-employee Directors was $0.1 million for 2004, $0.1 million for 2003 and $0.3 million for 2002.

In 2003, the Board adopted the Amended and Restated 1999 Non-Employee Director Stock Plan. Shareholders approved the Amended and Restated 1999 Non-Employee Director Stock Plan in 2004. The Amended and Restated 1999 Non-Employee Director Stock Plan amends and restates the 1999 Non-Employee Director Stock Plan in its entirety. The Amended and Restated 1999 Non-Employee Director Stock Plan increases the number of shares available for grant from 100,000 to 300,000 shares of Enesco common stock. The amendment also provides for the annual automatic grant of 2,000 non-qualified stock options to non-employee directors. Additional changes were made to accommodate the inclusion of option grants, with terms such as acceleration of vesting, adjustments in capitalization and change in control and transferability.

An analysis of the changes in capital in excess of par value for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Increase / (Decrease)
	2004	2003	2002

401(k) plan	$(210)	$(411)	$(384)
Non-employee director	(33)	(54)	(82)
Employee achievement award	(6)	—	—
Employment agreement issuance	(111)	—	—
Exercise of stock options	(1,399)	(820)	(232)

Total	$(1,759)	$(1,285)	$(698)

Other comprehensive income or loss consists only of cumulative foreign currency translation adjustments.

On June 28, 2000, Enesco entered into a licensing agreement with Time Warner Entertainment Company, LP. Pursuant to this agreement, Enesco issued Time Warner a warrant to purchase 200,000 shares of Enesco’s common stock at an exercise price of $4.375 per share (the “warrant”). Time Warner sold the warrant in August 2003 to Highbridge International. This warrant expires June 27, 2005, subject to certain extensions. The warrant’s fair value of $529,000, which was included in capital in excess of par value, was determined using the Black-Scholes pricing model, assuming an expected life of five years, a dividend yield of 0%, a risk-free interest rate of 6.789% and a volatility factor of 64%. The fair value of the warrant was amortized as a component of royalty expense in cost of sales over the term of the licensing agreement.

5. Geographic Operating Segments (in thousands):

Enesco operates in one industry segment, giftware and collectible revenues at wholesale, predominately in two major geographic areas (United States and International). Net revenues and operating profit (loss) are grouped by customer location.

Geographic Areas	2004	2003	2002
Net Revenues
United States	$161,858	$166,128	$184,139
United States inter-company	(1,388)	(1,286)	(1,969)
International	109,546	92,332	80,864
International inter-company	(1,049)	(748)	(704)

Total consolidated	$268,967	$256,426	$262,330

Operating Profit (Loss)
United States	$(22,604)	$5,345	$4,927
International	6,881	10,571	8,843

Total consolidated	$(15,723)	$15,916	$13,770

Long-lived Assets
United States
Property, plant & equipment, net	$14,767	$22,480	$21,354
Other assets	12,450	25,260	23,038

Total United States	27,217	47,740	44,392
International
Property, plant & equipment, net	7,742	5,861	4,875
Other assets	4,151	2,952	57

Total International	11,893	8,813	4,932

Total consolidated	$39,110	$56,553	$49,324

Capital Expenditures
United States	$3,605	$4,292	$3,323
International	947	1,204	961

Total consolidated	$4,552	$5,496	$4,284

Depreciation and Amortization
United States	$4,950	$3,165	$3,481
International	2,161	1,826	1,533

Total consolidated	$7,111	$4,991	$5,014

Total net revenues recorded in the United Kingdom for 2004, 2003 and 2002 were $71.5 million, $55.6 million and $45.1 million, respectively. Total long-lived assets in the United Kingdom at December 31, 2004, 2003 and 2002 were $10.5 million, $6.6 million, and $3.7 million respectively.

Total net revenues recorded in Canada for 2004, 2003 and 2002 were $30.1 million, $30.8 million and $25.7 million, respectively. Total long-lived assets in Canada at December 31, 2004, 2003 and 2002 were $0.9 million, $0.8 million and $0.7 million, respectively.

Transfers between geographic areas are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net revenues. Export revenues to foreign unaffiliated customers represent less than 10% of consolidated net revenues.

6. Income Taxes

The domestic and foreign components of the current and deferred income tax assets and liabilities are attributable to the following (in thousands):

	2004	2003
Current Deferred Tax Assets
U.S. Federal—
NOL carryforward	$15,914	$854
Inventory valuation	1,662	1,177
Receivables allowance	1,245	946
Other items, net	3,104	596
U.S. State—
NOL carryforward	3,978	213
Inventory valuation	415	294
Receivables allowance	311	237
Other items, net	777	—
Foreign—
Other items, net	920	672

Total Current Deferred Tax Assets	$28,326	$4,989
Valuation Allowance	(10,000)	0

	$18,326	$4,989

Non-Current Deferred Tax Assets
U.S. Federal—
NOL carryforward	$7,497	$17,215
Post-retirement benefits	922	1,067
Accelerated depreciation	870	—
Other items, net	81	14
U.S. State—
NOL carryforward	1,874	4,304
Post-retirement benefits	230	267
Accelerated depreciation	217	—
Other items, net	21	3
Foreign—
Other items, net	10	994

Total Non-Current Deferred Tax Assets	$11,722	$23,864
Valuation Allowance	(8,640)	0

	$3,082	$23,864

Current Deferred Tax Liabilities
U.S. Federal—
Accelerated depreciation	$—	$235
Unremitted earnings of foreign subsidiaries	17,406	—
U.S. State—
Accelerated depreciation	—	59

Total Current Deferred Tax Liabilities	$17,406	$294

The United States Net Operating Loss (NOL) carryforwards expire between 2020 and 2024. In 2004 the Company provided a valuation allowance of $18.6 million for deferred tax assets arising primarily from NOL carryforwards. The change in valuation allowances for 2003 and 2002 were $0 and $0 respectively.

The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration of the NOL carryforward. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on these factors, management believes that it is more likely than not that the Company will realize the benefits of the net deferred tax assets as of December 31, 2004.

The domestic and foreign components of income (loss) before income taxes and cumulative effect of a change in accounting principle are as follows (in thousands):

	2004	2003	2002
Domestic	$(24,568)	$(5,482)	$(8,301)
Foreign	6,735	19,814	20,077

	$(17,833)	$14,332	$11,776

Income taxes (benefit) consist of the following (in thousands):

	2004	2003	2002
Currently Payable:
U.S. Federal	$—	$(6,376)	$(9,583)
U.S. State	111	(820)	(4,669)
Foreign	2,687	3,380	3,483

Total current	2,798	(3,816)	(10,769)

Deferred:
U.S. Federal	18,316	608	1,164
U.S. State	5,505	220	291
Foreign	736	38	417

Total deferred	24,557	866	1,872

Total income tax expense (benefit)	$27,355	$(2,950)	$(8,897)

A reconciliation of the total effective income tax rate to the statutory federal income tax rate is as follows:

	2004	2003	2002
Expense (benefit) at U.S. statutory rates	$(6,242)	$5,018	$4,122
State taxes, net of Federal income tax effect	(3,578)	(387)	(530)
Increase in valuation allowance	18,640	—	—
Tax on unremitted earnings of certain foreign subsidiaries	17,406	—	—
Impact of foreign tax rates and (credits)	(99)	(600)	153
Impact of nondeductible expenses	1,228	(129)	283

	27,355	3,902	4,028
Reduction of income tax accruals	—	(6,852)	(12,925)

Tax expense (benefit)	$27,355	$(2,950)	$(8,897)

The 2004 tax expense includes a non-cash provision of $18.6 million to establish a valuation allowance with respect to deferred tax assets and an additional non-cash provision of $17.4 million of deferred taxes on unremitted earnings of foreign subsidiaries which will be deemed to have been distributed due to the planned guarantee in 2005 of the Company’s debt. The 2003 benefit of $6.8 and the 2002 benefit of $12.9 million relate primarily to the reduction of income tax accruals, which were no longer required due to the expiration of various statutes of limitations. An income tax benefit of $4.4 million was recorded as a component of the cumulative effect of a change in accounting principle in the Statement of Operations for the year ended December 31, 2002. Enesco made income tax payments of $3.9 million in 2004, $4.5 million in 2003, and $1.5 million in 2002.

7.     Other Income (Expense) Net:

Other income (expense), net consists of the following (in thousands):

	2004	2003	2002
Foreign currency loss	$(10)	$(10)	$(16)
Bank charges and other	(1,356)	(1,324)	(1,517)

	$(1,366)	$(1,334)	$(1,533)

8.     Financial Instruments:

Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors foreign currency exposures and ensures that the hedge contract amounts do not exceed the amounts of the underlying exposures.

Enesco’s current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco hedges these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during 2004.

To manage foreign currency risk, as of December 31, 2004, Enesco entered into a forward exchange agreement with a notional value of $6.2 million to mature within five days. This contract was a sale of British pounds sterling and a purchase of United States dollars at an average exchange rate $1.92. The fair value of this contract was not significant.

At December 31, 2004, Enesco had $26.4 million of interest bearing debt outstanding.

9.     Commitments and Contingencies:

Enesco incurred rental expense under operating leases of $5.1 million in 2004, $4.3 million in 2003 and $3.8 million in 2002.

The minimum rental commitments under non-cancelable operating leases as of December 31, 2004, are as follows (in thousands):

2005	$6,400
2006	5,500
2007	4,400
2008	3,500
2009	3,200
Later years	2,100

Total minimum future rentals	$25,100

Enesco has entered into various licensing agreements requiring royalty payments ranging from 2% to 15% of specified product revenues. Royalty expenses, which are charged to cost of sales under these licensing agreements, totaled $26.0 million in 2004, $18.9 million in 2003 and $21.3 million in 2002. Future minimum guaranteed royalty payments are $15.5 million in 2005, $15.5 million in 2006, and $15.0 million in 2007. Under the terms of certain royalty agreements, royalty payments made may be subject to audit by the licensors. Historically, audit adjustments have not been significant, and Enesco does not expect future audit adjustments to be significant.

On December 10, 2004, Enesco sold its warehouse and distribution facility, land and certain pieces of machinery and equipment located in Elk Grove Village for approximately $19.8 million. Enesco is also leasing back the facility for a five-year term. The arrangement includes an option to renew and an early termination provision. The assets sold had a net book value of $6.6 million on December 10, 2004. This transaction resulted in the Company recording a $4.0 million gain on the sale of fixed assets in December 2004. The remaining gain of $8.6 million will be recognized over the 5-year term of the lease, or $1.7 million per annum.

There are various legal proceedings pending against Enesco, which have arisen during the normal course of business. Management believes the ultimate outcome of those legal proceedings will not have a material adverse impact on the financial position or results of operations of Enesco.

10.     Borrowing Facilities

In June 2003, Enesco entered into a new three year domestic $50.0 million unsecured revolving credit facility that includes Enesco International (H.K.) Limited as a borrowing subsidiary. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing the Company’s shares and paying dividends. In addition, Enesco was required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of the second, third and fourth quarters and a minimum annual operating profit covenant.

In March 2004, Enesco’s domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg Gift. At the same time, Gregg Gift was added as a borrowing subsidiary and certain financial covenants were modified.

In August 2004, Enesco negotiated a $10.0 million temporary increase through December 31, 2004 to its $57.7 million credit facility (to a total of $67.7 million) in order to meet anticipated seasonal requirements for working capital. Following December 31, 2004, the credit facility reverted back to $57.7 million.

In November 2004, Enesco and its lenders agreed to, on or before November 22, 2004, agree upon revised financial covenants for the fiscal period ending December 31, 2004 and thereafter. Also in November 2004, Enesco entered into an amendment to its credit facility providing a security interest in certain assets to its lenders.

On December 10, 2004, Enesco sold its warehouse and distribution facility at 2200 South Busse Road, Elk Grove Village, Illinois for approximately $20 million. The net proceeds from the sale of $17.6 million were first used to pay the outstanding balance ($6.7 million) of the $7.7 million term loan. The balance of the net proceeds, $10.9 million, was used to reduce the outstanding balance of the revolving portion of the credit facility with a concurrent reduction to the revolving loan commitments. Also on December 10, 2004, Enesco’s lenders extended the time period to January 31, 2005 for Enesco and its lenders to agree on revised financial covenants for the fiscal period ending December 31, 2004 and thereafter.

As of December 31, 2004, after giving effect to the reductions to the credit facility related to the sale of the warehouse and distribution facility, the total credit facility was $49.1 million.

On January 28, 2005, Enesco entered into an amendment with its lenders to its domestic credit facility providing credit facility commitments of $45.0 million until February 28, 2005 and $56.0 million until March 31, 2005. The lenders also waived the resetting of, and compliance with, financial covenants as of December 31, 2004. Also on January 28, 2005, the term of the domestic credit facility was shortened to end March 31, 2005.

On March 28, 2005, Enesco signed a commitment letter (the “Commitment”) with Fleet Capital Corporation, operating as Bank of America Business Credit (“BABC”), for BABC to fully underwrite a $100 million global senior revolving credit facility with a five year term (the “Senior Credit Facility”). Banc of America Securities LLC (“BAS”) expects to form a syndicate of financial institutions to participate in the proposed Senior Credit Facility. In the event that the proposed Senior Credit Facility cannot be successfully syndicated under the terms outlined in the Commitment and related summary of terms and conditions (the “Term Sheet”), Enesco agrees that BABC and BAS shall be entitled, in consultation with Enesco, with certain limitations, to change the pricing, structure and other terms of the proposed Senior Credit Facility if BABC and BAS determine that such changes are necessary to ensure a successful syndication. Under the proposed Senior Credit Facility, Enesco will be the borrower and its material domestic and foreign subsidiaries will be guarantors. The proposed Senior Credit Facility will be secured by substantially all of the assets of Enesco and its material domestic and foreign subsidiaries. The proposed Senior Credit Facility will contain standard terms and conditions, including financial and other covenants, including, without limitation, restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing Enesco’s shares and paying dividends. The Commitment is subject to the satisfaction of several conditions in a manner acceptable to BABC and BAS in their reasonable discretion: (a) each of the terms and conditions set forth in the Commitment and Term Sheet; (b) the absence of a material breach of any representation, warranty or agreement of Enesco set forth in the

Commitment; (c) BABC’s and BAS’ satisfaction that prior to and during the syndication of the Senior Credit Facility there shall be no competing offering, placement or arrangement of any debt securities or bank financing by or on behalf of Enesco or any of its subsidiaries (except that Enesco is permitted to pursue an extension and amendment to its existing domestic credit facility referred to above); (d) the negotiation, execution and delivery of definitive documentation for the Senior Credit Facility consistent with the Term Sheet and otherwise satisfactory to BABC and BAS and (e) BABC and BAS not becoming aware after the date of the Commitment of any information or other matter which in BABC’s or BAS’ judgment is inconsistent in a material and adverse manner with any information or other matter disclosed to BABC and BAS prior to the date of the Commitment with respect to Enesco and its subsidiaries, their respective businesses or financial condition, or the transactions contemplated in connection with the Senior Credit Facility. Enesco expects to close on the proposed Senior Credit Facility on or before April 30, 2005.

On March 29, 2005, Enesco entered into an amendment with its lenders to its domestic credit facility, effective March 31, 2005, extending the term of such facility through January 1, 2006. The credit facility commitments range from $50 million to $70 million, based on Enesco’s seasonal borrowing needs. The amendment also sets certain financial covenants for 2005. In the event that the outstanding loans under the domestic credit facility are not repaid in full: (i) by May 16, 2005, a fee in the amount of $700,000 will become payable, (ii) by June 30, 2005, another fee of $700,000 will become payable, and (iii) with proceeds provided by lenders that include Fleet National Bank or an affiliate of Fleet National Bank, a fee of $1,750,000 will become payable. Enesco plans to use borrowings under a new global credit facility described in the following paragraph to payoff the loans under its existing credit facility.

The Company believes that our current cash and cash equivalents, cash generated from operations, and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. Also, in the course of pursuing growth opportunities, including but not limited to acquisitions and alliances, Enesco may need to negotiate additional or amend existing credit facilities. In addition, there are no transactions, arrangements or other relationships with unconsolidated entities or other persons, as of December 31, 2004, that are reasonably likely to materially affect liquidity or requirements for capital resources.

11.     Acquisitions

Acquisitions

In February 2004, Enesco acquired Gregg Gift for $7.3 million. Gregg Gift is a United States-based supplier and distributor of giftware. Gregg Gift’s product line includes book covers, organizers, tote bags, garden and home décor accessories that are distributed through Christian retailers, mass market, catalogs, book shops and card and gift stores. During the first quarter of 2005, Enesco began to integrate certain areas of Gregg Gift, including utilizing Enesco’s field sales force to sell Gregg Gift’s product to independent card and gift retailers. In connection with the Gregg Gift acquisition, the Company recorded approximately $5.3 million of goodwill.

In July 2004, Enesco Limited acquired certain assets of Dartington Crystal Limited (Dartington) for $7.0 million. Dartington is a United Kingdom based designer and manufacturer of uncut crystal. Dartington’s product line includes glassware, bowls, vases, candleholders and giftware. In connection with the Dartington acquisition, the Company recorded approximately $4.1 million of goodwill.

The results of operations of these two acquisitions are included in the consolidated statement of operations since their acquisition dates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Enesco Group, Inc.:

We have audited the accompanying consolidated balance sheets of Enesco Group, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, retained earnings, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as it relates to the years ended December 31, 2004, 2003, and 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enesco Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As disclosed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill as of January 1, 2002.

/s/ KPMG LLP

Chicago, Illinois

March 30, 2005

QUARTERLY RESULTS:

Enesco Group, Inc.

The following tables set forth information with respect to the consolidated quarterly results of operations for 2004 and 2003. The amounts are unaudited, but in the opinion of management include all adjustments necessary to present fairly the results of operations for the periods indicated.

In the fourth quarter of 2003, Enesco recognized a $6.9 million tax benefit primarily for prior year tax accruals that were no longer required. In the fourth quarter of 2004, Enesco recorded a non-cash income tax expense of $18.6 million to establish a valuation allowance with respect to deferred tax assets and an additional non-cash income tax expense of $17.4 million to record a deferred tax liability with respect to unremitted earnings of foreign subsidiaries. See Note 6 of Notes to Consolidated Financial Statements. Also in the fourth quarter of 2004, the Company recorded a $2.2 million increase to cost of sales for excess and obsolete inventory.

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004
Net revenues	$52,323	$61,695	$85,291	$69,658
Cost of sales	30,014	34,466	50,578	47,365

Gross profit	22,309	27,229	34,713	22,293
Selling, general and administrative expenses	29,531	28,868	32,709	35,144
Sale of building (gain)	—	—	—	(3,985)

Operating profit (loss)	$(7,222)	$(1,639)	$2,004	$(8,866)

Net income (loss)	$(4,402)	$(1,152)	$1,039	$(40,673)

Earnings (loss) per common share:
Basic	$(0.31)	$(0.08)	$0.07	$(2.80)

Diluted	$(0.31)	$(0.08)	$0.07	$(2.80)

	For the Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,
	2003	2003	2003	2003
Net revenues	$49,061	$62,713	$72,983	$71,669
Cost of sales	29,248	33,992	41,108	36,366

Gross profit	19,813	28,721	31,875	35,303
Selling, general and administrative expenses	24,324	24,701	24,746	26,025

Operating profit (loss)	$(4,511)	$4,020	$7,129	$9,278

Net income (loss)	$(2,791)	$2,174	$4,597	$13,302

Earnings (loss) per common share:
Basic	$(0.20)	$0.15	$0.33	$0.94

Diluted	$(0.20)	$0.15	$0.32	$0.90

The sum of basic and diluted earnings (loss) per share for 2004 and 2003 quarters does not equal the full year amount due to rounding and the impact of changes in average shares outstanding.

ENESCO GROUP, INC.	SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 2004

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
	Period	Expenses	Accounts	Deductions	Period
Description
For the year ended December 31, 2002
Reserves which are deducted in the balance sheet from assets to which they apply-
Reserves for uncollectible accounts	$2,858,950	$1,633,892	$—	$1,735,650	$2,757,192
Reserves for returns and allowances	$1,748,393	$3,594,676	$—	$4,160,152	$1,182,917
Accumulated amortization of other assets	$36,317,424	$—	$—	$36,317,424	$—
Reserve for downsizing corporate headquarters	$1,262,145	$—	$—	$768,111	$494,034
Reserve for discontinued operations	$265,987	$—	$—	$53,530	$212,457

For the year ended December 31, 2003
Reserves which are deducted in the balance sheet from assets to which they apply-
Reserves for uncollectible accounts	$2,757,192	$2,156,292	$—	$1,960,043	$2,953,441
Reserves for returns and allowances	$1,182,917	$3,420,902	$—	$2,953,491	$1,650,328
Accumulated amortization of other assets	$—	$—	$—	$—	$—
Reserve for downsizing corporate headquarters	$494,034	$—	$—	$172,234	$321,800
Reserve for discontinued operations	$212,457	$—	$—	$123,156	$89,301

For the year ended December 31, 2004
Reserves which are deducted in the balance sheet from assets to which they apply-
Reserves for uncollectible accounts	$2,953,441	$2,329,074	$—	$1,317,856	$3,964,659
Reserves for returns and allowances	$1,650,328	$2,604,931	$—	$1,754,739	$2,500,520
Reserve for downsizing corporate headquarters	$321,800	$—	$—	$(321,800)	$—
Reserve for discontinued operations	$89,301	$—	$—	$(7,150)	$82,151
Valuation allowance for deferred tax assets	$—	$18,640,000	$—	$—	$18,640,000

FIVE-YEAR FINANCIAL HIGHLIGHTS

Enesco Group, Inc.

The financial data set forth below should be read in connection with the financial statements, accompanying notes and Management’s Discussion and Analysis on the preceding pages.

(In thousands, except per share amounts)	2004	2003	2002	2001	2000
Net revenues (1,5)	$268,967	$256,426	$262,330	$275,294	$333,031
Cost of sales (2)	162,423	140,714	151,264	167,358	191,269

Gross profit	106,544	115,712	111,066	107,936	141,762
Selling, general and administrative expenses	126,252	99,796	97,296	115,534	132,675
Sale of building (gain)	(3,985)	—
Amortization of goodwill (3)	—	—	—	1,950	2,658

Operating profit (loss)	(15,723)	15,916	13,770	(9,548)	6,429
Interest expense	(1,148)	(787)	(747)	(1,523)	(3,196)
Interest income	404	537	286	371	1,161
Other income (expense), net	(1,366)	(1,334)	(1,533)	(1,342)	759

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(17,833)	14,332	11,776	(12,042)	5,153
Income taxes (4)	(27,355)	(2,950)	(8,897)	(13,153)	(9,939)

Income before cumulative effect of a change in accounting principle	(45,188)	17,282	20,673	1,111	15,092
Cumulative effect of a change in accounting principle, net of income taxes (3)	—	—	(29,031)	—	—

Net income (loss)	($45,188)	$17,282	($8,358)	$1,111	$15,092

Earnings (loss) per common share:
Basic: Income before cumulative effect of a change in accounting principle	$3.16	$1.23	$1.49	$0.08	$1.11
Cumulative effect of a change in accounting principle, net of tax	—	—	(2.09)	—	—
Net income (loss)	(3.16)	1.23	(0.60)	0.08	1.11

Diluted: Income before cumulative effect of a change in accounting principle	($3.16)	$1.20	$1.47	$0.08	$1.11
Cumulative effect of a change in accounting principle, net of tax	—	—	(2.09)	—	—
Net income (loss)	(3.16)	1.20	(0.60)	0.08	1.11

Average shares of common stock—basic	14,309	14,028	13,854	13,708	13,562
Average shares of common stock—diluted	14,821	14,444	14,110	13,836	13,636
Shares of common stock outstanding at year end	14,557	14,164	13,909	13,769	13,612

Market value per common share at year end	$8.08	$10.32	$7.08	$6.30	$4.69
Cash dividends declared	$—	$—	$—	$—	$3,782
Dividends declared per common share	$—	$—	$—	$—	$0.28

Capital expenditures	$4,552	$5,918	$4,284	$2,729	$4,794
Depreciation	$7,111	$5,236	$5,014	$5,071	$5,948
Working capital	$79,995	$94,351	$76,099	$54,389	$58,931
Total assets	$193,883	$202,468	$179,785	$219,551	$231,479
Total long-term liabilities	$9,838	$3,551	$3,795	$8,938	$11,562
Shareholders’ equity	$109,267	$147,239	$121,913	$126,377	$125,693

Book value per common share	$7.51	$10.40	$8.76	$9.18	$9.23
Return on average shareholders’ equity	(35%)	13%	(7%)	1%	13%

(1)	Revenue figures include shipping and handling costs billed to customers and are reduced by co-op advertising allowances.

(2)	Cost of sales includes non-cash charges of $8.7 million in 2001 related to the write-down of inventory values as part of Enesco’s product rationalization program, $2.9 million in 2000.

(3)	Amortization of goodwill ended 1/1/02 with the adoption of FAS 142. Additionally, the adoption of FAS 142 resulted in Enesco writing off $29.0 million of goodwill in 2002 recorded as a cumulative effect of a change in accounting principle.

(4) The 2004 provision for income taxes includes an $18.6 million expense to establish a valuation allowance with respect to deferred tax assets. The 2004 tax provision also includes a $17.4 million expense to create a deferred tax liability for unremitted earnings of foreign subsidiaries that will be deemed to have been distributed due to the planned guarantee in 2005 of the Company’s debt. The tax expense for 2003, 2002, 2001 and 2000 included benefits of $6.8 million, $12.9 million, $9.4 million and $12 million respectively related primarily to prior year accruals that were no longer necessary as a result of completed tax audits and closed tax years.

(5)	Enesco reclassified revenue and expenses associated with club sales from SG&A to revenues and cost of sales. As a result, revenues increased $6.6 million, $7.4 million, $8.5 million, $8.2 million, and $9.2 million in 2004, 2003, 2002, 2001, and 2000 respectively. Cost of sales increased by $3.5 million, $3.9 million, $4.6 million, $6.5 million, and $6.4 million respectively. SG&A increased by $3.1 million, $3.5 million, $3.9 million, $1.7 million, and $2.9 million respectively.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk -

Enesco’s exposure to market risk for changes in interest rates relates primarily to its domestic credit facility. The outstanding balance under its credit facility accrues interest at a variable rate. As of December 31, 2004, Enesco had a total of $26.4 million of interest bearing debt outstanding, including debt outside the United States of $1.5 million, with a floating interest rate of approximately 4%. If amounts outstanding under Enesco’s credit facility remained at this year-end level for an entire year and the variable interest rate increased or decreased by 1%, the annual interest expense or savings, respectively, would be approximately $0.3 million.

Foreign Currency Exchange Risk -

See “Notes to Consolidated Financial Statements” Note 8 – Financial Instruments.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(a)(1) and (2) Financial Statements and Schedules. The financial statements and schedules required by this item are listed in the Index to Financial Statements and Schedules of Enesco Group, Inc. on page 53 of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Enesco has no disagreements with its independent auditors regarding accounting or financial disclosure matters.

ITEM 9A.     CONTROLS AND PROCEDURES.

(a) Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of December 31, 2004. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

Enesco is committed to a continuing process of identifying, evaluating and implementing improvements to the effectiveness of our disclosure and internal controls and procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls and procedures will prevent all errors. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within Enesco have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in any control system, misstatements due to error or violations of law may occur and not be detected.

(b) There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Enesco is currently completing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain significant deficiencies relating to internal controls which senior management believed needed to be corrected and many of which have been corrected; however, further remediation will occur in 2005. As a result, we are evaluating and implementing further improvements to our internal controls over financial reporting and will continue to do so. These improvements include improved segregation of duties, further formalization of financial review policies and procedures and implementation of additional information technology general controls. To date: (1) management has not identified any “material weakness” as defined by the Public Company Accounting Oversight Board (PCAOB); however, as management completes its evaluation process, there can be no assurance that one or more material weaknesses will not be identified; and (2) management has not yet determined whether the significant deficiencies it has identified relating to internal controls, individually or in the aggregate, constitute a “material weakness” as defined by the PCAOB. To the extent any additional internal control issues are identified in connection with Enesco’s continued compliance efforts, they will be addressed accordingly. We plan to file an amendment to this Form 10-K with further disclosure on Enesco’s compliance with Section 404 of the Sarbanes Oxley Act of 2002 no later than May 2, 2005.

ITEM 9B.      OTHER INFORMATION

NONE.

P A R T III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required by this item regarding the directors of Enesco is set forth under the captions “Proposal 1: Election of Directors” and “Information as to Board of Directors and Nominees” in Enesco’s Proxy Statement and is incorporated herein by reference. Information required by this item regarding the executive officers of Enesco is included under the caption “Executive Officers of the Registrant” in Part I, Item 4A, hereof, and is incorporated herein by reference, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K. Information required by this item regarding reporting compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Enesco’s Proxy Statement and is incorporated herein by reference. Enesco will file its Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of the 2004 fiscal year end covered by this Report.

The Company has a Code of Business Conduct and Ethics that applies to its Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and persons performing similar functions. A copy of the Company’s Code of Business Conduct and Ethics is available at the Company’s website at www.enesco.com under the Investor Relations Section of the Company’s website. A copy of the Company’s Code of Business Conduct and Ethics is also available free of charge by writing to the Company’s Secretary at 225 Windsor Drive, Itasca, Illinois 60143. The Company also intends to disclose on its website any amendments that it makes to, or waivers that it grants from, the Company’s Code of Business Conduct and Ethics affecting the Company’s principal executive officers, principal financial officer and principal accounting officer or controller, or persons performing similar functions that relate to deterring wrongdoing or promoting: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission and in other public communications made by the Company; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of the Company’s Code of Business Conduct and Ethics to an appropriate person or persons identified in the Company’s

Code of Business Conduct and Ethics; and (v) accountability for adherence to the Company’s Code of Business Conduct and Ethics.

ITEM 11.     EXECUTIVE COMPENSATION.

Information required by this item is set forth under the captions “Executive Compensation,” “Human Resource and Compensation Committee Report on Executive Compensation,” “Performance Graph,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information

     The following table sets forth certain information as of December 31, 2004, with respect to compensation plans under which shares of Enesco common stock may be issued.

	Number of		Number of
	Securities or		Securities
	Securities to be	Weighted-average	Remaining Available
	Issued Upon	Exercise Price of	for Future Issuance
	Exercise of	Outstanding	Under Equity
	Options, Warrants	Options, Warrants	Compensation Plans
Plan Category	and Rights (#)	and Rights ($)	(#)
Equity compensation plans approved by our shareholders:
1999 Non-Employee Director Stock Plan	123,343	$8.95	176,657
Amended and Restated 1996 Long Term Incentive Plan	1,734,970	11.11	1,189,155
1991 Stock Option Plan	397,093	15.16	—
Equity securities not approved by Enesco shareholders:
1998 Chairman Stock Option Plan	14,000	$25.81	—
Directors Retirement Plan
1999 cancellation of Non-Employee	20,523	—	—
Shares issued as partial compensation for services Chair of Executive Search Committee	17,292	—	—
Warrants to purchase common stock	200,000	4.38	—
Options to purchase common stock	177,997	6.05	—

Total	2,685,218	$10.93	1,365,812

Security Ownership of Management

Information required by this item is set forth under the caption “Our Largest Stockholders” and “Shares Held by Our Directors and Executive Officers” in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by this item is set forth under the caption “Independent Public Accountants” in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a)(1) and (2) Financial Statements and Schedules. The financial statements and schedules required by this item are listed in the Index to Financial Statements and Schedules of Enesco Group, Inc. on page 53 of this Form 10-K.

     (a)(3) Exhibits. The exhibits required by this item are listed in the Exhibit Index on pages 64 — 66 of this Form 10-K. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K are listed as Exhibits 10(a) to 10(s) in the Exhibit Index.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2005.

ENESCO GROUP, INC. (Registrant)
By:	/s/ Cynthia Passmore-McLaughlin
Cynthia Passmore-McLaughlin
President and Chief Executive Officer

By:	/s/ Paula E. Manley
Paula E. Manley
Chief Financial Officer and Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 31st day of March, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ Cynthia Passmore-McLaughlin Cynthia Passmore-McLaughlin	Director, President and Chief Executive Officer
/s/ Anne-Lee Verville Anne-Lee Verville	Chairman of the Board, Director
/s/ Judith R. Haberkorn Judith R. Haberkorn	Director
/s/ Donna Brooks Lucas Donna Brooks Lucas	Director
/s/ George R. Ditomassi George R. Ditomassi	Director
/s/ Thane A. Pressman Thane A. Pressman	Director
/s/ Hector J. Orci Hector J. Orci	Director
/s/ Leonard A. Campanaro Leonard A. Campanaro	Director

EXHIBIT INDEX

     Reg. S-K

Item 601	EXHIBIT
2(a)*	Stock and Asset Purchase Agreement dated as of November 24, 1997 by and between Stanhome Inc. and Laboratoires De Biologie Vegetale Yves Rocher. (Exhibit 2.1 to Form 8-K filed on December 31, 1997 in Commission File No. 0-1349.)

3(a)*	Articles of Incorporation as amended. (Exhibit 3(a) to Form 10-K filed on March 12, 2004 in Commission File No. 0-1349.)

3(b)*	By-Laws. (Exhibit 3(b) to Form 10-K filed on March 12, 2004 in Commission File no. 0-1349.)

4(a)*	Renewed Rights Agreement dated as of July 22, 1998 between Enesco Group, Inc. and Mellon Investor Services L.L.C. (Exhibit 4 to Form 8-K filed on July 23, 1998 in Commission File No. 0-1349.)

4(b)*	Warrant Agreement dated June 29, 2000 by and between Enesco Group, Inc. and Warner Bros. (Exhibit 4 to Form 10-Q filed for the period ended June 30, 2000 in Commission File No. 0-1349.)

10(a)*	1991 Stock Option Plan, as amended and restated through December 4, 1996. (Exhibit 10 (b) to Form 10-K filed for the period ended December 31, 1996 in Commission File No. 0-1349.)

10(b)*	Special Interim Chief Executive Officer Stock Option Plan. (Exhibit 10(c) to Form 10-K filed for the period ended December 31, 1993 in Commission File No. 0-1349.)

10(c)*	Amended and Restated 1996 Long-Term Incentive Plan. (Exhibit 4.1 to Form S-8 filed on May 21, 2004 in Commission File No. 0-1349.)

10(d)*	1998 Chairman Stock Option Plan. (Exhibit 10(f) to Form 10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

10(e)*	Non-Employee Director Stock Plan. (Exhibit 10 to Form 10-Q filed for the period ended March 31, 1995 in Commission File No. 0-1349.)

10(f)*	Amended and Restated 1999 Non-Employee Director Stock Plan. (Exhibit 4.1 to Form S-8 filed on May 21, 2004 in period ended March 31, 1995 in Commission File No. 0-1349.)

10(g)*	Form of Change in Control Agreement. (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1992 in Commission File No. 0-1349.) A substantially identical agreement exists with Cynthia Passmore-McLaughlin.

10(h)*	Form of Change in Control Agreement with certain executive officers and non-executive officers (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1991 in Commission File No. 0-1349.) Substantially identical agreements exist with M. Frances Durden, Josette V. Goldberg, Paula E. Manley, Jeffrey S. Smith and Charles E. Sanders.

10(i)	Enesco Group, Inc. Supplemental Retirement Plan, as amended and restated, effective January 1, 2005.

10(j)*	License Agreement between Precious Moments, Inc. and Enesco Corporation. (Exhibit 10 to Form 10-Q filed for the period ended June 30, 1993 in Commission File No. 0-1349.)

Item 601	EXHIBIT
10(k)*	First Amendment to License Agreement between Precious Moments, Inc. and Enesco Corporation. (Exhibit 10(hh) to Form 10-K filed on March 27, 1998 for the period ended December 31, 1997 in Commission File No. 0-1349.)

10(l)*	Second Amendment to License Agreement between Precious Moments, Inc. and Enesco Corporation. (Exhibit 10(bb) to Form 10-K filed on March 29, 1999 for the period ended December 31, 1998 in Commission File No. 0-1349.)

10(m)*	Third Amendment to License Agreement between Precious Moments, Inc. and Enesco Group, Inc.(Exhibit 10.1) to Form 10-Q filed on November 14, 2004 for the period ended September 30, 2001 in Commission File No. 0-1349.)

10(n)*	Fourth Amendment to License Agreement between Precious Moments, Inc. and Enesco Group, Inc. (Exhibit 10(q) to Form 10-K filed on March 27, 2003 for the period ended December 31, 2002 in Commission File No. 0-1349.)

10(o)*	Fifth Amendment to License Agreement between Precious Moments, Inc. and Enesco Group, Inc. (Exhibit 10.1 to Form 10-Q filed on May 15, 2003 for the period ended March 31, 2003 in Commission File No. 0-1349.)

10(p)*	Sixth Amendment to License Agreement between Precious Moments, Inc. and Enesco Group, Inc. (Exhibit 10 to Form 8-K filed on September 27, 2004 in Commission File No. 0-1349.)

10(q)*	License Agreement between Jim Shore Designs, Inc. and Enesco Group, Inc. (Exhibit 10 to Form 8-K filed on October 5, 2004 in Commission File No. 0-1349.)

10(r)*	Second Amended and Restated Senior Revolving Credit Agreement dated June 16, 2003 by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10.1 to Form 8-K filed on June 19, 2003 in Commission File No. 0-1349.)

10(s)*	First Amendment to Second Amended and Restated Senior Revolving Credit Agreement by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10(r) to Form 10-K filed on March 12, 2004 in Commission File No. 0-1349.)

10(t)*	Second Amendment to Second Amended and Restated Senior Revolving Credit Agreement by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10.1 to Form 8-K filed on August 11, 2004 in Commission File No. 0-1349.)

10(u)*	Third Amendment to Second Amended and Restated Senior Revolving Credit Agreement by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10.1 to Form 10-Q filed on November 8, 2004 in Commission File No. 0-1349.)

10(v)*	Fourth Amendment to Second Amended and Restated Senior Revolving Credit Agreement by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10.1 to Form 8-K filed on November 24, 2004 in Commission File No. 0-1349.)

10(w)*	Mortgage, Assignment of Leases and Rents and Security Agreement between Enesco Group, Inc. and Fleet National Bank, as Agent (Exhibit 10.2 to Form 8-K filed on November 24, 2004 in Commission File No. 0-1349.)

Item 601	EXHIBIT

10(x)*	Fifth Amendment to Second Amended and Restated Senior Revolving Credit Agreement by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10.1 to Form 8-K filed January 31, 2005 in Commission File No. 0-1349.)

10(y)*	ROA Incentive Program 2004. (Exhibit 10.1 to Form 10-Q filed on May 10, 2004).

10(z)*	Cynthia Passmore-McLaughlin Employment Agreement (Exhibit 10 to Form 8-K filed on September 16, 2004 in Commission File No. 0-1349).

10(aa)	Enesco Group, Inc. 2005 Bonus Plan.

10(bb)	Enesco Group, Inc. Senior Leadership Bonus Program 2005.

10(cc)*	Agreement to Purchase Industrial Building between Enesco Group, Inc. and CenterPoint Properties Trust dated December 10, 2004. (Exhibit 99 to Form 8-K filed on December 13, 2004 in Commission File No. 0-1349).

10(dd)*	Letter Amendment to Fifth Amendment to Second Amended and Restated Revolving Credit Agreement among Enesco Group, Inc., Fleet National Bank and LaSalle Bank N.A. (Exhibit 10 to Form 8-K filed on February 17, 2005 in Commission File No. 0-1349).

10(ee)*	Sixth Amendment to Second Amended and Restated Revolving Credit Agreement among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10 to Form 8-K filed on March 29, 2005 in Commission File No. 0-1349).

21	Subsidiaries of Enesco Group, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31.1	Certification of Chief Executive Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Exchange Act Rules 13A-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated By Reference