Form 10-K/A
period 2004-12-31
ENESCO GROUP INC
filed 2005-04-29
CIK 93542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-1349

Enesco Group, Inc.

(Exact name of registrant as specified in its charter)

Illinois	04-1864170
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

225 Windsor Drive, Itasca, Illinois	60143
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(630) 875-5300
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $.125 per share, together with the Associated	New York Stock Exchange
Common Stock Purchase Rights (“Common Stock”)	Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant was $125,130,468 on June 30, 2004.

      The number of shares outstanding of the registrant’s Common Stock as of April 27, 2005 was 14,670,604 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE FOR FILING OF FORM 10-K/A

      This amendment No. 1 to Enesco Group, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which was originally filed on March 31, 2005 (the “Original Filing”), amends Item 4A of Part I, Item 9A of Part II, and Item 15 of Part IV. Item 4A of Part I has been amended to revise the biographical information relating to Paula E. Manley, the Company’s Chief Financial Officer. Item 9A of Part II has been amended to include (i) the report of the Company’s management on the Company’s internal control over financial reporting required by Item 308(a) of Regulation S-K, and (ii) the related attestation report of the Company’s independent registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting required by Item 308(b) of Regulation S-K. Item 15 of Part IV has also been amended to reflect the inclusion of updated certifications of certain executive officers and the consent of the Company’s independent registered public accounting firm.

      In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, the following items of the Original Filing are amended in their entirety and the complete text of those Items is set out in this Amendment No. 1 to Form 10-K/A:

Part I

Item 4A.	Executive Officers of the Registrant.

Part II

Item 9A.	Controls and Procedures.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The Company omitted the reports in Item 9A from the Original Filing in reliance on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 granting an exemption from specified provisions of Exchange Act Rules 13a-1 and 15d-1, as set forth in SEC Release No. 50754. The Company is now filing the reports in Item 9A, which were omitted from the Original Filing within the period and in accordance with the conditions set forth in the SEC’s order.

The other Items of the Original Filing are unaffected by the changes described above and have not been amended in this Amendment No. 1 to Form 10-K/A. All information in this Amendment No. 1 to Form 10-K/A is as of the date of the Original Filing, except for certifications, which speak as of their respective dates and the filing date of this Amendment No. 1 to Form 10-K/A, and does not reflect any subsequent information or events occurring after the date of the Original Filing. Accordingly, this Amendment No. 1 to Form 10-K/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

PART I

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

Prior to Ms. Manley joining Enesco, she was the Chief Financial Officer of Follett Higher Education Group, the country’s largest outsource provider of college bookstores from November 2000 until January 2005. From 1999 to 2000, she was Chief Financial Officer of Einstein Noah Bagel Corporation (“Einstein”), one of the largest chains of bagel shops in the U.S. and Vice President of Operations Finance/Controller from 1998 until 1999. On April 27, 2000, Einstein filed a Chapter 11 bankruptcy petition. Einstein was subsequently purchased by the New World Restaurant Group.

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

PART II

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Enesco Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934. Enesco’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Enesco’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, Enesco used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

Enesco’s independent registered public accounting firm, KPMG LLP, that audited the consolidated financial statements included in the Company’s Annual Report on Form 10-K, has issued an attestation report, which appears below, on management’s assessment of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Enesco Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Enesco Group, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, retained earnings, comprehensive income and cash flows, and the related financial statement schedule, for each of the years in the three-year period ended December 31, 2004, and our report dated March 30, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Chicago, Illinois
April 26, 2005

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)(1) and (2) Financial Statements and Schedules. The financial statements and schedules required by this item were previously filed as part of the Form 10-K for the fiscal year ended December 31, 2004, and were listed in the Index to Financial Statements and Schedules of Enesco Group, Inc. on page 53 of the Form 10-K for the fiscal year ended December 31, 2004.

      (a)(3) Exhibits. The exhibits required by this item were previously filed as part of the Form 10-K for the fiscal year ended December 31, 2004, and were listed in the Exhibit Index on pages 64 — 66 of the Form 10-K for the fiscal year ended December 31, 2004. The management contracts and compensatory plans or arrangements required to be filed as an exhibit to this Form 10-K were listed as Exhibits 10(a) to 10(s) in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENESCO GROUP, INC.
By:	/s/ Cynthia Passmore-McLaughlin
Cynthia Passmore-McLaughlin,
President and Chief Executive Officer
Dated: April 29, 2005

EXHIBIT INDEX

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer under Exchange Act Rules 13A-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002