Form 10-Q
period 2005-03-31
ENESCO GROUP INC
filed 2005-05-10
CIK 93542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Yes ☑          No ☐

At March 31, 2005, 14,659,496 shares of the registrant’s Common Stock with Associated Rights were outstanding.

ENESCO GROUP, INC.
TABLE OF CONTENTS

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

It is not possible to predict or identify all factors that could potentially cause actual results to differ materially from expected and historical results. Some such factors are:

Business Environment

•	Day-to-day effects of current economic conditions and market fluctuations. This includes contributing factors such as interest and foreign currency rate changes, which may create a positive or negative impact on operations.

•	Consumer interest in products is seasonal and may vary based on current market demand fluctuations, and time of year.

•	Effects of terrorist activity and armed conflict, possibly causing a business disruption in global economic activity, changes in logistics, and security arrangements. This is particularly significant with respect to our heavy reliance on external manufacturing facilities located in China.

•	Competitive activities, particularly those of our main competitors, can significantly influence giftware prices and product demand.

•	The level of success of our new product introductions and those of our competitors will impact our competitive position.

•	Ability to realize projected cost savings considering the evolving business and regulatory environment, and the degree of success in implementing planned organizational restructurings and process improvements, particularly among the operations in the United States.

•	Ability to continue to renew or enter into new credit facilities to finance operational requirements at competitive cost and interest rates.

•	Ability to timely and efficiently resolve current and future Enterprise Resource Planning (ERP) system issues with reliance on the Company’s former legacy functioning operating systems.

Sales Environment

•	Ability to secure, maintain and renew licenses, particularly Jim Shore (Heartwood Creek), Priscilla Hillman (Cherished Teddies), Disney and Precious Moments, which have been top performers and make up approximately 40% of associated product line revenues.

•	Changes in the geographical mix of revenue for the United States and International will impact gross margin.

•	Mass retailers’ attempts at direct sourcing and determining the right product designs.

•	Sales and profitability can be affected by changes over time in consumer preferences from one type of product to another. This may create a shift in demand from products with higher margins to those with lower margins, or to products we do not sell at all.

Production, Procurement and Distribution

•	Timing of customer orders, shipments to the United States from suppliers in China and emerging countries, and the ability to forecast and meet customer demands for products in a timely and cost-effective manner.

•	Ability to understand metrics to track and effectively manage manufacturing and supply chain lead times, which cause fluctuations in inventory levels and order fulfillment timeliness, can influence demand.

•	Fluctuations in customs regulations, tariffs, freight, and political changes can adversely affect results of operations.

•	Availability to source products due to changes in conditions that impact suppliers including environmental conditions, laws and regulations, litigation involving suppliers, transportation disruptions, force majeure events and/or business decisions made by suppliers could have an adverse impact on operating results.

Legal and Other

•	The actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates (including items potentially impacted by the implementation of the ERP system in the United States) used in determining the value of certain assets (including the amounts of related allowances), liabilities, claims and tax assessments of undetermined merit and amount asserted against us for various legal matters and other items reflected in consolidated financial statements. Risk of trademarks and license infringements, and our ability to effectively enforce our rights.

ITEM 1. FINANCIAL STATEMENTS

ENESCO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004

	(Unaudited)
	March 31,	December 31,
(In thousands)	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$18,636	$14,646
Accounts receivable, net	64,389	70,526
Inventories	62,633	65,371
Prepaid expenses	4,934	3,310
Deferred income taxes	820	920

Total current assets	151,412	154,773

Property, Plant and Equipment, at Cost:
Land and improvements	1,200	1,200
Buildings and improvements	21,948	22,131
Machinery and equipment	10,231	10,273
Office furniture and equipment	37,383	37,454
Transportation equipment	714	796

	71,476	71,854

Less - accumulated depreciation and amortization	(52,142)	(49,345)

Property, plant and equipment, net	$19,334	$22,509

Other Assets:
Goodwill	9,403	9,403
Other	4,011	4,116
Deferred income taxes	3,072	3,082

Total other assets	16,486	16,601

	$187,232	$193,883

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004

	(Unaudited)
	March 31,	December 31,
(In thousands)	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Notes and loans payable	$38,048	$26,354
Accounts payable	14,395	18,680
Federal, state and foreign income taxes	8,078	6,405
Deferred gain on sale of fixed assets	1,711	1,711
Accrued expenses -
Payroll and commissions	2,696	2,599
Royalties	12,098	12,267
Post-retirement benefits	1,284	2,029
Other	5,498	4,733

Total current liabilities	83,808	74,778

Long-Term Liabilities:
Post-retirement benefits	2,917	3,008
Deferred gain on sale of fixed assets	6,317	6,830

Total long-term liabilities	9,234	9,838

Shareholders’ Equity:
Common stock, par value $.125:
Authorized 80,000 shares; Issued 25,228 shares	3,154	3,154
Capital in excess of par value	43,793	44,229
Retained earnings	287,246	302,462
Accumulated other comprehensive income	7,574	8,152

	341,767	357,997

Less - Shares held in treasury, at cost:
Common stock, 10,569 shares at March 31, 2005 and 10,671 shares at December 31, 2004	(247,577)	(248,730)

Total shareholders’ equity	94,190	109,267

Total liabilities and shareholders’ equity	$187,232	$193,883

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(Unaudited)

(In thousands, except per share amounts)	2005	2004
Net revenues	$60,084	$52,323
Cost of sales	37,481	30,014

Gross profit	22,603	22,309

Selling, general and administrative expenses	34,626	29,531

Operating loss	(12,023)	(7,222)

Interest expense	(399)	(85)
Interest income	120	112
Other expense, net	(835)	(315)

Loss before income taxes	(13,137)	(7,510)

Income tax (expense) benefit	(2,079)	3,108

Net loss	$(15,216)	$(4,402)

Net loss per common share - basic and diluted	$(1.04)	$(0.31)

The accompanying notes are an integral part of these consolidated financial statements.

Enesco Group, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2005 and March 31, 2004
(Unaudited)

						Accumulated
					Capital in	Other
	Common Stock		Treasury Stock		Excess of	Comprehensive	Common Stock
(in thousands)	Shares	Amount	Shares	Amount	Par Value	Income	Earnings	Equity

Balance December 31, 2003	25,228	$3,154	11,064	$(253,168)	$45,863	$3,740	$347,650	$147,239

Net loss							(4,402)	(4,402)

Currency translation adjustments						750		750

Total comprehensive income (loss)						750	(4,402)	(3,652)

Exercise of stock options			(9)	97	(53)			44

Other common stock issuance			(23)	272	(10)			262

Balance March 31, 2004	25,228	3,154	11,032	(252,799)	45,800	4,490	343,248	143,893

Balance December 31, 2004	25,228	3,154	10,671	(248,730)	44,229	8,152	302,462	109,267

Net loss							(15,216)	(15,216)

Currency translation adjustments						(578)		(578)

Total comprehensive income (loss)						(578)	(15,216)	(15,794)

Exercise of stock options			(50)	562	(240)			322

Other common stock issuance			(52)	591	(196)			395

Balance March 31, 2005	25,228	$3,154	10,569	$(247,577)	$43,793	$7,574	$287,246	$94,190

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004
(Unaudited)

(In thousands)	2005	2004
Operating Activities:
Net Income (loss)	$(15,216)	$(4,402)
Adjustments to reconcile net income(loss) to net cash provided (used) by operating activities

Depreciation and amortization of property, plant and equipment	3,662	1,454
Deferred income taxes	105	62
(Gains) losses on sale of capital assets	(516)	(3)
Changes in assets and liabilities:
Accounts receivable	5,794	5,168
Inventories	2,390	1,527
Prepaid expenses	(1,653)	505
Other assets	35	(117)
Accounts payable and accrued expenses	(4,131)	(11,865)
Federal, state and foreign income taxes	1,686	(3,794)
Long-term post retirement benefits	(91)	60

Net cash provided (used) by operating activities	(7,935)	(11,405)

Investing Activities:
Purchases of property, plant and equipment	(618)	(868)
Acquisitions, net of cash acquired	0	(7,262)
Proceeds from sales of property, plant and equipment	5	12

Net cash provided (used) by investing activities	(613)	(8,118)

Financing Activities:
Net issuance (repayment) of notes and loans payable	11,761	18,523
Exercise of stock options	322	44
Other common stock issuance	395	262

Net cash provided (used) by financing activities	12,478	18,829

Effect of exchange rate changes on cash and cash equivalents	60	620

Increase (decrease) in cash and cash equivalents	3,990	(74)

Cash and cash equivalents, beginning of period	14,646	10,645

Cash and cash equivalents, end of period	$18,636	$10,571

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2005

1. Description of Business:
Enesco Group, Inc. (“Enesco”, “We”, or “Our”) is a corporation organized in 1937. Enesco’s corporate headquarters are located at 225 Windsor Drive, Itasca, Illinois 60143. We are a world leader in the gift, home décor, garden accessories, and collectible industries. We distribute products to a wide variety of specialty gift retailers, home décor boutiques, garden stores, as well as mass-market chains and direct retailers. Internationally, we serve markets in the United Kingdom, Canada, Europe, Australia, Mexico, Asia and the Pacific Rim. Our product lines comprise some of the world’s most recognizable brands, including, Heartwood Creek by Jim Shore, Walt Disney Company, Walt Disney Classics Collection, Pooh & Friends, Nickelodeon, Bratz, Halcyon Days, Lilliput Lane, Border Fine Arts, Dartington Crystal, Cherished Teddies and Precious Moments. Some of our specific products are accent furniture, wall décor, garden accessories, frames, desk accessories, figurines, cottages, musicals, music boxes, ornaments, waterballs, candles, tableware, general home accessories, crystal and glassware and porcelain bisque and other figurines.

We believe that demographic and economic trends support growth in home decor, garden and gift lines. The home redecoration focus continues to grow in the United States. Outdoor living is a burgeoning lifestyle trend in the United States, especially as the population shifts to the Sunbelt. We currently have a presence and compete in three major geographical areas that include the United States, Europe and Canada. The United States accounted for approximately 59%, Europe 30%, Canada 10% and rest of the world 1% of the 2004 consolidated net revenues. We expect this geographic mix to remain at these approximate proportions in 2005. Europe is primarily the United Kingdom, Germany and France, the rest of the world is Mexico and various other countries.

Our operations in the United States, United Kingdom, Canada and France each have their own employee sales organizations. We also sell our products through distributors in approximately 25 countries around the world. In addition to selling various Enesco-developed product lines in the United Kingdom and several other European countries, Enesco Limited, a subsidiary of Enesco Group, Inc., with its headquarters located in Carlisle, Cumbria, England, oversees the operations of our subsidiary located in France and the independent agents in Germany, Holland and Belgium. Enesco Limited also administers the collectors clubs that are based in

Europe. Our Canadian subsidiary, N.C. Cameron, sells its various product lines in Canada and administers the collectors clubs based in Canada.

Our 2005 marketing structure focuses on brand building, particularly for Enesco developed lines, such as Foundations, Dartington in the United Kingdom, Gregg Gift and other lines of products, such as Heartwood Creek by Jim Shore. We are leveraging the talents of outside artists across a range of product categories and price positions.

2. Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying financial data as of March 31, 2005 and for the three months ended March 31, 2005 and March 31, 2004 has been prepared by Enesco, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

In our opinion, these Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of our financial position as of March 31, 2005, results of operations for the three months ended March 31, 2005 and March 31, 2004, and cash flows for the three months ended March 31, 2005 and March 31, 2004.

The results of operations for interim periods are not necessarily indicative of the operating results for full fiscal years or any future period. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts and sales returns, inventory valuations, impairments of tangible and intangible assets, and other special charges and taxes. Actual results could differ from these estimates. When preparing an estimate we determine what factors are most likely to affect the estimate. Enesco also gathers information inside and outside the organization. The information is evaluated and the estimate is made.

The following are the critical accounting policies that we believe could have a significant impact on our financial statements if these judgments, assumptions and estimates used by us turn out to be incorrect. In addition, we have discussed these critical accounting policies with our Audit Committee.

Accounts Receivable Allowances:

Doubtful Accounts – The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the historical write-off percentage applied to outstanding accounts receivable. If there is deterioration in a major customer’s credit worthiness or actual defaults are significantly different than our historical experience, due to changes in the business environment or other factors, estimates of the recoverability of amounts due could be affected. This reserve is comprised of two parts. The first is a general reserve which is calculated by applying the historical bad debt rate (currently 3.6%) to the month end accounts receivable balance. The historical rate is adjusted annually to reflect actual experience or more frequently if we deem necessary. If the general reserve percentage increased 1% to 4.6%, this would require an adjustment to the reserve of $398,000 (as of March 31, 2005) and a corresponding increase in bad debt expense of $398,000. The second part of the reserve is for specific accounts, with an outstanding balance greater than $50,000, whose collectability, in our opinion is in question. These accounts are reviewed on a monthly basis and are adjusted as deemed necessary.

Sales Allowances:

Sales Returns – The sales returns and allowances (R&A) reserve is based on historical trends and specific accounts where the customer has taken a deduction or has similarly challenged an invoice and we believe it is likely the claim will be accepted. The general reserve is calculated by applying the historical percentage of the sales return for the year (currently 2.9%) to the last two month’s sales. This is considered by us to be a reasonable amount of time for customers to receive, evaluate and request authorization to return a shipment. This part of the reserve fluctuates with sales volume as the likelihood of a return increases or decreases with sales levels. This percentage is adjusted yearly to reflect actual experience or more frequently if we deem necessary. If the general reserve percentage increased 1% to 3.9%, this would require an adjustment to the reserve of $229,000 (as of March 31, 2005) and a corresponding increase in R&A cost of $229,000. The second part of the reserve is for specific deductions or claims that a customer has made and that we deem may be accepted. This part of the reserve is reviewed by our management on a monthly basis and is adjusted as deemed necessary.

Inventory Reserves:

Excess/Slow Moving Inventory – As part of our process of developing, forecasting and procuring products, it is likely we may have excess inventory for certain SKU’s. The selling price would then be reduced in order to liquidate this excess inventory, often at less than the product cost. For this reason an inventory reserve is maintained in order to properly state inventory at the lower of cost or market. At every month end, perpetual inventory balances by SKU are compared to unit sales for the most recent 12 rolling months. The difference between the inventory on hand (units) and the last 12 months sales is identified as excess inventory and is subject to reserve. The portion of inventory determined to be excess is reserved at approximately 30% of cost in order to state that inventory at the lower of cost or market. Historical trends (which are verified yearly or more often if deemed necessary) indicate that excess inventory on average is sold at a 30% loss. An entry is made each month to adjust the inventory reserve to the required balance.

Inventory Shrinkage — Based on historic trends a reserve is established in anticipation of an inventory shrink during the year leading up to the time when we take our physical inventory. This reserve is cleared at year end as part of the year-end physical inventory process.

Revenue Recognition:

We recognize revenue when title passes to customers, which generally occurs when merchandise is turned over to the shipper. A provision for anticipated merchandise returns and allowances is recorded based upon historical experience when a sale is recorded. Our amounts billed to customers for shipping and handling is included in revenue. License and royalty fees received by us are recognized as revenue when earned.

Impairments of Tangible and Intangible Assets:

We assess the recoverability of significant tangible and intangible assets, including goodwill, under Financial Accounting Standards Board (“FASB”) Statement Nos. 142 – “Goodwill and Other Intangible Assets” and 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets.” For property, plant and equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill, we perform an annual impairment assessment or more frequently if impairment indicators arise.

Tax Accruals:

Accruals have been established for taxes payable and potential tax assessments. The accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and paid. We have filed and continue to file tax returns with a number of taxing authorities worldwide. We believe such filings have been and are in compliance with applicable laws, regulations and interpretations. Positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. To the extent accruals differ from assessments, when the open tax years are closed or the accruals require adjustment at a point in time, the accruals are adjusted through the provision for income taxes.

Payments for Interest and Income Taxes:

We made cash payments for interest and income taxes as follows (in thousands):

	Three Months Ended
	March 31
	2005	2004

Interest	$424	$140
Income taxes	$238	$627

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the tax effects attributable to the carryforward of net operating losses (NOLs). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. During the quarter, we determined the need for a valuation allowance for deferred tax assets arising primarily for the carryforward of net operating losses. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration of the NOL carryforward. We consider projected future taxable income and tax planning strategies in making this assessment. Based on these factors, we believe that it is more likely than not that the Company will realize the benefits of the net deferred tax assets of approximately $4 million as of March 31, 2005.

Also during the quarter, we provided $2.6 million to establish a reserve for the potential impact of a foreign tax examination. Additionally, other reserves were determined unnecessary; the benefit of $1.1 million was recorded in the current quarter.

Accounting for Stock – Based Compensation:

At March 31, 2005, we have four stock-based compensation (fixed options) plans, not including plans with options that have fully expired. We account for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation plan cost is reflected in net loss, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if Enesco had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based compensation plans.

	Three Months Ended
	March 31
	2005	2004

Net loss as reported	$(15,216)	$(4,402)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects, if any	(517)	(582)

Pro forma net loss	$(15,733)	$(4,984)

Loss per share:
Basic and diluted – as reported	$(1.04)	$(0.31)

Basic and diluted — pro forma	$(1.08)	$(0.35)

3. Geographic Operating Segments:

We operate in the giftware and collectible wholesale industry, predominantly in two major geographic classifications (United States and International). The following table summarizes operations by geographic classification for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	March 31
	2005	2004

Net Revenues
United States	$32,581	$28,171
United States inter-company	(226)	(186)
International	28,093	24,735

International inter-company	(364)	(397)

Total consolidated	$60,084	$52,323

Operating Profit (Loss)

United States	$(13,190)	$(8,771)
International	1,167	1,549

Total consolidated	$(12,023)	$(7,222)

Growth in net United States revenue was primarily due to the revenue generated from the Gregg Gift acquisition of approximately $2 million and favorable effect of foreign exchange rates in translation of approximately $1 million. The increase in United States operating loss was primarily due to higher SG&A costs of approximately $3 million, driven by accelerated depreciation on the ERP system and 2004 year-end audit and related Sarbanes-Oxley costs.

Growth in net International revenues was primarily due to the revenue generated from the July, 2004 Dartington Crystal acquisition of approximately $3 million and the favorable foreign exchange rates in translation. The decrease in International operating income is primarily due to the higher SG&A costs of approximately $0.3 million driven by the July, 2004 Dartington acquisition.

Transfers between geographic operating segments are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net sales. Export sales from the United States to foreign unaffiliated customers represent less than 10% of consolidated net sales.

There were no material changes in the mix of geographic operating segment assets from the amounts disclosed in our December 31, 2004 Form 10-K and the basis of geographic classification of sales and operating profit has not changed in the first quarter of 2005.

4. Other Income (Expense), net:

Other income (expense), net for the three months ended March 31, 2005 and 2004 consisted of the following (in thousands):

	Three Months Ended
	March 31
	2005	2004

Foreign currency gain (loss)	$6	$(6)
Gain on sale of fixed assets	3	3
Bank charges and other	(844)	(312)

	$(835)	$(315)

Bank charges have increased approximately $0.5 million primarily due to the ongoing effort to amend the United States credit facility and establish a global facility. (See Note 8, Subsequent Events, for further details).

5. Loss Per Common Share (Basis of Calculations):

The number of shares used in the loss per common share computations for the three months ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended
	March 31
	2005	2004

Average common shares outstanding – basic	14,607	14,178

Dilutive effects of stock options and warrants	—	—

Average shares outstanding – diluted	14,607	14,178

The average number of diluted shares outstanding for the three months ended March 31, 2005 and March 31, 2004 excludes common stock equivalents relating to options and warrants because there was a net loss and such common stock equivalents would have been anti-dilutive. Additionally, options to purchase 1.1 million and 0.6 million shares were outstanding during 2005 and 2004, respectively, but were not included in the computation of diluted loss per share because the options’ exercise prices were greater than the average market price of the common shares.

6. Financial Instruments:

We operate globally with various manufacturing and distribution facilities and product sourcing locations around the world. We may reduce our exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. We do not use derivative financial instruments for trading or speculative purposes. We regularly monitor foreign currency exposures and ensure that the hedge contract amounts do not exceed the amounts of the underlying exposures.

Our current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of our foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. We hedge these exposures by entering into various short-term foreign exchange forward contracts. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the three months ended March 31, 2005.

7. Acquisitions:

In February 2004, we acquired Gregg Manufacturing, Inc. d/b/a Gregg Gift Company (Gregg Gift) for $7.3 million. Gregg Gift is a United States-based supplier and distributor of giftware. Gregg Gift’s product line includes book covers, organizers, tote bags, garden and home décor accessories that are distributed through Christian retailers, mass market, catalogs, book shops and card and gift stores. During the first quarter of 2005, we have integrated certain areas of Gregg Gift, including utilizing our field sales force to sell Gregg Gift’s product to independent card and gift retailers. Net revenue in the first quarter of 2005 and 2004 was $2.6 million and $1.0 million, respectively. Operating profit in the first quarter of 2005 and 2004 was $0.2 million $0.1 million, respectively.

In July 2004, Enesco Limited acquired certain assets of Dartington Crystal Limited (Dartington) for $7.0 million. Dartington is a United Kingdom-based designer and manufacturer of uncut crystal. Dartington’s product line includes glassware, bowls, vases, candleholders and giftware. Net revenue in the first quarter of 2005 was $2.9 million. Operating loss in the first quarter of 2005 was $0.3 million.

8. Subsequent Events:

We were notified in April 2005 that a foreign jurisdiction issued a tax assessment totaling approximately $8 million (U.S. dollars), resulting from an ongoing audit for the years 1998 — 2004. We plan to vigorously defend the tax positions claimed on the original filed returns and refute the assertions of the auditor. We have filed an objection to the tax auditor’s decision and expect to prevail on a substantial portion of the assessment. With the assistance of outside counsel we currently estimate the probable exposure at approximately $3 million. Our tax reserves were adjusted to the amount we believe to be the probable additional tax to be incurred. This amount does not include interest, which begins to run from the date of the assessment notice. We will accrue interest on the reserved tax amount until the matter is resolved.

Our Precious Moments license currently has a term through December 31, 2007. We anticipate that no later than second quarter of 2005 that we and Precious Moments, Inc. will determine whether to terminate their license, renew the license on the same terms currently in effect, or negotiate different terms.

In April 2005 the Lilliput Lane (LL) Workington plant was closed. Fifty-five workers were made redundant, operations were consolidated into Penrith and the plant was put up for sale. The plant’s net book value approximates estimated net realizable value.

9. Notes Payable and Loans Payable:

On March 29, 2005, we entered into an amendment to our existing United States credit facility, effective March 31, 2005, extending the term until January 1, 2006. The credit facility commitments range from $50 million to $70 million, based on our seasonal borrowing needs. The amendment also sets certain financial covenants for 2005. In the event the outstanding loans under the amended United States credit facility are not paid off: (1) by May 16, 2005, a fee of $700,000 will become payable; (2) by June 30, 2005, another fee of $700,000 will become payable; and (3) with the proceeds from a refinancing provided by lenders that include Fleet National Bank or an affiliate of Fleet National Bank, then a fee of $1,750,000 will become payable.

On March 28, 2005, we signed a commitment letter (the “Commitment”) with Fleet Capital Corporation, operating as Bank of America Business Credit (“BABC”), for BABC to fully underwrite a $100 million global senior revolving credit facility with a five year term (the “Senior Credit Facility”). Under the proposed Senior Credit Facility, we will be the borrower and our material domestic and foreign subsidiaries will be guarantors. The proposed Senior Credit Facility will be secured by substantially all of the assets of Enesco and its material domestic and foreign subsidiaries. The proposed Senior Credit Facility will contain standard terms and conditions, including financial and other covenants, including, without limitation, restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing our shares and paying dividends. We plan to use borrowings under the Senior Credit Facility to pay off the outstanding loans under the amended U.S. credit facility upon the closing of the Senior Credit Facility.

The Commitment for Senior Credit Facility is subject to satisfaction of customary conditions precedent in a manner acceptable to BABC and Bank of America Securities LLC in their reasonable discretion. In connection with the closing, we may need to obtain additional financing secured by, among other things, certain real estate assets in order to satisfy certain minimum excess availability conditions set forth in the Commitment. We expect to close on the Senior Credit Facility and, if necessary, the additional financing during the second quarter of 2005, however, no assurances can be provided that the Senior Credit Facility or the additional financing will close or that the Senior Credit Facility will close on terms identical to those set forth in the Commitment.

At March 31, 2005, the amount outstanding under our current credit facility was $36.6 million, and the loan was in compliance with its financial covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides more depth into the financial condition and results of operations of Enesco and its subsidiaries. This discussion should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Form 10-Q. It contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation beyond what is required under applicable securities law to publicly update or revise any forward-looking statement to reflect current or future events or circumstances, including those set forth in the section entitled “Cautionary Factors That May Affect Future Results” and elsewhere in this Form 10-Q.

The accompanying Consolidated Financial Statements include the accounts of Enesco Group, Inc. and subsidiaries (“Enesco”). All significant intercompany transactions have been eliminated in the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of our management’s estimates. Actual results could differ from those estimates. Certain reclassifications are included in the 2004 financial statements which conform to the 2005 presentation, including club revenues and club cost of goods sold reclassified from selling, general and administrative expenses. We operate in a single industry segment, which designs, manufactures (primarily through third parties located in the Pacific Rim) and markets a wide variety of licensed and proprietary branded gifts and collectibles to retailers primarily throughout the United States, Canada, Europe and Asia. The discussion should be read in conjunction with the financial statements and the accompanying notes included elsewhere in this Form 10-Q.

Overview

In the first quarter of 2005 we accomplished significant organizational changes which are expected to help improve ongoing operational performance and effectiveness throughout the year. Our Board of Directors elected current President, Cynthia Passmore-McLaughlin, as President and Chief Executive Officer. Ms. Passmore-McLaughlin’s appointment was effective January 15, 2005. Ms. Passmore-McLaughlin also was elected to the Board of Directors. Paula Manley was announced and appointed Chief Financial Officer on January 4, 2005. Ms. Manley formally joined Enesco on January 24, 2005. We announced on February 1, 2005 the appointment of David Nicklin to a newly-created position of Chief Marketing Officer, who will be leading the redesigned marketing team at Enesco. During the first quarter of 2005, we restructured our United States marketing and sales organization areas to enhance effectiveness of these critical functions and to organize its sales personnel based on whether or not their customers utilize centralized buying versus buying at a single retail outlet. As a result, the Card & Gift and Home & Garden field sales forces were combined in 2005. On Feb 28, 2005 we appointed Michael Rumak as Chief Information Officer. In this newly created position, Mr. Rumak will report directly to our President and CEO, Cynthia Passmore-McLaughlin. Mr. Rumak officially joined Enesco on March 7, 2005. In this role, Mr. Rumak will lead the planning and development of strategic information systems at Enesco. Mr. Rumak’s initial efforts will focus on implementation of the legacy software platform. He will align information technology with the Company’s strategy, and will build and develop the IT organization, system and processes to support business needs. On May 2, 2005 we announced the appointment of Koreen Ryan as General Counsel and Secretary. Ms. Ryan formally joins Enesco on May 16, 2005. Most recently, Ms. Ryan was Senior Counsel for the South Asia / APMEA (Asia, Pacific, Middle East, Africa) Group of McDonald’s Corporation (NYSE: MCD), a leading global foodservice retailer with more than 30,000 local restaurants in 119 countries.

The products we are designing in-house are performing well. We are continuing to grow revenue for owned brands and product lines where we have a strong economic model. Our own intellectual properties as well as trademarked products have been strong contributors to growth within our business. First quarter 2005 revenue from our Foundations developed brand continues to increase over the prior year by $0.9 million. First quarter 2005 revenue also increased from our license design partner, Heartwood Creek by Jim Shore of $3.5 million.

We will continue developing our brands and work with both in-house and outside artists to create new and innovative products and designs. Along these lines we are pleased to have signed in October, 2004 an eight-year licensing agreement with Jim Shore, the talented artist behind Heartwood Creek brand of products. This globally recognized high quality brand has performed very well with sales increasing over 100% in the first quarter of 2005 compared to 2004.

Precious Moments product sales were down approximately 2% in the first quarter of 2005 compared to 2004 and Cherished Teddies product sales were down approximately 20% in the first quarter of 2005 compared to 2004.

Sales increases in the first quarter of 2005 over the first quarter of 2004 were driven by our ability to ship product on time this year versus last year, primarily related to the ERP system back-log. As of March 31, 2005 there were minimal delays due to ERP problems.

We began to upgrade certain modules of the legacy software system to provide advanced features and capabilities required by the business. We expect all the changes to be completed by the third quarter of 2005. We expect that our new customer technologies, our wireless sales systems and web based program PowerChord will not be adversely affected when we transition to our Legacy information system. We have seen early success with our PowerChord system, which strengthens our relationships with independent retailers and allows consumers to shop on our website.

Sales increased approximately 15% in the first quarter of 2005. The sales increase was driven by our 2004 acquisitions, new products and favorable changes in foreign currency translation rates. Excluding the increase in sales from the 2004 acquisitions and favorable effect for foreign exchange, sales were up approximately 4% Gross profit increased 1% in the first quarter of 2005 as compared to the first quarter 2004. Our gross profit margins were 37.6% of net sales in the first quarter of 2005 as compared to 42.6% in the first quarter of 2004. SG&A expenses were 17% higher in the first quarter of 2005 as compared to the first quarter of 2004 primarily due to our acquisitions, accelerated depreciation on the planned abandonment of the new ERP system, as well as higher costs incurred as part of 2004’s year-end audit and the related Sarbanes-Oxley requirements. As a result, we incurred an operating loss of $12.0 million. The net loss of $15.2 million for the first quarter of 2005 increased from a loss of $4.4 million last year due to higher operating costs and increased interest and tax expenses.

We expect that the current unfavorable economic conditions will also impact our day-to-day operations. Such things for us to consider are the higher freight costs associated with fuel increases, higher impact of foreign exchange (other than USD), and the effect of rising interest rates on consumer spending. We will be evaluating the impact of these factors in the short term to determine the adverse effects, and possible opportunities in our business strategies to pass along costs to our customers.

Results of Operations

Net Revenue and Gross Profit

Net revenues in the first quarter 2005 of $60.1 million increased $7.8 million, or 14.8% above the first quarter 2004 level of $52.3 million. The increase was primarily due to acquisitions of Gregg Gift in February 2004 and Dartington in July 2004, which together generated $4.5 million more revenue in the first quarter 2005 than the prior year, successes among newer product lines such as Heartwood Creek by Jim Shore of $3.5 million, Demdaco (Willow Tree) of $1.9 million, Foundations of $0.9 million, and favorable foreign currency translation rate impacts of approximately $1.2 million. Those revenue increases were partially offset by declining revenues for Precious Moments of approximately $0.4 million, Cherished Teddies of $0.6 million, and Disney of approximately $0.6 million. Revenues were lower by approximately $1.5 million among several smaller product lines, such as Border Fine Arts, Children of the Inner Light and My little Kitchen Fairies and for Collector Club revenue by $1.1 million.

Net new orders of $76.4 million year-to-date for 2005 decreased by 3% from the comparable period of 2004. The decrease was primarily due to lower United States orders resulting from softness in the Card & Gift and Mass Markets and the decline in the direct selling business. Net open orders (backlog) of $42.6 million at March 31, 2005 were down approximately $2 million, or 5%, from the same point in time last year primarily due to ERP shipping efficiencies. Backlog represents orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations, product availability and customer requests. Changes in backlog can be attributed to timing of product introductions, variability in retailer order cycles, economic conditions and Enesco’s demonstrated ability to reduce order lead times.

Gross profit in the first quarter of 2005 of $22.6 million increased $0.3 million, or 1%, above the first quarter of 2004 level of $22.3 million. The increase is due to incremental gross profit from the Gregg Gift and Dartington Crystal 2004 acquisitions of $1.6 million, the favorable impact of foreign currency translation rates of $ 0.5 million and lower inventory reserve provisions of $1.0 million, partially offset by a volume-related decline in gross profits caused by lower product revenue of collectible figurines lines, primarily Precious Moments, Cherished Teddies, lower Collector Club sales and higher royalty cost associated with Precious Moments of $ 1.6 million. The gross profit margin expressed as a percentage of net revenues was 37.6% in first quarter of 2005, compared to 42.6% in first quarter of 2004. The five percentage point decline is primarily attributable to increases in Precious Moments royalty costs, increased close out sales and lower Collector Club sales.

Selling, General and Administrative Expenses (SG&A)

SG&A in the first quarter of 2005 of $34.6 million increased $5.1 million, 17% above the 2004 level of $29.5 million. The increase is primarily due to incremental SG&A expenses from the Dartington and Gregg Gift acquisitions of $2.0 million, the impact of foreign currency translation rate changes of $0.5 million, accelerated depreciation on the ERP system to be abandoned mid year of $2.4 million and increased fees related to the 2004 year-end audit and Sarbanes-Oxley compliance requirements of $0.9 million. These increases were partially offset by recognition of the previously deferred gain on the sale of a building of $0.5 million and lower travel expenditures.

Operating Loss

The operating loss of $12.0 million in the first quarter of 2005 increased $4.8 million above the first quarter 2004 level of $7.2 million. The increase in loss is primarily due to increased SG&A expenses of $5.1 million, discussed above, with little additional gross margin contribution from the net increase in revenue.

Interest and Other Income (Expense), Net

Interest expense in the first quarter of 2005 of $0.4 million increased $0.3 million above the first quarter of 2004. The increase is primarily due to higher borrowings and higher interest rates. Interest income in the first quarter of 2005 of $0.1 million remained constant with the first quarter of 2004 level. Other expense in the first quarter of 2005 of $0.8 million compared to an expense of $0.3 million in the first quarter of 2004 increased $0.5 million, primarily due to bank loan fees of $0.4 million and credit card charges of approximately $0.1 million.

Provision for Income Tax Expense (Benefit)

Income tax expense for the first quarter 2005 was $2.1 million compared to a tax benefit of ($3.1) million for the first quarter 2004. The components of income tax expense include a tax benefit from a net operating loss of ($5.5) million, offset by a valuation allowance on the net operating loss carryforward of $5.5 million, a non-United States tax expense of $0.6 million, a tax reserve established for a potential non United States tax assessment of $2.6 million and reversal of an unnecessary tax reserves of $(1.1) million. Income tax expense for the first quarter 2004 was a tax benefit of $3.1 million comprised of the NOL carryforward of $3.8 million and a non-United States tax expense of $0.7 million.

Plant Closure

In April 2005 the Lilliput Lane (LL) Workington plant was closed. Fifty-five workers were made redundant, operations were consolidated into Penrith and the plant was put up for sale. Closure is estimated to save approximately 500,000 (GBP) British Pounds or approximately $0.9 million (USD) United States Dollars in operating costs in 2005, but redundancies will cost approximately 500,000 (GBP) British Pounds or approximately $0.9 million (USD) United States Dollars; full year operating cost savings are estimated at 900,000 (GBP) British Pounds or approximately $2 million (USD) United States Dollars. The plant net book value approximates estimated net realizable value.

Liquidity and Capital Resources

Enesco has historically satisfied working capital requirements with internally generated funds and short-term loans. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter. Cash and cash equivalents were $18.6 million on March 31, 2005.

We are not aware of any trends, events, demands, commitments or uncertainties that reasonably can be expected to have a material adverse effect on liquidity and the ability to meet anticipated requirements for working capital and capital expenditures. We believe that our current cash and cash equivalents, cash generated from operations, and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. However, in the course of pursuing growth opportunities, including but not limited to acquisitions and alliances, Enesco may need to negotiate additional or amend existing credit facilities. There are no transactions, arrangements or other relationships with unconsolidated entities or other persons, as of March 31, 2005, that are reasonably likely to materially affect liquidity or requirements for capital resources.

Cash and cash equivalents in the first quarter of 2005 were $18.6 million versus $14.6 million in 2004. Operating cash flows are a function of our earnings plus non-cash expenses, such as depreciation, and our ability to manage working capital. The net decrease in cash used by operating activities of $3.5 million was primarily due to a net reduction in working capital offset by the higher net loss of approximately $11 million, which included an increase in non-cash charges of $2.2 million for depreciation.

Net cash used by investing activities in 2005 decreased by $7.5 million. In 2004, investment activity included the acquisition of Gregg Gift for approximately $7.3 million in cash. There were no acquisitions in 2005.

Net cash provided by financing activities in 2005 was $12.5 million, a $6.3 million decrease from the $18.8 million provided from financing activities in 2004. Higher borrowing was needed in the first quarter of 2004 for the acquisition of Gregg Gift. We have historically satisfied capital requirements with borrowings, and in 2004, proceeds from the sale of property, plant and equipment. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter.

The principal sources of our liquidity are available cash balances, cash from operations and available financing. At March 31, 2005, Enesco had unused lines of credit of approximately $22 million. As of March 31, 2005, Enesco had approximately $38 million interest bearing debt outstanding.

On March 29, 2005, we entered into an amendment to our existing United States credit facility, effective March 31, 2005, extending the term until January 1, 2006. The credit facility commitments range from $50 million to $70 million, based on our seasonal borrowing needs. The amendment also sets certain financial covenants for 2005. In the event the outstanding loans under the amended United States credit facility are not paid off: (1) by May 16, 2005, a fee of $700,000 will become payable; (2) by June 30, 2005, another fee of $700,000 will become payable; and (3) with the proceeds from a refinancing provided by lenders that include Fleet National Bank or an affiliate of Fleet National Bank, then a fee of $1,750,000 will become payable.

On March 28, 2005, we signed a commitment letter (the “Commitment”) with Fleet Capital Corporation, operating as Bank of America Business Credit (“BABC”), for BABC to fully underwrite a $100 million global senior revolving credit facility with a five year term (the “Senior Credit Facility”). Under the proposed Senior Credit Facility, we will be the borrower and our material domestic and foreign subsidiaries will be guarantors. The proposed Senior Credit Facility will be secured by substantially all of the assets of Enesco and its material domestic and foreign subsidiaries. The proposed Senior Credit Facility will contain standard terms and conditions, including financial and other covenants, including, without limitation, restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing our shares and paying dividends. We plan to use borrowings under the Senior Credit Facility to pay off the outstanding loans under the amended U.S. credit facility upon the closing of the Senior Credit Facility.

The Commitment for Senior Credit Facility is subject to satisfaction of customary conditions precedent in a manner acceptable to BABC and Bank of America Securities LLC in their reasonable discretion. In connection with the closing, we may need to obtain additional financing secured by, among other things, certain real estate assets in order to satisfy certain minimum excess availability conditions set forth in the Commitment. We expect to close on the Senior Credit Facility and, if necessary, the additional financing during the second quarter of 2005, however, no assurances can be provided that the Senior Credit Facility or the additional financing will close or that the Senior Credit Facility will close on terms identical to those set forth in the Commitment.

At March 31, 2005, the amount outstanding under our current credit facility was $36.6 million, and the loan was in compliance with its financial covenants.

Fluctuations in the value of the United States dollar versus international currencies affect the United States dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders’ equity.

New Accounting Pronouncements

In December 2004, the FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This revised Statement will be applicable for our yearly service awards; granted after the required effective date and modified, repurchased or cancelled after that date.

In March 2005, FASB issued Interpretation No. 47 “ Accounting for Conditional Asset Retirement Obligations,” which provides additional guidance on conditional asset retirement obligations under FASB 143, “Accounting for Asset Retirement Obligations”. This standard is effective for fiscal years ended after December 15, 2005. As of the date of this filing, we have not determined the impact of this interpretation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of March 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of Enesco’s business, there have arisen various other legal proceedings pending against Enesco and its subsidiaries. While we cannot predict the eventual outcome of these proceedings, we believe that none of these proceedings will have a material adverse impact upon the consolidated financial statements of Enesco.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

NONE.

ITEM 3. Defaults Upon Senior Securities

NONE.

ITEM 4. Submission of Matters to a Vote of Security Holders

NONE.

ITEM 5. Other Information

NONE.

ITEM 6. Exhibits (See Exhibit Index)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENESCO GROUP, INC. (Registrant)
Date: May 10, 2005	By /s/ Cynthia Passmore-McLaughlin
Cynthia Passmore-McLaughlin
President and Chief Executive Officer

Date: May 10, 2005	By /s/ Paula E. Manley
Paula E. Manley
Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Exhibit
10.1	Fifth Amendment to Second Amended and Restated Revolving Credit Agreement between Enesco Group, Inc. and Fleet National Bank filed (on January 31, 2005) as Exhibit 10.1 to registrant’s Current Report on Form 8-K dated January 28, 2005, and hereby incorporated by reference.

10.2	Letter Amendment to Fifth Amendment to Second Amended and Restated Revolving Credit Agreement among Enesco Group, Inc., Fleet National Bank and LaSalle Bank N.A. filed (on February 17, 2005) as Exhibit 10 to registrant’s Current Report on Form 8-K dated February 16, 2005, and hereby incorporated by reference.

10.3	Sixth Amendment dated March 29, 2005 between Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. filed (on March 29, 2005) as Exhibit 10.1 to registrant’s Current Report on Form 8-K dated March 28, 2005, and hereby incorporated by reference.

31.1	Certification of Chief Executive Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002