Form 10-Q
period 2005-06-30
ENESCO GROUP INC
filed 2005-08-09
CIK 93542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____ .
Commission File Number 001-09267
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12B-2 of the Exchange Act). Yes ☑ No ☐
At August 8, 2005, 14,754,081 shares of the registrant’s Common Stock with Associated Rights were outstanding.

ENESCO GROUP, INC.

Cautionary Factors That May Affect Future Results
This report and other written reports and oral statements made from time to time by Enesco Group, Inc. and its management may contain cautionary or “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.
These statements can be identified by the use of words such as “anticipate,” “estimate,” “could,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning, but these words are not the exclusive means of identifying such statements. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, the outcome of contingencies such as legal proceedings and financial condition. Forward-looking statements give current expectations or forecasts of future events. They do not relate strictly to historical or current facts.
Any or all of the forward-looking statements made in this report and in any other public statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that actual future results of operations may vary materially from forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual future results. Any forward-looking statement made in this report speak only as of the date of such statement. We operate in a continually changing business environment and undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. However, you should consult any further disclosures we make on related subjects in Forms 10-Q,
8-K, 10-K or other reports filed with the Securities and Exchange Commission (“SEC”).
It is not possible to predict or identify all factors that could potentially cause actual results to differ materially and adversely from expected and historical results. Some such factors include, but are not limited to:
Business Environment
•	Day-to-day effects of current economic conditions and market fluctuations. This includes contributing factors such as interest and foreign currency rate changes, which may create a positive or negative impact on operations.

•	Consumer interest in products is seasonal and may vary based on current market demand fluctuations and time of year.

•	Effects of terrorist activity, armed conflict and epidemics, possibly causing a business disruption in global economic activity, changes in logistics, and security arrangements. This is particularly significant with respect to our heavy reliance on external manufacturing facilities located in China.

•	Competitive activities, particularly those of our main competitors, can significantly influence giftware prices and product demand.

•	The level of success of our new product introductions and those of our competitors will impact our competitive position.

•	Ability to realize projected cost savings considering the evolving business and regulatory environment, and the degree of success in implementing planned organizational restructurings and process improvements, particularly among the operations in the U.S.

•	Ability to comply with the covenants in the existing U.S. credit facility and to enter into new credit facilities to finance operational requirements at competitive cost and interest rates.
Sales Environment
•	Ability to secure, maintain and renew licenses, particularly Jim Shore and Jim Shore Designs, Inc., Priscilla Hillman (Cherished Teddies) and Disney, which have been top performers and make up approximately 20% of associated product line revenues.

•	Changes in the geographical mix of revenue for the U.S. and International will impact gross margin.

•	Ability to grow revenues in mass and niche market channels.

•	Mass retailers’ attempts at direct sourcing and determining the right product designs.

•	Sales and profitability can be affected by changes over time in consumer preferences from one type of product to another. This may create a shift in demand from products with higher margins to those with lower margins, or to products we do not sell at all.

•	Success in collection of accounts receivable.
Production, Procurement and Distribution
•	Timing of customer orders, shipments to the U.S. from suppliers in China and emerging countries, and the ability to forecast and meet customer demands for products in a timely and cost-effective manner.

•	Ability to understand metrics to track and effectively manage manufacturing and supply chain lead times, which cause fluctuations in inventory levels and order fulfillment timeliness, can influence demand.

•	Fluctuations in customs regulations, tariffs, freight and political changes can adversely affect results of operations.

•	Availability to source products due to changes in conditions that impact suppliers including environmental conditions, laws and regulations, litigation involving suppliers, transportation disruptions, force majeure events and/or business decisions made by suppliers could have an adverse impact on operating results.

•	Variations in sales channels, product costs or mix of products sold.
Legal and Other
•	The actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related allowances), liabilities, claims and tax assessments of undetermined merit and amount asserted against us for various legal matters and other items reflected in our Consolidated Financial Statements. Risk of trademarks and license infringements, and our ability to effectively enforce our rights.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENESCO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(In thousands)

	(Unaudited)
	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$4,571	$14,646
Accounts receivable, net	56,424	70,526
Inventories	57,612	65,371
Prepaid expenses	4,129	3,310
Property held for sale	761	—
Deferred income taxes	686	920

Total current assets	124,183	154,773

Property, Plant and Equipment, at cost:
Land and improvements	1,200	1,200
Buildings and improvements	20,028	22,131
Machinery and equipment	10,093	10,273
Office furniture and equipment	37,237	37,454
Transportation equipment	689	796

	69,247	71,854

Less — accumulated depreciation and amortization	(52,535)	(49,345)

Property, plant and equipment, net	16,712	22,509

Other Assets:
Goodwill	9,403	9,403
Other	3,330	4,116
Deferred income taxes	3,072	3,082

Total other assets	15,805	16,601

	$156,700	$193,883

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(In thousands)

	(Unaudited)
	June 30,	December 31,
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes and loans payable	$35,062	$26,354
Accounts payable	15,471	18,680
Income taxes payable	7,488	6,405
Deferred gain on sale of fixed assets	1,711	1,711
Accrued expenses —
Payroll and commissions	1,746	2,599
Royalties	10,920	12,267
Post-retirement benefits	850	821
Other	5,932	5,941

Total current liabilities	79,180	74,778

Long-Term Liabilities:
Post-retirement benefits	1,630	3,008
Deferred gain on sale of fixed assets	5,889	6,830

Total long-term liabilities	7,519	9,838

Shareholders’ Equity:
Common stock, par value $.125:
Authorized 80,000 shares; Issued 25,228 shares	3,154	3,154
Capital in excess of par value	43,159	44,229
Retained earnings	265,210	302,462
Accumulated other comprehensive income	5,085	8,152

	316,608	357,997

Less — shares held in treasury, at cost:
Common stock, 10,483 shares at June 30, 2005 and 10,671 shares at December 31, 2004	(246,607)	(248,730)

Total shareholders’ equity	70,001	109,267

Total liabilities and shareholders’ equity	$156,700	$193,883

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
(In thousands, except per share amounts)

	2005	2004
Net revenues	$49,159	$61,695
Cost of sales	30,180	34,466
Cost of sales — loss on license termination	7,713	—

Gross profit	11,266	27,229

Selling, general and administrative expenses	32,511	29,100

Operating loss	(21,245)	(1,871)

Interest expense	(456)	(189)
Interest income	38	143
Other expense, net	(20)	(53)

Loss before income taxes	(21,683)	(1,970)

Income tax (expense) benefit	(353)	818

Net loss	$(22,036)	$(1,152)

Net loss per common share — basic and diluted	$(1.50)	$(0.08)

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(Unaudited)
(In thousands, except per share amounts)

	2005	2004
Net revenues	$109,243	$114,018
Costs of sales	67,661	64,480
Cost of sales — loss on license termination	7,713	—

Gross profit	33,869	49,538

Selling, general and administrative expenses	67,793	58,956

Operating loss	(33,924)	(9,418)

Interest expense	(855)	(274)
Interest income	158	255
Other expense, net	(199)	(43)

Loss before income taxes	(34,820)	(9,480)

Income tax (expense) benefit	(2,432)	3,926

Net loss	$(37,252)	$(5,554)

Net loss per common share — basic and diluted	$(2.54)	$(0.39)

The accompanying notes are an integral part of these consolidated financial statements.

Enesco Group, Inc.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
Six Months Ended June 30, 2005 and June 30, 2004
(Unaudited)
(In thousands)

						Accumulated
					Capital in	Other		Total
	Common Stock		Treasury Stock		Excess of	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Income	Earnings	Equity
Balance December 31, 2003	25,228	$3,154	11,064	$(253,168)	$45,863	$3,740	$347,650	$147,239

Net loss							(5,554)	(5,554)

Currency translation adjustments						96		96

Total comprehensive income (loss)								(5,458)

Exercise of stock options			(50)	560	(294)			266

Other common stock issuance			(40)	455	(24)			431

Balance June 30, 2004	25,228	3,154	10,974	(252,153)	45,545	3,836	342,096	142,478

Balance December 31, 2004	25,228	3,154	10,671	(248,730)	44,229	8,152	302,462	109,267

Net loss							(37,252)	(37,252)

Currency translation adjustments						(3,067)		(3,067)

Total comprehensive loss								(40,319)

Exercise of stock options			(50)	562	(240)			322

Other common stock issuance			(138)	1,561	(830)			731

Balance June 30, 2005	25,228	$3,154	10,483	$(246,607)	$43,159	$5,085	$265,210	$70,001

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004
Operating Activities:
Net loss	$(37,252)	$(5,554)
Adjustments to reconcile net loss to net cash used by operating activities

Depreciation and amortization of property, plant and equipment	5,788	2,767
Deferred income taxes	204	165
Gains on sale of capital assets	(945)	(10)
Stock based compensation	731	431
Loss on license termination	7,713	—
Changes in assets and liabilities:
Accounts receivable	12,951	(2,698)
Inventories	(1,325)	(3,837)
Prepaid expenses	(992)	11
Other assets	485	142
Accounts payable and accrued expenses	(4,659)	(7,804)
Income taxes payable	1,110	(5,598)
Long-term post retirement benefits	(1,378)	53

Net cash used by operating activities	(17,569)	(21,932)

Investing Activities:
Purchases of property, plant and equipment	(1,204)	(2,524)
Acquisitions, net of cash acquired	—	(7,413)
Proceeds from sales of property, plant and equipment	6	56

Net cash used by investing activities	(1,198)	(9,881)

Financing Activities:
Net issuance of notes and loans payable	8,797	29,950
Exercise of stock options	322	266

Net cash provided by financing activities	9,119	30,216

Effect of exchange rate changes on cash and cash equivalents	(427)	97

Decrease in cash and cash equivalents	(10,075)	(1,500)

Cash and cash equivalents, beginning of period	14,646	10,645

Cash and cash equivalents, end of period	$4,571	$9,145

Supplemental disclosure of cash paid for:
Interest	$770	$244
Income taxes	$1,090	$1,451
The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
1. Description of Business
Enesco Group, Inc. (“Enesco,” the “Company,” “we,” or “our”) is a corporation organized in 1937. Enesco’s corporate headquarters are located at 225 Windsor Drive, Itasca, Illinois 60143. We are a world leader in the giftware, and home and garden décor industries. We distribute products to a wide variety of specialty gift retailers, home décor boutiques and garden stores, as well as mass-market chains and direct retailers. Internationally, we serve markets in the U.K., Canada, Europe, Australia, Mexico and Asia. Our product lines comprise some of the world’s most recognizable brands, including Heartwood Creek by Jim Shore, Walt Disney Company, Walt Disney Classics Collection, Pooh & Friends, Nickelodeon, Bratz, Halcyon Days, Lilliput Lane, Border Fine Arts, Dartington Crystal and Cherished Teddies. Some of our specific products are accent furniture, wall décor, garden accessories, frames, desk accessories, cottages, musicals, music boxes, ornaments, water balls, candles, tableware, general home accessories, crystal and glassware, and porcelain bisque and other figurines.
We believe that demographic and economic trends support growth in giftware, and home and garden lines. The home redecoration focus continues to grow in the U.S. Outdoor living is a burgeoning lifestyle trend in the U.S., especially as the population shifts to the Sunbelt. We currently have a presence and compete in three major geographical areas that include the U.S., Europe and Canada. The U.S. accounted for approximately 52%, Europe 35%, Canada 12% and the rest of the world 1% of consolidated net revenues for the six months ended June 30, 2005. Europe is primarily the U.K. and France, and the rest of the world is Mexico and various other countries.
Our operations in the U.S., U.K., Canada and France each have their own employee sales organizations. We also sell our products through distributors in approximately 25 countries around the world. In addition to selling various Enesco-developed product lines in the U.K. and several other European countries, Enesco Limited, a subsidiary of Enesco Group, Inc., with its headquarters located in Carlisle, Cumbria, England, oversees the operations of our subsidiary located in France and the independent agents in Germany, Holland and Belgium. Enesco Limited also administers the collectors clubs that are based in Europe. Our Canadian subsidiary, N.C. Cameron & Sons Limited, sells its various product lines in Canada and administers the collectors clubs based in Canada.
Our 2005 marketing structure focuses on brand building, particularly for Enesco-developed lines, such as Foundations, Dartington Crystal in the U.K., Gregg Gift and other lines of products, such as Heartwood Creek. We are leveraging the talents of outside artists across a range of product categories and price positions.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial data as of June 30, 2005 and for the three and six months ended June 30, 2005 and June 30, 2004 has been prepared by Enesco, without audit, pursuant to the rules and regulations of the SEC. The Consolidated Financial Statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been omitted pursuant to such rules and regulations. We have eliminated significant intercompany accounts and transactions. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
In our opinion, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of our financial position as of June 30, 2005, results of operations for the three and six months ended June 30, 2005 and June 30, 2004, and cash flows for the six months ended June 30, 2005 and June 30, 2004.
We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, during the second quarter of 2005, we reclassified changes in stock-based compensation in our Consolidated Statements of Cash Flows from financing activities to operating activities. We also reclassified bank fees and credit card fees in our Consolidated Statements of Operations from other expense to selling, general and administrative expenses. Lastly, we reclassified certain employee benefit obligations in our Consolidated Balance Sheets from accrued expenses other to accrued expenses—payroll and commissions. Prior year amounts were reclassified to conform to the current year presentation. These reclassifications had a negative effect of $0.2 million and $0.6 million on our operating loss for the three months and six months ended June 30, 2004, respectively, but had no effect on the previously reported net loss for these periods.
The results of operations for interim periods are not necessarily indicative of the operating results for full fiscal years or any future period. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts, sales returns and allowances, inventory valuations, impairments of tangible and intangible assets, and other special charges and taxes. Actual results could differ from these estimates. When preparing an estimate, we determine what factors are most likely to affect the estimate. Enesco also gathers information from inside and outside the organization. The information is evaluated and the estimate is made.
The following are the critical accounting policies that we believe could have a significant impact on our financial statements if the judgments, assumptions and estimates used by us turn out to be incorrect. In addition, we have discussed these critical accounting policies with our Audit Committee.
Accounts Receivable Allowances

Doubtful Accounts — The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the historical write-off percentage applied to outstanding accounts receivable. If there is deterioration in a major customer’s creditworthiness or actual defaults are significantly different than our historical experience, due to changes in the business environment or other factors, estimates of the recoverability of amounts due could be affected. This reserve is comprised of two parts. The first part of the reserve is for specific accounts whose collectability, in our opinion, is in question. These accounts are reviewed on a monthly basis and are adjusted as deemed necessary. The second is a general reserve which is calculated by applying the historical bad debt rate to the month end accounts receivable balance after removing specific accounts that have been identified as uncollectible. The historical rate is adjusted annually, or more frequently if we deem necessary, to reflect actual experience but generally does not fluctuate materially. Historical trends do not guarantee that the rate of future write-offs will not increase. If the general reserve percentage increased 1%, this would require an adjustment to the reserve of $0.6 million (as of June 30, 2005) and a corresponding increase in bad debt expense of $0.6 million. The general reserve percentage for bad debt at June 30, 2005 has not changed since December 31, 2004.
Sales Returns and Allowances — Our estimated provision for sales returns and allowances is recorded as a reduction of sales revenue because it primarily relates to allowances and other billing adjustments. In cases where credits are issued for merchandise, the goods are typically not saleable and are destroyed. The sales returns and allowances reserve is based on historical trends and specific accounts where the customer has taken a deduction or has similarly challenged an invoice and we believe the claim will be accepted. The first part of the reserve is for specific deductions or claims that a customer has made and that we deem will be accepted. This part of the reserve is reviewed by our management on a monthly basis and is adjusted as deemed necessary. The second is a general reserve which is calculated by applying the historical percentage of sales returns and allowances for the year to the last two month’s sales. We consider this to be a reasonable amount of time for customers to receive and evaluate their order, and request a credit. This part of the reserve fluctuates with sales volume, as the volume of sales returns and allowances increases or decreases with sales levels. This percentage is adjusted yearly to reflect actual experience or more frequently if we deem necessary. If the general reserve percentage increased 1%, this would require an adjustment to the reserve of $0.1 million (as of June 30, 2005) and a corresponding decrease in net revenues of $0.1 million. The general reserve percentage for returns and allowances at June 30, 2005 has not changed since December 31, 2004. Historical trends do not guarantee that the rate of future returns and allowances will not increase.
Inventory Reserves
Excess/Slow Moving Inventory — As part of our process of developing, forecasting and procuring products, it is likely we may have excess inventory for certain stock-keeping units (“SKUs”). The selling price would then be reduced in order to liquidate this excess inventory, often at less than the product cost. For this reason, an inventory reserve is maintained in order to properly state inventory at the lower of cost or market. At every month end, perpetual inventory balances by SKU are compared to unit sales for the most recent 12 rolling months. The difference between the inventory on hand (units) and the last 12 months’ sales is identified as excess inventory and is subject to reserve. The portion of inventory determined to be excess is reserved at varying percentages based on the historical sales volume and whether or not an SKU is still active or has been discontinued. Once inventory has been identified as excess and a reserve established, the reserve on the portion of inventory reserved cannot be decreased, although further increases in the reserve portion may be necessary as market conditions change. The recovery rate on disposition of excess inventory depends upon a number of factors such as market demand for closeout items and levels of such inventory. Historical averages are verified yearly (or more often if deemed necessary) and are used to determine the likely recoverability of cost. If market conditions deteriorate, it is likely that inventory will be sold at greater discounts, necessitating an increase to the reserve. A change of 5% in this loss percentage would result in an additional inventory reserve of $1.3 million as of June 30, 2005. The reserve percentage for excess inventory at June 30, 2005 has increased on average 5% since December 31, 2004, resulting in an increase to the reserve, due to a lower price recovery rate on closeout sales.
Inventory Shrinkage — Based on historical trends a reserve is established in anticipation of inventory shrinkage during the year leading up to the time when we take our physical inventory at year-end. This reserve is cleared at year-end when we record our actual inventory shrinkage as part of the year-end physical inventory process. The reserve related to shrinkage was $0.2 million as of June 30, 2005 and 2004.
Revenue Recognition
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
The individual annual membership fees related to club sales are recorded as revenue as the membership entitles the member to receive a club kit which includes a collectible figurine, a carrying case and related documentation, and also entitles the member to receive a quarterly newsletter. The newsletters are essentially marketing materials that contain information regarding products, artists, and member stories, as well as special offers and new product offerings. Membership fees are not refundable. Since the membership fee is paid in exchange for products delivered, and represents the culmination of the earnings process, revenue is recognized at the time the club kit is shipped to the member. Membership also entitles the participant to purchase, for a limited time, certain exclusive items offered throughout the year; revenue for these items is recognized upon shipment of each item.
Impairments of Tangible and Intangible Assets
We assess the recoverability of significant tangible and intangible assets, including goodwill, under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 — “Goodwill and Other Intangible Assets” and SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets.” For Property, Plant and Equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill, we perform an annual impairment assessment during the fourth quarter of each year, based on third quarter figures, or more frequently if impairment indicators arise. In the second quarter, we did not perform and were not required to perform an impairment assessment of goodwill. Due to ongoing operating losses from the U.S. business, excluding Gregg Gift, an additional assessment of the carrying amount of long-lived assets was completed as of the end of the second quarter of 2005 in accordance with SFAS No. 144. Based on the positive undiscounted cash flows expected to be generated from our long-lived assets, we have concluded that we do not have an impairment as of June 30, 2005.
In December 2004, we determined that the Enterprise Resource Planning (“ERP”) system would be stabilized by using the core components of our former legacy software system. The plan was to update certain modules of the legacy software to provide advanced features and capabilities required by the business. We incurred accelerated depreciation charges related to the ERP system of $0.8 million in December 2004 and $2.4 million in the first quarter of 2005. During the second quarter of 2005, we successfully migrated from the ERP system at our Elk Grove distribution center to an upgraded version of our legacy information system. Late in the second quarter, we stabilized the remaining portions of our PeopleSoft systems that relate to order management and financials. Since we are currently processing customer orders and preparing financial statements using the PeopleSoft system, and now intend to continue to do so, we have revised our estimate of the remaining useful life of the portion of the asset value that relates to these two areas. The remaining net book value relating to our PeopleSoft system is $1.3 million, as of June 30, 2005, which will be depreciated over a period commensurate with its useful life. All costs associated with the distribution center ERP system have been fully depreciated as of the end of the second quarter. Total accelerated depreciation for the six months ended June 30, 2005, amounted to $3.7 million, $1.3 million of which was recorded in the second quarter.
Tax Accruals
Accruals have been established for taxes payable and potential tax assessments. The accruals are included in current income taxes payable because it is uncertain as to when assessments may be made and paid. We have filed and continue to file tax returns with a number of taxing authorities worldwide. We believe such filings have been and are in compliance with applicable laws, regulations and interpretations. Positions taken are subject to challenge by the taxing authorities often for an extended number of years after the filing dates. To the extent accruals differ from assessments, when the open tax years are closed or the accruals require adjustment at a point in time, the accruals are adjusted through the provision for income taxes.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the tax effects attributable to the carryforward of net operating losses (NOLs). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. During the three month and six month periods ended June 30, 2005, we determined the need for a valuation allowance for deferred tax assets arising primarily from the carryforward of NOLs. The ultimate realization of net deferred tax assets is dependent upon the generation of future taxable income during (i) the years in which temporary differences reverse and (ii) the years prior to the expiration of the NOL carryforward. We consider projected future taxable income and tax planning strategies in making this assessment. Based on these factors, we believe that it is more likely than not that the Company will realize the benefits of the net deferred tax assets of approximately $4.0 million as of June

30, 2005. The related valuation allowance may require adjustment in future periods due to changes in estimates of future taxable income.
For the three months ended June 30, 2005, we provided an additional $0.2 million to our accrual for the potential impact of a foreign tax examination, bringing the accrual for the matter to $2.8 million as of June 30, 2005. For the six months ended June 30, 2005, other accruals were determined unnecessary and a benefit of $1.1 million was recorded.
Accounting for Stock-Based Compensation
At June 30, 2005, we had four stock-based compensation (fixed options) plans, not including plans with options that have fully expired. We account for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation plan cost is reflected in net loss, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if Enesco had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation plans:
(in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net loss as reported	$(22,036)	$(1,152)	$(37,252)	$(5,554)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(530)	(582)	(1,061)	(1,165)

Pro forma net loss	$(22,566)	$(1,734)	$(38,313)	$(6,719)

Loss per share:
Basic and diluted — as reported	$(1.50)	$(0.08)	$(2.54)	$(0.39)

Basic and diluted — pro forma	$(1.54)	$(0.12)	$(2.61)	$(0.47)

3. Brand Revenues and Geographic Operations
We operate in the giftware, and home and garden décor industries with five major brand categories. The following table summarizes sales by major brands for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Design Partners	$8,227	$9,177	$18,376	$15,237
Enesco Developed	12,000	16,735	27,996	30,790
Major Licenses	15,020	10,202	29,934	22,382
Strategic Partners	3,639	4,453	7,098	8,167
Precious Moments	9,147	16,074	21,743	28,859
Other	1,497	5,579	5,057	9,691
Intercompany	(371)	(525)	(961)	(1,108)

Consolidated	$49,159	61,695	$109,243	$114,018

We operate in two major geographic classifications, the U.S. and International. The following table summarizes operations by geographic classification for the three months and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net Revenues
United States	$24,641	$39,451	$57,222	$67,622
United States intercompany	(219)	(289)	(445)	(475)
International	24,889	22,769	52,982	47,504
International intercompany	(152)	(236)	(516)	(633)

Total consolidated	$49,159	$61,695	$109,243	$114,018

Operating Profit (Loss)
United States	$(20,867)	$(3,602)	$(34,576)	$(12,640)
International	(378)	1,731	652	3,222

Total consolidated	$(21,245)	$(1,871)	$(33,924)	$(9,418)

4. Other Income (Expense), Net
In the June 2005 Consolidated Statements of Operations, we reclassified bank charges and credit card fees from other expense to general and administrative expense. All current year and prior year amounts have been reclassified to reflect bank charges and credit card fees as general and administrative expense. These reclassifications had a negative effect of $0.2 million and $0.6 million on our operating loss for the three months and six months ended June 30, 2004, respectively, but had no effect on previously reported net loss for these periods.

5. Loss Per Common Share (Basis of Calculations)
The number of shares used in the loss per common share computations for the three months and six months ended June 30, 2005 and 2004 were, as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Average common shares outstanding—basic	14,700	14,238	14,653	14,204
Dilutive effects of stock options and warrants	—	—	—	—

Average diluted shares outstanding	14,700	14,238	14,653	14,204

The average number of diluted shares outstanding for the periods presented exclude common stock equivalents relating to options and warrants because there was a net loss and such common stock equivalents would have been anti-dilutive. Had Enesco reported a profit for the periods presented, the average number of diluted shares outstanding would have increased by 0.1 million and 0.2 million for the three months and six months ended June 30, 2005, respectively (0.7 million for the three months and six months ended June 30, 2004). Additionally, options and warrants to purchase 2.6 million and 0.7 million shares were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted loss per share because the exercise prices were greater than the average market price of the common shares.
6. Financial Instruments
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
Our current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of our foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. We hedge these exposures by entering into various foreign exchange forward contracts. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value on the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the three months and six months ended June 30, 2005.

The table below details our outstanding currency instruments, as of June 30, 2005. All of the instruments outstanding, as of June 30, 2005, have scheduled maturity dates before October 17, 2006:

	Notional Amount
Forward Contracts	(in thousands)	Exchange Rate
Euros	$500	1.1963
Euros	$1,000	1.2350
7. Acquisitions and Goodwill
In February 2004, we acquired Gregg Manufacturing, Inc. d/b/a Gregg Gift Company (“Gregg Gift”) for $7.3 million. Total goodwill recorded on the acquisition was $5.3 million. Gregg Gift is a U.S.-based supplier and distributor of giftware. Gregg Gift’s product line includes book covers, organizers, tote bags and garden and home décor accessories that are distributed through Christian retailers, mass market, catalogs, book shops and card and gift stores. During the first quarter of 2005, we integrated certain areas of Gregg Gift, including utilizing our field sales force to sell Gregg Gift’s product to independent card and gift retailers.
In July 2004, Enesco Limited acquired certain assets of Dartington Crystal Limited (“Dartington”) for $7.0 million. Total goodwill recorded on the acquisition was $1.2 million. Dartington is a U.K.-based designer and manufacturer of uncut crystal. Dartington’s product line includes glassware, bowls, vases, candleholders and giftware.
8. Precious Moments Licensing Termination
On May 17, 2005, pursuant to a Seventh Amendment and Termination Agreement (“PM Termination Agreement”), we terminated our license agreement with Precious Moments, Inc. (“PMI”) to sell Precious Moments licensed products. As part of the PM Termination Agreement, we also entered into a Transitional Services Agreement with PMI in which we agreed to provide transitional services to PMI related to its licensed inventory for a period of time, but ending not later than December 31, 2006. Net revenues from PMI licensed products for the three and six months ended June 30, 2005 and 2004 are disclosed in Note 3 above.
The PM Termination Agreement will have a negative impact on sales and operating profit in 2005, yet is expected to have a positive impact on earnings and cash flows in 2006 and 2007 due to the elimination of the $15.0 million annual minimum royalty payment. The net savings in 2005 on royalty costs is $11.0 million due to the reduction in the $15.0 million annual minimum royalty to $4.0 million. The total net inventory transferred to PMI under this agreement was $7.7 million, and did not include the inventory owned by our wholly owned non-U.S. subsidiaries N.C. Cameron & Sons Limited (Canada) and Enesco Limited (U.K.). While our subsidiaries continue to distribute Precious Moments today, PMI is working on new distribution arrangements with both of our subsidiaries in the U.K. and Canada for the future. The loss on the transfer of the inventory along with other minimal agreement costs are presented in “Cost of sales — loss on license termination” on our 2005 Consolidated Statements of Operations.
9. Property Held for Sale
In April 2005, we closed the Lilliput Lane Workington plant in the U.K. Fifty-five workers were terminated, operations were consolidated into the Penrith plant and the Workington plant was actively marketed for sale. The plant’s net book value approximates estimated fair market value net of costs to dispose.
10. Notes and Loans Payable
At June 30, 2005, we had a total line of credit providing for maximum borrowings of $55.0 million, of which actual borrowings of $35.1 million and letters of credit of $2.1 million were outstanding. The net available borrowing capacity based on eligible collateral as of June 19, 2005 (the most recent measurement date prior to June 30, 2005) was $8.7 million.
Under our current credit facility, we were required to pay a total of $1.4 million in penalty fees because we did not close a replacement credit facility during the second quarter.
On June 10, 2005, we notified Fleet National Bank (“Fleet”), as agent under our existing U.S. credit facility with Fleet and LaSalle Bank N.A., that we were not in compliance with our minimum EBITDA covenant as of April 30, 2005, which was predominantly due to non-cash accruals related to the timing of the execution of Enesco’s agreement with PMI, as discussed in Note 8, above. On June 28, 2005, we obtained a waiver of our minimum EBITDA covenant default for April and May 2005, and a waiver of compliance with this covenant through July 31, 2005. We also advised Fleet of the need to renegotiate our financial covenants for additional months during the term of our existing credit facility primarily because of lower projected sales and lower gross margins during the same period. We still are in discussions with Fleet regarding revisions to the financial covenant terms for the remainder of 2005.
11. Subsequent Events
On July 1, 2005, we completed our transition of the PM Termination Agreement with PMI. On that date, we paid the second, and final, $2.0 million minimum royalty payment for 2005 along with the second installment of $1.8 million for the 2004 minimum royalty shortfall. Since July 1, 2005, under the Transitional Services Agreement, which was part of the PM Termination Agreement, we agreed to continue to ship PMI sales out of our Elk Grove distribution center for customer orders placed prior to July 1, 2005. As PMI orders are shipped from our distribution center after June 30, 2005, we will invoice the customer and remit 96% of the customer’s receivable to PMI. A 4% reduction was included in the Agreement to account for related returns and allowances. We will also receive a 10% distribution service fee each week for PMI shipments made in the prior week. At the end of each month, we will receive a 15% sales commission on all PMI sales after June 30, 2005, that were initiated by the Enesco sales force.

Effective July 7, 2005, we announced an eighth amendment to our current U.S. credit facility. The eighth amendment added accounts receivable and inventory of N.C. Cameron & Sons Limited, our Canadian subsidiary, to the borrowing base under the credit facility. The amendment also increased the borrowing base on inventory to 50% from 33.2% until July 31, 2005, at which date it will revert to 33%. The fee of $1,750,000 payable on the termination of the commitment under the credit facility was eliminated. In addition, the obligation to pay a fee of $700,000 on June 30, 2005 was amended so that $350,000 was payable on June 30, 2005 and the balance is payable on the earlier of July 29, 2005 and the date that liens are granted on the assets of the U.K. subsidiaries.
On July 28, 2005, we announced that we entered into a letter agreement, effective as of July 27, 2005, that amends the eighth amendment to our existing U.S. credit facility. The letter extends the Inventory Advance Decrease Date of our eligible inventory from July 31, 2005 to August 31, 2005.
On July 29, 2005, we filed a Complaint against Department 56, Inc., Sunshine Productions, Inc., Kevin Knowles and Jim Shore Designs, Inc. in the United States District Court, Northern District of Illinois, Eastern Division. In summary, the Complaint, as against Jim Shore Designs, alleges breach of contract related to Enesco’s current license agreement with Jim Shore Designs, which license was filed with the SEC on a Form 8-K, dated October 5, 2004. Enesco specifically alleges that Jim Shore Designs is breaching provisions relating to Enesco’s exclusivity under the current license agreement. With regard to Department 56, the Complaint alleges a violation of Section 43(a) of the Lanham Act. As against Sunshine Productions, Enesco alleges that Sunshine Productions interfered with Enesco’s contract with Jim Shore Designs. Finally, in the Complaint, Enesco alleges that Sunshine Productions and Kevin Knowles engaged in a civil conspiracy and induced an employee to breach her duty of loyalty to Enesco. We seek monetary and equitable relief in connection with the suit. Enesco plans to rigorously pursue adherence to its current license agreement, and does not seek to terminate its license agreement with Jim Shore Designs in the Complaint.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides more depth into the financial condition and results of operations of Enesco and its subsidiaries. This discussion should be read in conjunction with the financial statements and the accompanying notes and cautionary factors included elsewhere in this Form 10-Q. It contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. The Consolidated Financial Statements include the accounts of the parent company and all of its subsidiaries. All significant intercompany transactions have been eliminated in the Consolidated Financial Statements. All subsidiaries are wholly owned. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of our management’s estimates. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. We operate in a single industry segment, which designs, manufactures (primarily through third parties located in the Pacific Rim) and markets a wide variety of licensed and proprietary branded giftware, and home and garden décor items to retailers primarily throughout the U.S., Canada, Europe and Asia.
Overview
Thus far, 2005 has been a year of stabilization for the business. We are committed to taking the required steps that will strengthen Enesco and position us for future growth. Guiding these steps are the four strategic principles we announced earlier this year: 1) improve our executional capability; 2) build our brands; 3) focus on the external marketplace; and 4) excel at product innovation. Our primary focus is on improving our executional capabilities. The main drivers in this area are to reduce our selling, general and administrative expenses, rationalize the existing product portfolio, transition the distribution and warehousing model to a more cost and service quality effective model, and restructure the existing sales, marketing and product development processes.
In May 2005, we successfully migrated from the ERP system at our Elk Grove distribution center to an upgraded version of our legacy information system. Late in the second quarter, we also stabilized the remaining portions of our PeopleSoft systems that relate to order management and financials, although we continue to try to improve the functionality of the order management portion.
On May 17, 2005, pursuant to a Seventh Amendment and Termination Agreement (“PM Termination Agreement”), we terminated our license agreement with Precious Moments, Inc. (“PMI”) to sell Precious Moments licensed products. As part of the PM Termination Agreement, we also entered into a Transitional Services Agreement with PMI in which we agreed to provide transitional services to PMI related to its licensed inventory for a period of time, but ending not later than December 31, 2006. The termination agreement with PMI will have a negative impact on sales and operating profit in 2005; however, it is expected to have a positive impact on earnings and cash flows in 2006 and 2007, due to the elimination of the $15.0 million annual minimum royalty payment. The net savings in 2005 on royalty costs is $11.0 million due to the reduction in the $15.0 million annual minimum royalty to $4.0 million, which was expensed during the first six months of 2005. The total net inventory transferred to PMI under this agreement was $7.7 million.
Initiatives to Stabilize Enesco’s Operating Model
In the first two quarters of 2005, the Company continued two of its primary initiatives to stabilize its business operating model. First, in May 2005, we successfully migrated from the ERP system at our Elk Grove distribution center to an upgraded version of our legacy system. Late in the second quarter, we also stabilized the remaining portions of our PeopleSoft systems that relate to order management and financials. Solely to accomplish this initiative, we incurred consulting fees of $0.7 million, of which we expensed $0.2 million, and we capitalized the remaining $0.5 million. After the successful transition of our ERP system at our Elk Grove distribution center to our legacy information system, we were able to reduce our dependence on ERP consultants, and soon were able to recover unbilled freight charges.

Second, we terminated our license agreement with PMI in order to eliminate a brand that was experiencing declining sales while incurring disproportionately high cost of sales expenses, primarily due to a fixed royalty commitment. The financial impacts of terminating the PMI Agreement in the second quarter were:
•	Enesco reduced its annual minimum royalty payment from $15.0 million to $4.0 million for 2005, and eliminated further royalty liability after June 30, 2005; and, also in the second quarter of 2005, Enesco recorded PMI royalty expense of $0.3 million compared to $2.0 million in the prior year’s second quarter;

•	Enesco recorded a $7.7 million loss for the transfer of inventory to PMI; and

•	previously accrued PMI royalty fees from 2004 of $7.2 million were rescheduled for payment into four quarterly installments of $1.8 million, commencing April 2005, with a final payment due January 2006.
Initiatives to Improve Enesco’s Cash Flow
As of June 30, 2005, the Company also executed on its four initiatives to improve cash flow. First, we terminated the PMI Agreement in an effort to minimize anticipated cash drain due to a fixed royalty commitment against steadily decreasing revenues. Specifically, we reduced our royalty payments related to second quarter sales to $2.0 million and $4.0 million for all of 2005, from an annual minimum royalty guarantee of $15.0 million due under the PMI Agreement. The terms of the PM Termination Agreement allow us to improve our cash flow by spreading the remaining 2004 royalty payments, such that $1.8 million will be payable on July 1 and October 1, 2005, and January 1, 2006.
Second, in previous years, we shipped most of our Christmas orders in the second quarter. Beginning in the second quarter of 2005, we adjusted our seasonal ordering and Christmas shipping to better support customer demand. Rather than shipping seasonal products in April, May and June, we now “make to order” and spread the shipments and payment to our vendors during June through October. We will continue to receive cash per our December 1 retail payment terms. This reduces the seasonal inventory we have on hand and improves our cash flow. It also reduces the amount of inventory that retailers have to maintain in their stores. In addition, during this Christmas season, we are piloting a program to ship Christmas goods from a third-party warehouse in Asia directly to our U.S. customers. These strategies reduce the amount of time between when we must pay our vendors for the merchandise and shipments and when our customers must pay Enesco for their orders.
Third, in the second quarter, we began to sell off our excess and older product line inventory at lower recovery rates. We also plan to continue to aggressively turn our slow-moving inventory into cash. Therefore, in the second quarter of 2005, we increased our inventory reserve by $1.3 million, which impacted cost of sales. We anticipate continuing our aggressive liquidation of such excess and older product inventory, which will allow us to establish a more efficient inventory base from which to implement our planned initiatives for more effective inventory and logistics management.
Fourth, we re-evaluated our delinquent customers’ late payment patterns and recognized that we were slow to enforce our payment terms. In the second quarter, we began to strictly enforce our payment terms, such that we put delinquent customers on “accounts receivable hold,” which substantially stopped shipment to customers who were 30 days past due. In bringing our customers in line with our payment terms, we experienced in the second quarter what we believe to be a short-term negative impact on our sales. We anticipate that these initiatives will have an enduring positive impact on our long-term sales and a positive impact on future cash flow.
Banking Fees
Although we did not close on our new global credit facility, we intended to continue under the terms of the Commitment Letter to attempt to secure replacement financing as soon as possible. Under our current credit facility, we were required to pay penalty fees should we fail to close on the replacement facility late in the second quarter. Since the closing did not occur, we paid a total of $1.4 million in penalty fees, leading to higher-than-normal costs associated with securing financing.
Current Restructuring Initiatives — A Quarter in Transition
Reduction in Salary Expenditures
We implemented a corporate downsizing as part of the Company’s efforts to reduce overhead costs. Enesco took steps to reduce its U.S. salary expense by 12%, which included the elimination of most open salaried positions that were not filled. The majority of the salary expense was eliminated in the Chicago region in the areas of operations and information technology, following the successful warehouse conversion in our Elk Grove distribution center to an upgraded version of the Company’s legacy information system. The charge associated with the workforce reduction of approximately $0.3 million, which was recorded in the second quarter of 2005. Enesco expects annual savings from the salary expense reduction will be approximately $2.0 million. Our previous corporate overhead spending supported a different type of company than we are today. As part of the downsizing, the Company eliminated its Chief Operating Officer position and expanded the Chief Information Officer’s role to include responsibilities as the Senior Vice President, Operations. Our stronger focus on our giftware, and garden and home décor business helps us to work to bring our corporate overhead spending in line with the needs of our current business. We are committed to further reducing our cost structure and continuing to make operational improvements to position the Company for improved profitability.
Plant Closure
In April 2005, we closed the Lilliput Lane Workington plant in the U.K. Fifty-five workers were terminated, operations were consolidated into the Penrith plant and the Workington plant was actively marketed for sale. Closure is estimated to save approximately $0.9 million in operating costs in 2005, but redundancies will cost approximately $0.9 million in 2005. Beginning in 2006, the expected annual cost savings related to the Workington plant closure are $1.6 million. The plant’s net book value approximates estimated fair market value net of costs to dispose.
Engaged Keystone
On June 8, 2005, we engaged Keystone Consulting LLC (“Keystone”) to assess the Company’s business and operations reorganization opportunities, advise management on ways to improve the Company’s performance and to develop an implementation plan. Keystone has worked with management to present a financial model, first to the Company and then, with management’s consent, to our current and potential future lending groups. Keystone also worked with management to prepare a 13-week cash flow plan to present to our lenders in support of receiving a waiver from the banks. Keystone’s scope is to focus first on improving profitability and cash flows in the U.S., second to improve profitability and cash flows in the U.K. and, third, to maximize the value of the acquisitions made by the Company over the last 24 months. As part of this work, Keystone is supporting management in securing replacement financing. It is the Company’s intention to retain Keystone, as needed, during the implementation of these operating plan improvements.
RESULTS OF OPERATIONS
Net Revenue and Gross Profit
Net revenues in the second quarter 2005 of $49.2 million decreased $12.5 million, or 20.3%, from the second quarter 2004 level of $61.7 million. Revenues in the U.S. declined by $14.7 million. Our revenues from the sales of collectibles continued to decrease in the U.S. and accounted for $9.7 million of the shortfall. The collectibles brands accounting for the majority of the decline are Precious Moments and Cherished Teddies. The second quarter revenues of 2004 included the first sizable shipments of Christmas 2004 product. In an effort to improve cash flow and provide make to order dates for our customers, shipments for 2005 Christmas have been planned and pushed forward into the third quarter. Shipments for 2005 Christmas in the second quarter of 2005 were approximately $9.4 million less than in the second quarter of 2004 of which approximately $5.0 million related to collectibles. We believe this is primarily related to the shift of 2005 Christmas shipments from the second quarter of 2005 to the third and fourth quarters of 2005. The application of stricter credit policies resulted in placing more shipments on hold during the quarter as compared to the same second quarter of 2004. Revenues for the quarter were positively impacted by $0.4 million due to the higher volume of closeout sales completed during the quarter in order to liquidate excess inventories. International revenues rose $2.2 million primarily due to the $3.3 million generated from the July 2004 acquisition of Dartington and the $0.9 million favorable impact of foreign currency translation rates, offset by lower revenues throughout the region.
Net revenues for the six months ended June 30, 2005 of $109.2 million decreased $4.8 million, or 4.2%, from the same period in 2004. U.S. revenues declined by $10.4 million. Our collectibles revenues decreased $11.0 million. Shipments for 2005 Christmas for the six months ended June 30, 2005 were approximately $7.4 million less than in the same period in 2004 of which approximately $5.3 million related to collectibles. We believe this is primarily related to the shift of 2005 Christmas shipments from the second quarter of 2005 to the third and fourth quarters of 2005. In the first quarter of 2005, we shipped approximately $2.0 million of prior year Christmas product that customers ordered for the 2005 Christmas season. Lower freight and royalty income related to a decline in revenues accounted for an additional $1.1 million of the U.S. shortfall. For the six months ended June 30, 2005, net revenues from our Heartwood Creek line rose $2.2 million over the same period in 2004. The February 2004 acquisition of Gregg Gift added $1.3 million in additional revenues for the six month period, and international revenues rose $5.6 million primarily due to $6.2 million from the Dartington acquisition, and the $2.0 million favorable impact of foreign currency translation rates, offset by lower U.K. and Canadian revenues.
Gross profit in the second quarter of 2005 of $11.3 million decreased by $16.0 million, or 58.6%, from the prior year. The gross profit percentage declined to 22.9% for the current quarter from 44.1% for the second quarter of 2004. Excluding the impact of the loss on the PM Termination Agreement, the gross profit percentage for the second quarter would be 38.6%. Gross profit for the six months ended June 30, 2005 was down $15.7 million, or 31.6%, from the same period in 2004. The gross profit percentage dropped from 43.4% to 31.0% this year. Excluding the impact of the loss on the PM Termination Agreement, the gross profit percentage for the six months ended June 30, 2005, would be 38.1%. Key components of our gross profit dollar decrease from the prior year are set forth below:

	Changes in Gross Profit from 2004 for
	Three months	Six months
	ended June	ended June
$ million	30, 2005	30, 2005
Loss on PMI Agreement termination	$(7.7)	$(7.7)
Lower U.S. sales volume	(7.6)	(5.9)
Product mix and price discounts	(0.4)	(2.0)
Increased closeout sales	(1.6)	(2.1)
Increased inventory reserve	(0.9)	(0.1)

Lower freight recovery	(0.6)	(0.5)
Lower royalty expense on lower U.S. volume	2.3	0.8
Foreign currency translation rates	0.4	0.9
Dartington gross margin, July 2004 acquisition	1.2	2.4
International volume decrease	(1.1)	(1.5)

	$(16.0)	$(15.7)

Selling, General and Administrative Expenses (SG&A)
SG&A expenses in the second quarter of 2005 of $32.5 million increased $3.4 million, or 11.7%, above the 2004 level of $29.1 million. The increase is primarily due to incremental SG&A expenses from the July 2004 Dartington acquisition of $1.5 million, accelerated depreciation on the ERP system of $1.3 million, the Workington plant closure of $0.9 million, higher consulting fees of $0.8 million, bank penalty fees of $1.4 million and an increase in our bad debt reserve of $0.9 million due to the aging of our customer accounts. These increases were partially offset by SG&A improvements in the U.S., which included reduced salaries and benefits costs of over $0.8 million, lower travel and entertainment of $0.3 million and reduced spending on selling and marketing initiatives of $2.0 million. Such reduced spending on selling and marketing initiatives included, among other things, a more targeted distribution of catalogs and reduced commissions.
For the six months ended June 30, 2005, SG&A costs of $67.8 million are up $8.8 million, or 15.0%, from the prior year. The increase is primarily due to incremental SG&A expenses from the Dartington acquisition of $3.0 million, accelerated depreciation on the ERP system of $3.7 million, bank penalty fees of $1.4 million, an increase to the bad debt reserve of $0.8 million, the Workington plant closure of $0.9 million, higher consulting fees of $1.0 million and audit fees of $1.1 million, and the impact of foreign currency translation rates of $0.7 million. These increases were partially offset by SG&A improvements in the U.S., which included reduced salaries and benefits costs of over $0.9 million, lower travel and entertainment of $0.8 million and reduced spending on selling and marketing initiatives of $2.3 million.
Loss on License Termination
On May 17, 2005, pursuant to the PM Termination Agreement, we terminated our license agreement with PMI to sell Precious Moments licensed products, effective July 1, 2005. The $7.7 million loss resulting from the termination was recorded in the second quarter of 2005 and primarily represents transfer of net inventory of $7.7 million.
Operating Loss
The operating loss for the quarter increased to $21.2 million from an operating loss of $1.9 million in the prior year second quarter. The main contributors to this increased loss are lower gross profit of $16.0 million, primarily due to lower sales volume and the loss on the PM Termination Agreement of $7.7 million, and increased SG&A costs of $3.4 million.
For the six months ended June 30, 2005, the operating loss increased $24.5 million to $33.9 million. The main contributors to this loss are lower gross profit of $15.7 million, primarily due to lower sales volume and the loss on the PM Termination Agreement of $7.7 million, and increased SG&A costs of $8.8 million.
Interest and Other Income (Expense), Net
Interest expense for the quarter rose $0.3 million to $0.5 million due to higher borrowings and higher interest rates. For the six months ended June 30, 2005, interest expense has increased $0.6 million to $0.9 million.
Provision for Income Tax Expense (Benefit)
For the quarter ended June 30, 2005, income tax expense was $0.4 million, composed of a benefit from a net operating loss of $8.2 million, offset by a valuation allowance on the net operating loss carryforward of $8.2 million, a non-U.S. tax expense of $0.2 million and an increase in the reserve for a non-U.S. tax assessment of $0.2 million. For the quarter ended June 30, 2004, income tax expense was a tax benefit of $0.8 million, comprised of a net operating loss carryforward of $1.4 million and a non-U.S. tax expense of $0.6 million.
For the six months ended June 30, 2005, income tax expense was $2.4 million as compared to a tax benefit of $3.9 million for the six months ended June 30, 2004. The components of income tax expense included a tax benefit from a net operating loss of $13.7 million, offset by a valuation allowance on the net operating loss carryforward of $13.7 million, a non-U.S. tax expense of $0.7 million, a tax reserve established for a potential non-U.S. tax assessment of $2.8 million and reversal of unnecessary tax reserves of $1.1 million. For the six months ended June 30, 2004, income tax expense was a tax benefit of $3.9 million comprised of a net operating loss carryforward of $5.2 million and a non-U.S. tax expense of $1.3 million.
Management has not yet completed its evaluation of the tax implications of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Act”), and at June 30, 2005, no effect from the Act was recognized. As of December 31, 2004, the

Company was unable to meet the indefinite reversal criteria with respect to the reinvestment of foreign earnings due to the anticipated guarantee in 2005 of the Company’s debt by its foreign subsidiaries. A deferred tax liability of $17.6 million has been recognized for the anticipated guarantee related to the yet to be closed replacement credit facility, without any effects of the repatriation provisions of the Act because management had not decided on a policy and plan that will be subject to the requirements of the Act. It is not possible to estimate a range of the effects of any potential repatriation subject to the Act until the Company closes on a replacement credit facility. Subsequent to the completion of any new credit facility, management will complete its evaluation of the potential impact of the Act and provide for the tax implications accordingly. It is possible that no earnings will be repatriated under the Act because all earnings may have already been taxed under other provisions of the Internal Revenue Code.
LIQUIDITY AND CAPITAL RESOURCES
Subject to our ability to amend our existing U.S. credit facility with respect to the financial covenants, the Company believes that our current cash and cash equivalents, cash generated from operations and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. There are no assurances, however, of our ability to secure replacement financing of the senior revolving credit facility, which expires January 1, 2006, or that we will successfully negotiate more favorable covenants, obtain further waivers of future covenants or maintain sufficient loan advance rates on eligible collateral.
Liquid Assets
Cash and cash equivalents on June 30, 2005, were $4.6 million versus $14.6 million at December 31, 2004. Cash and cash equivalents are a function of cash flows from operating, investing and financing activities. We have historically satisfied capital requirements with borrowings and, in 2004, proceeds from the sale of property, plant and equipment. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter.
Cash Flows
Net cash used by operating activities is a function of our net loss plus non-cash expenses, such as depreciation, and changes in working capital. Net cash used by operating activities of $17.6 million for the six months ended June 30, 2005, decreased by $4.4 million compared to the same period in 2004. The net loss of $37.3 million increased during the first six months of 2005 versus 2004 by $31.7 million. Non-cash expenses were $10.1 million higher than the same period in 2004. This increase included depreciation charges of $5.8 million, which were $3.0 million higher versus last year primarily due to accelerated depreciation charges of $3.7 million related to the ERP system migration. The first six months of 2005 included recognizing $0.9 million of deferred gain from the December 2004 sale of the distribution center. In addition to the inventory change described below, we incurred $7.7 million of loss for the transfer of inventory related to the PM Termination Agreement in the second quarter of 2005. The changes in operating assets and liabilities included in our calculation for net cash used by operating activities for the six months ended June 30, 2005, provided $6.6 million of cash, which was $26.3 million favorable to the same period last year during which $19.7 million of cash was used. Accounts receivable created a source of cash of $13.0 million for the six months ended June 30, 2005, which was $15.6 million favorable compared to the same period in 2004, primarily due to the lower revenues for the three months ended June 30, 2005, compared to the same period in 2004, and a reduction of aged balances from aggressive collection efforts. In addition to the inventory transfer described above, inventories used $1.3 million of cash in the first six months of 2005, which was $2.5 million favorable compared to the same period in 2004, primarily due to warehouse order processing efficiencies and more timely procurement of Christmas and other products to support current sales order and sales plan. Current income tax payables increased $1.1 million in the first six months of 2005 compared to a decrease of $5.6 million in the same period of 2004, which was $6.7 million favorable to the prior year period, which included a $5.2 million tax benefit from the net operating loss recognized in 2004. There was no such tax benefit recognized in the first six months of 2005.
The net cash used by investing activities during the six months ended June 30, 2005 of $1.2 million was a decrease of $8.7 million compared to the same time period in 2004, and was primarily due to lower expenditures for Plant and Equipment of $1.3 million and the 2004 acquisition investment of $7.4 million for Gregg Gift.
The net cash provided by financing activities in the six months ended June 30, 2005 was $9.1 million or $21.1 million less than the same period in 2004. The decrease was due to the lower change in borrowings under our credit facilities during the first six months in 2005 versus 2004. The major source of financing activity in 2004 was from the increased borrowing, primarily driven by requirements for the February 2004 acquisition of Gregg Gift and net cash used by operating activities.
For the six months ending June 30, 2005 and 2004, we reclassified stock-based compensation expense from Investing Activities to a separate line item in Operating Activities in the Consolidated Statements of Cash Flows. The reclassification is $0.7 million for the six months ended June 30, 2005 and $0.4 million for the six months ended June 30, 2004.
Credit Facilities
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
On January 28, 2005, we entered into a fifth amendment to our existing U.S. credit facility, whereby the termination date was amended to March 31, 2005.
On March 29, 2005, we entered into a sixth amendment to our existing U.S. credit facility, effective March 31, 2005, extending the term until January 1, 2006. The credit facility commitments range from $50.0 million to $70.0 million, based on our seasonal borrowing needs. The amendment also sets certain financial covenants for 2005. In the event the outstanding loans under the amended U.S. credit facility are not paid off: (1) by May 16, 2005, a fee of $0.7 million will become payable; (2) by June 30, 2005, another fee of $0.7 million will become payable; and (3) with the proceeds from a refinancing provided by lenders that include Fleet National Bank or an affiliate of Fleet National Bank, then a fee of $1.75 million will become payable.
On May 16, 2005, we entered into a seventh amendment to our current U.S. credit facility, effective May 20, 2005. The seventh amendment provided that $0.2 million of the failure to close fee of $0.7 million payable on May 16, 2005, was deferred until June 16, 2005. This seventh amendment was subject to certain conditions including the payment of $0.5 million on the original date of May 16, 2005 prior to being effective on May 20, 2005, which were satisfied by Enesco.
On June 10, 2005, we notified Fleet as agent under our existing U.S. credit facility with Fleet and LaSalle Bank N.A. that we were not in compliance with our minimum EBITDA covenant as of April 30, 2005, which was predominantly due to non-cash accruals related to the timing of the execution of the PM Termination Agreement.
On June 28, 2005, we obtained a waiver of our minimum EBITDA covenant default for April and May 2005, and a waiver of compliance with this covenant through July 31, 2005. We also advised Fleet of the need to renegotiate our financial covenants for additional months during the term of our existing credit facility primarily because of lower projected sales and lower gross margins during the same period. We still are in discussions with Fleet regarding revisions to the financial covenant terms for the remainder of 2005.
On July 7, 2005, we entered into an eighth amendment to our current U.S. credit facility. The eighth amendment added accounts receivable and inventory of N.C. Cameron & Sons Limited, our Canadian subsidiary, to the borrowing base under the credit facility. The amendment also increased the borrowing base on inventory to 50% from 33.2% until July 31, 2005, at which date it would revert to 33%. The fee of $1.75 million payable on the termination of the commitment under the credit facility was eliminated. The obligation to pay a fee of $0.7 million on June 30, 2005 was amended so that $0.35 million was payable on June 30, 2005 and the balance was payable on the earlier of July 29, 2005 and the date that liens are granted on the assets of the U.K. subsidiaries. On July 29, 2005, we paid the fee balance of $0.35 million.
On July 28, 2005, we entered into a letter agreement that amends the eighth amendment to Enesco’s existing U.S. credit facility, which was effective as of July 27, 2005 (“Letter Amendment”). The Letter Amendment extends the Inventory Advance Decrease Date of Enesco’s eligible inventory from July 31, 2005 to August 31, 2005.
We are aggressively seeking replacement financing to pay off the current U.S. credit facility. There are no assurances that we will secure replacement financing of the U.S. senior revolving credit facility, which expires on January 1, 2006, or that we will successfully negotiate more favorable covenants or obtain further waivers on covenants. Under a contemplated replacement facility, Enesco will be the borrower and our material domestic and foreign subsidiaries likely will be guarantors. In connection with closing on a replacement senior credit facility, we may need to obtain additional financing secured by, among other things, certain foreign inventory and receivable collateral from Canada, Hong Kong and the U.K., as well as certain real estate assets, in order to satisfy minimum excess availability conditions. Moreover, we anticipate that the proposed replacement facility will contain standard terms and conditions, and financial and other covenants including, without limitation, restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing our shares and paying dividends.
At June 30, 2005, we had a total line of credit providing for maximum borrowings of $55.0 million, of which actual borrowings of $35.1 million and letters of credit of $2.1 million were outstanding. The net available borrowing capacity based on eligible collateral as of June 19, 2005 (the most recent measurement date prior to June 30, 2005) was $8.7 million. As of July 31, 2005, the most recent measurement date, the line of credit was $60.0 million, which includes net available borrowing capacity based on eligible collateral of $10.6 million. The increase in borrowing capacity was primarily due to the eighth amendment to our current U.S. credit facility on July 7, 2005 that added accounts receivable and inventory of N.C. Cameron & Sons Limited to the borrowing base partially offset by higher usage of the facility. The outstanding borrowings were $45.5 million plus letters of credit of $3.4 million at July 31, 2005. The lenders previously had waived any non-compliance with the EBITDA financial covenants through July 31, 2005.
Contractual Obligations
A summary of significant contractual obligations as of December 31, 2004 is, as follows :

($ in millions)
Obligations	Total	< 1 Yr	1-3 Yrs	4-5 Yrs	> 5 Yrs
	(in millions)
Short-term borrowings (1)	$26.4	$26.4	$—	$—	$—
Letters of credit	4.1	4.1	—	—	—
Operating leases	25.0	6.4	13.4	3.7	1.5
License guarantees (2)	45.7	15.5	30.2	—	—
Post-retirement benefits	3.8	0.8	0.4	0.4	2.2

Total contractual cash obligations (3)	$104.3	$53.2	$44.0	$4.1	$3.7

(1)	We have excluded future variable rate interest payments under our short-term debt agreements.

(2)	On May 17, 2005, pursuant to the PM Termination Agreement, we terminated our license agreement with PMI to sell Precious Moments licensed products. The PM Termination Agreement is expected to have a positive impact on cash in 2006 and 2007 due to the elimination of the $15.0 million annual minimum royalty payment. The net savings in 2005 on royalty costs will be $11.0 million due to the reduction in the $15.0 million annual minimum royalty to $4.0 million. The total $45.7 million in License guarantees, stated above, is reduced to $4.3 million, as of July 1, 2005, based on the PM Termination Agreement.

(3)	Excludes purchase order obligations made for products in the ordinary course of business.
Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency-denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders’ equity.

NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The Company is evaluating whether it will continue to provide share-based compensation and the impact that this new accounting standard will have on the results of its operations going forward.
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which provides additional guidance on conditional asset retirement obligations under FASB No. 143, Accounting for Asset Retirement Obligations. This standard is effective for fiscal years ended after December 15, 2005. We are in the process of determining the impact on us by implementing FASB No. 143.
In May 2005, the FASB issued FAS 154, which addresses the accounting and reporting for changes in accounting principles. FAS 154 replaces APB 20. APB 20 allowed a change in accounting principle to be accounted for generally as a cumulative effect adjustment in the current year’s financial statements. FAS 154 states that the change be reported retrospectively and requires the following:
•	The cumulative effect of the change to the new accounting principle on periods prior to those presented shall be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented.

•	An offsetting adjustment, if any, shall be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period.

•	Financial statements for each individual prior period presented shall be adjusted to reflect the period-specific effects of applying the new accounting principle.
FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. This statement will be applicable for Enesco beginning in 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors foreign currency exposures and ensures that the hedge contract amounts do not exceed the amounts of the underlying exposures. Enesco’s current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco hedges these exposures by entering into various foreign exchange forward contracts. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and principal financial officer concluded that, except as discussed below with respect to absence of appropriate levels of accounting personnel, the Company’s disclosure controls and procedures were effective as of June 30, 2005.
Changes in Internal Control over Financial Reporting
As reported in our Form 10-K for the year ended December 31, 2004, we identified certain significant deficiencies relating to internal control, which management believed needed to be corrected and as to which we have been and are in the process of remediating over the remainder of 2005. However, our efforts to remediate such deficiencies have been adversely impacted by the vacancies in our Chief Financial Officer position and other vacancies in senior and junior financial accounting positions.

Such vacancies have strained our resources devoted to internal control over financial reporting. For example, we identified a deficiency in our internal control with respect to the process for tracking inventory in transit, which we believe we have resolved. We are in the process of interviewing candidates to fill our Chief Financial Officer position and to fill other accounting vacancies. We expect to have these vacancies filled before the end of 2005. In addition, to help management address these internal control deficiencies, we have outsourced our internal audit function to Grant Thornton LLP.
Other than as discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On July 29, 2005, we filed a Complaint against Department 56, Inc., Sunshine Productions, Inc., Kevin Knowles and Jim Shore Designs, Inc. in the United States District Court, Northern District of Illinois, Eastern Division. In summary, the Complaint, as against Jim Shore Designs, alleges breach of contract related to Enesco’s current license agreement with Jim Shore Designs, which license was filed with the SEC on Form 8-K, dated October 5, 2004. Enesco specifically alleges that Jim Shore Designs is breaching provisions relating to Enesco’s exclusivity under the current license agreement. With regard to Department 56, the Complaint alleges a violation of Section 43(a) of the Lanham Act. As against Sunshine Productions, Enesco alleges that Sunshine Productions interfered with Enesco’s contract with Jim Shore Designs. Finally, in the Complaint, Enesco alleges that Sunshine Productions and Kevin Knowles engaged in a civil conspiracy and induced an employee to breach her duty of loyalty to Enesco. We seek monetary and equitable relief in connection with the suit. Enesco plans to rigorously pursue adherence to its current license agreement, and does not seek to terminate its license agreement with Jim Shore Designs in the Complaint.
Moreover, in the ordinary course of Enesco’s business, various legal proceedings may be pending against Enesco and its subsidiaries from time to time. While we cannot predict the eventual outcome of these proceedings, we believe that none of the currently pending proceedings will have a material adverse impact upon the consolidated financial statements of Enesco.
As required under current rules, our president and chief executive officer provided to the New York Stock Exchange and the Pacific Stock Exchange the annual CEO certification regarding the Company’s compliance with those stock exchanges’ corporate governance listing requirements. There were no qualifications to these certifications.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders was held on May 18, 2005. The matters voted upon at the meeting were (i) the election of Directors and (ii) the ratification of KPMG LLP as Enesco’s independent registered public accounting firm for 2005.
The Class I directors stood for election to a three-year term expiring at the Annual Meeting in 2008. Upon motion duly made and seconded, it was voted to elect Judith R. Haberkorn and Thane A. Pressman as Class I directors for a three-year term expiring at the Annual Meeting in 2008. The votes for each candidate were reported, as follows:

Judith R. Haberkorn	For:	12,166,505
	Withheld:	947,451
Thane A. Pressman	For:	12,242,239
	Withheld:	871,717
In addition, the following directors continued to serve on the Board: Donna Brooks Lucas, Leonard A. Campanaro, Cynthia Passmore-McLaughlin, George R. Ditomassi, Hector J. Orci and Anne-Lee Verville. On June 29, 2005, Hector Orci resigned from our Board of Directors effective July 1, 2005. Mr. Orci only was able to attend three of the 13 full Board meetings in 2004 as he took a medical leave from July through December 2004. Mr. Orci is unable to attend Board meetings for the remainder of 2005 due to medical reasons; thus, Mr. Orci resigned from the Board.
The ratification of KPMG LLP as Enesco’s independent registered public accounting firm for 2005 was proposed for stockholder approval. Upon motion duly made and seconded, it was voted to ratify KPMG LLP as Enesco’s independent registered public accounting firm for 2005. The vote was reported, as follows:

Ratification of KPMG LLP	For:	13,020,100
	Against:	43,748
	Abstain:	50,108
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
See Exhibit Index.

Exhibit Number	Exhibit Index — Description of Exhibit
10.1	Fifth Amendment to Second Amended and Restated Revolving Credit Agreement between Enesco Group, Inc. and Fleet National Bank filed (on January 31, 2005) as Exhibit 10.1 to registrant’s Current Report on Form 8-K, dated January 28, 2005, and hereby incorporated by reference.

10.2	Letter Amendment to Fifth Amendment to Second Amended and Restated Revolving Credit Agreement among Enesco Group, Inc., Fleet National Bank and LaSalle Bank N.A. filed (on February 17, 2005) as Exhibit 10 to registrant’s Current Report on Form 8-K, dated February 16, 2005, and hereby incorporated by reference.

10.3	Sixth Amendment dated March 29, 2005 between Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. filed (on March 29, 2005) as Exhibit 10.1 to registrant’s Current Report on Form 8-K, dated March 28, 2005, and hereby incorporated by reference.

10.4	Seventh Amendment and Termination Agreement, dated May 17, 2005, between Precious Moments, Incorporated and Enesco Group, Inc. filed (on May 18, 2005) as Exhibit 99.1 to registrant’s Current Report on Form 8-K, dated May 18, 2005, and hereby incorporated by reference.

10.5	Seventh Amendment to Second Amended and Restated Senior Revolving Credit Agreement dated May 16, 2005 by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A., filed (on May 26, 2005) as Exhibit 99.1 to registrant’s Current Report on Form 8-K, dated May 26, 2005, and hereby incorporated by reference.

10.6	Eighth Amendment to Second Amended and Restated Senior Revolving Credit Agreement dated May 16, 2005 by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A., filed (on July 7, 2005) as Exhibit 99.1 to registrant’s Current Report on Form 8-K, dated July 7, 2005, and hereby incorporated by reference.

10.7	Letter Amendment to Eighth Amendment to Second Amended and Restated Revolving Credit Agreement among Enesco Group, Inc., Fleet National Bank and LaSalle Bank N.A. filed (on July 28, 2005) as Exhibit 99.1 to registrant’s Current Report on Form 8-K dated July 28, 2005, and hereby incorporated by reference.

31.1	Certification of Chief Executive Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENESCO GROUP, INC. (Registrant)

Date: August 9, 2005	By: /s/ Cynthia Passmore-McLaughlin

Cynthia Passmore-McLaughlin
President and Chief Executive Officer

Date: August 9, 2005	By: /s/ Anthony G. Testolin

Anthony G. Testolin
Chief Accounting Officer
(principal financial officer)