Form 10-Q
period 2005-09-30
ENESCO GROUP INC
filed 2005-11-09
CIK 93542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Yes ☑            No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐            No ☑
At November 7, 2005, 14,867,850 shares of the registrant’s Common Stock with Associated Rights were outstanding.

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
It is not possible to predict or identify all factors that could potentially cause actual results to differ materially and adversely from expected and historical results. Some such factors include, but are not limited to:
Business Environment
•	Day-to-day effects of current economic conditions and market fluctuations. This includes contributing factors such as inflation and interest and foreign currency rate changes, which may create a positive or negative impact on operations.

•	Consumer interest in products is seasonal and may vary based on current market demand fluctuations and time of year.

•	Effects of terrorist activity, armed conflict and epidemics, possibly causing a business disruption in global economic activity, changes in logistics, and security arrangements. This is particularly significant with respect to our heavy reliance on external manufacturing facilities located in China.

•	Competitive activities, particularly those of our main competitors, can significantly influence giftware prices and product demand.

•	The level of success of our new product introductions and those of our competitors will impact our competitive position.

•	Ability to implement the Company’s comprehensive plan for operating improvement and achieving its goals for cost savings and market share increases.

•	Ability to comply with the covenants in the existing U.S. credit facility and to enter into new credit facilities to finance operational requirements at competitive cost and interest rates.
Sales Environment
•	Ability to secure, maintain and renew licenses, particularly Jim Shore Designs, Inc., Disney and Priscilla Hillman (Cherished Teddies), which have been top performers and make up approximately 25% of associated product line revenues.

•	Changes in the geographical mix of revenue for the U.S. and International will impact gross margin.

•	Ability to grow revenues in mass and niche market channels.

•	Mass retailers’ attempts at direct sourcing and determining the right product designs.

•	Sales and profitability can be affected by changes over time in consumer preferences from one type of product to another. This may create a shift in demand from products with higher margins to those with lower margins, or to products we do not sell at all.

•	Success in moving customers out of accounts receivable and credit hold.
Production, Procurement and Distribution
•	Timing of customer orders, shipments to the U.S. from suppliers in China and emerging countries, and the ability to forecast and meet customer demands for products in a timely and cost-effective manner.

•	Ability to understand metrics to track and effectively manage manufacturing and supply chain lead times, which cause fluctuations in inventory levels and order fulfillment timeliness, can influence demand.

•	Fluctuations in customs regulations, tariffs, freight and political changes can adversely affect results of operations.

•	Availability to source products due to changes in conditions that impact suppliers including environmental conditions, laws and regulations, litigation involving suppliers, transportation disruptions, force majeure events and/or business decisions made by suppliers could have an adverse impact on operating results.

•	Variations in sales channels, product costs or mix of products sold.
Legal and Other
•	The actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related allowances), liabilities, claims and tax assessments of undetermined merit and amount asserted against us for various legal matters and other items reflected in our Consolidated Financial Statements. Risk of trademarks and license infringements, and our ability to effectively enforce our rights.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENESCO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(In thousands)

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$4,093	$14,646
Accounts receivable, net	76,626	70,526
Inventories	54,219	65,371
Prepaid expenses	4,247	3,310
Deferred income taxes	587	920

Total current assets	139,772	154,773

Property, Plant and Equipment, at cost:
Land and improvements	1,200	1,200
Buildings and improvements	19,934	22,131
Machinery and equipment	9,910	10,273
Office furniture and equipment	37,851	37,454
Transportation equipment	669	796

	69,564	71,854
Less — accumulated depreciation and amortization	(53,058)	(49,345)

Property, plant and equipment, net	16,506	22,509

Other Assets:
Goodwill	9,560	9,403
Other	3,138	4,116
Deferred income taxes	3,072	3,082

Total other assets	15,770	16,601

Total assets	$172,048	$193,883

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
(In thousands)

	(Unaudited)
	September 30,	December 31,
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes and loans payable	$50,222	$26,354
Accounts payable	21,148	18,680
Income taxes payable	7,450	6,405
Deferred gain on sale of property, plant and equipment	1,711	1,711
Accrued expenses —
Payroll and commissions	3,554	2,599
Royalties	7,160	12,267
Post-retirement benefits	176	821
Other	5,016	5,941

Total current liabilities	96,437	74,778

Long-Term Liabilities:
Post-retirement benefits	1,564	3,008
Deferred gain on sale of fixed assets	5,461	6,830

Total long-term liabilities	7,025	9,838

Shareholders’ Equity:
Common stock, par value $.125:
Authorized 80,000 shares;
Issued 25,228 shares	3,154	3,154
Capital in excess of par value	42,474	44,229
Retained earnings	263,095	302,462
Accumulated other comprehensive income	5,700	8,152

	314,423	357,997
Less — shares held in treasury, at cost:
Common stock, 10,414 shares at September 30, 2005 and 10,671 shares at December 31, 2004	(245,837)	(248,730)

Total shareholders’ equity	68,586	109,267

Total liabilities and shareholders’ equity	$172,048	$193,883

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
(In thousands, except per share amounts)

	2005	2004
Net revenues	$79,221	$85,291
Cost of sales	46,824	50,578

Gross profit	32,397	34,713

Selling, general and administrative expenses	31,413	33,056

Operating income	984	1,657

Interest expense	(661)	(350)
Interest income	15	90
Other expense, net	(82)	(201)

Income before income taxes	256	1,196

Income tax expense	(2,371)	(157)

Net income (loss)	$(2,115)	$1,039

Net income (loss) per common share — basic and diluted	$(0.14)	$0.07

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
(In thousands, except per share amounts)

	2005	2004
Net revenues	$188,464	$199,309
Cost of sales	114,485	115,058
Cost of sales — loss on license termination	7,713	—

Gross profit	66,266	84,251

Selling, general and administrative expenses	99,206	92,012

Operating loss	(32,940)	(7,761)

Interest expense	(1,516)	(624)
Interest income	173	345
Other expense, net	(281)	(244)

Loss before income taxes	(34,564)	(8,248)

Income tax (expense) benefit	(4,803)	3,769

Net loss	$(39,367)	$(4,515)

Net loss per common share — basic and diluted	$(2.68)	$(0.32)

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
(Unaudited)
(In thousands)

						Accumulated
					Capital in	Other		Total
	Common Stock		Treasury Stock		Excess of	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Par Value	Income	Earnings	Equity
Balance December 31, 2003	25,228	$3,154	11,064	$(253,168)	$45,863	$3,740	$347,650	$147,239

Net loss							(4,515)	(4,515)
Currency translation adjustments						1,093		1,093
Total comprehensive loss								(3,422)
Exercise of stock options			(151)	1,706	(685)			1,021
Other common stock issuance			(83)	941	(156)			785

Balance September 30, 2004	25,228	3,154	10,830	(250,521)	45,022	4,833	343,135	145,623

Balance December 31, 2004	25,228	3,154	10,671	(248,730)	44,229	8,152	302,462	109,267

Net loss							(39,367)	(39,367)
Currency translation adjustments						(2,452)		(2,452)
Total comprehensive loss								(41,819)
Exercise of stock options			(50)	562	(240)			322
Other common stock issuance			(207)	2,331	(1,515)			816

Balance September 30, 2005	25,228	$3,154	10,414	$(245,837)	$42,474	$5,700	$263,095	$68,586

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Unaudited)
(In thousands)

	2005	2004
Operating Activities:
Net loss	(39,367)	(4,515)
Adjustments to reconcile net loss to net cash used by operating activities

Depreciation and amortization of property, plant and equipment	6,702	4,275
Deferred income taxes	303	257
Gains on sale of capital assets	(1,351)	(10)
Stock based compensation	816	785
Loss on license termination	7,713	—
Changes in assets and liabilities:
Accounts receivable	(6,923)	(31,557)
Inventories	2,214	(846)
Prepaid expenses	(1,078)	273
Other assets	626	22
Accounts payable and accrued expenses	(2,451)	3,830
Income taxes payable	1,018	(6,268)
Long-term post retirement benefits	(1,444)	58

Net cash used by operating activities	(33,222)	(33,696)

Investing Activities:
Purchases of property, plant and equipment	(1,974)	(3,805)
Acquisitions, net of cash acquired	—	(14,321)
Proceeds from sales of property, plant and equipment	766	58

Net cash used by investing activities	(1,208)	(18,068)

Financing Activities:
Net issuance of notes and loans payable	23,979	50,111
Exercise of stock options	322	1,021

Net cash provided by financing activities	24,301	51,132

Effect of exchange rate changes on cash and cash equivalents	(424)	1,003

Decrease in cash and cash equivalents	(10,553)	371
Cash and cash equivalents, beginning of period	14,646	10,645

Cash and cash equivalents, end of period	4,093	11,016

Supplemental disclosure of cash paid for:
Interest	466	434
Income taxes	1,898	2,343
The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
1. Description of Business
Enesco Group, Inc. (“Enesco,” the “Company,” “we” or “our”) is a corporation organized in 1937. Enesco’s corporate headquarters are located at 225 Windsor Drive, Itasca, Illinois 60143. We are a world leader in the giftware, and home and garden décor industries. We distribute products to a wide variety of specialty gift retailers, home décor boutiques and garden stores, as well as mass-market chains and direct retailers. Internationally, we serve markets in the United Kingdom, Canada, Europe, Mexico, Australia and Asia. Our product lines comprise some of the world’s most recognizable brands, including Heartwood Creek, Walt Disney Company, Walt Disney Classics Collection, Pooh & Friends, Jim Shore Designs, Inc., Foundations, Circle of Love, Nickelodeon, Bratz, Halcyon Days, Lilliput Lane and Border Fine Arts. Some of our specific products are accent furniture, wall décor, garden accessories, frames, desk accessories, cottages, musicals, music boxes, ornaments, water balls, candles, tableware, general home accessories, crystal and glassware, and porcelain bisque and other figurines.
We believe that demographic and economic trends support growth in giftware, home and garden lines. The home redecoration focus continues to grow in the United States. We currently have a presence and compete in three major geographical areas that include the U.S., Europe and Canada. Consolidated net revenues for the nine months ended September 30, 2005 consisted of sales in the U.S. of approximately 57%, Europe 31%, Canada 11% and the rest of the world 1%. European revenues are primarily in the U.K. and France. Revenues in the rest of the world are primarily in Mexico with minor amounts in various other countries.
Our operations in the U.S., U.K., Canada and France each have their own employee sales organizations. We also sell our products through distributors in approximately 25 countries around the world. Enesco Limited, a subsidiary of Enesco Group, Inc., sells various Enesco-developed product lines in the U.K. and several other European countries. Headquartered in Carlisle, England, Enesco Limited also oversees the operations of our subsidiary located in France and independent distributors in Germany, Holland and Belgium. Enesco Limited also administers the European collectors clubs. Our Canadian subsidiary, N.C. Cameron & Sons Limited, sells its various product lines in Canada and administers the Canadian collectors clubs.
Our 2005 marketing structure focuses on brand building, particularly for Enesco-developed lines such as Foundations, Dartington Crystal in the U.K., Gregg Gift and other lines of products, such as Heartwood Creek. We are leveraging the talents of outside artists across a range of product categories and price positions.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial data as of September 30, 2005 and for the three and nine months ended September 30, 2005 and September 30, 2004 has been prepared by Enesco, without audit, pursuant to the rules and regulations of the SEC. The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. We have eliminated significant intercompany accounts and transactions. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.
In our opinion, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of our financial position as of September 30, 2005, results of operations for the three and nine months ended September 30, 2005 and 2004, and cash flows for the nine months ended September 30, 2005 and 2004.
We reclassified certain prior-year amounts as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004. In addition, during the second quarter of 2005, we reclassified changes in stock-based compensation in our Consolidated Statements of Cash Flows from financing activities to operating activities. We also reclassified bank fees and credit card fees in our Consolidated Statements of Operations from other expense to selling, general and administrative expenses. Lastly, we reclassified certain employee benefit obligations in our Consolidated Balance Sheets from accrued expenses other to accrued expenses—payroll and commissions. Prior year amounts were reclassified to conform to the current year presentation. These reclassifications had a negative effect of $0.3 million and $0.9 million on our operating income (loss) for the three months and nine months ended September 30, 2004, respectively, but had no effect on the previously reported net income (loss) for these periods.
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
Accounts Receivable Allowances
Doubtful Accounts — The allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts and the historical write-off percentage applied to outstanding accounts receivable. If there is deterioration in a major customer’s creditworthiness or actual defaults are significantly different than our historical experience due to changes in the business environment or other factors, estimates of the recoverability of amounts due could be affected. This reserve is comprised of two parts; the first of which is for specific accounts whose collectability, in our opinion, is in question. These accounts are reviewed on a monthly basis and adjusted as deemed necessary. The second part is a general reserve, calculated by applying historical bad debt rates to month-end accounts receivable balances, after removing specific accounts identified as uncollectible. The historical rate, which generally does not fluctuate materially, is adjusted annually or as deemed necessary to reflect actual experience. Historical trends do not guarantee that the rate of future write-offs will not increase. If the general reserve percentage increased 1%, it would require an increase to the reserve of $0.9 million (as of September 30, 2005) and a corresponding increase in bad debt expense of $0.9 million. The general reserve percentage for bad debt at September 30, 2005 has not changed since December 31, 2004.
Sales Returns and Allowances — Our estimated provision for sales returns and allowances is recorded as a reduction of sales revenue because it primarily relates to allowances and other billing adjustments. In cases where credits are issued for merchandise, the goods are typically not re-saleable and are destroyed. The sales returns and allowances reserve consists of two parts, the first of which is based on an analysis of specific accounts in which the customer has taken a deduction or has similarly challenged an invoice, and we believe the claim will be accepted. This part of the reserve is reviewed by management on a monthly basis and is adjusted as deemed necessary. The second part is a general reserve, calculated by applying historical percentages of sales returns and allowances to the current and prior month’s sales. We believe two months to be a reasonable amount of time for customers to receive and evaluate their order and request a credit if necessary.
The general reserve fluctuates with sales volume, as sales returns and allowances volumes increase or decrease with sales levels. This percentage is adjusted yearly to reflect actual experience or more frequently if deemed necessary. If the general reserve percentage increased 1%, it would require an increase to the reserve of $0.2 million (as of September 30, 2005) and a corresponding decrease in net revenues of $0.2 million. The general reserve percentage for returns and allowances at September 30, 2005 has not changed since December 31, 2004. Historical trends do not guarantee that the rate of future returns and allowances will not increase.
Inventory Reserves
Excess or Slow Moving Inventory — As part of our process of developing, forecasting and procuring products, it is likely that excess inventory exists for certain products. In order to liquidate this excess inventory, the selling price is frequently reduced, often to an amount less than the product cost. Therefore, an inventory reserve is maintained to properly state inventory at the lower of cost or market. At every month end, inventory balances by product are compared to unit sales of that product for the most recent 12 rolling months. The difference between the inventory on hand, by product, and the last 12 months’ sales is considered excess inventory and subject to reserve. The portion of inventory determined to be excess is reserved at varying percentages based on the historical sales volume and whether or not the product is still active or has been discontinued. Once inventory has been identified as excess, the reserve established on that portion of inventory cannot be decreased, although further increases in the reserve on that specific inventory may be necessary as market conditions change.
The recovery rate on the disposition of excess inventory depends upon a number of factors such as market demand for closeout items and levels of such inventory. Historical averages are developed annually, or more often if deemed necessary, and used to determine the likely recoverability of cost. If market conditions deteriorate, it is likely that inventory will be sold at greater discounts, necessitating an increase to the reserve. A change of 5% in this loss percentage would result in an additional inventory reserve of $1.3 million as of September 30, 2005. The reserve percentage for excess inventory at September 30, 2005 has increased approximately 5% since December 31, 2004, resulting in an increase to the reserve, due to a lower price recovery rate on closeout sales.
Inventory Shrinkage — Based on historical trends, a reserve is established in anticipation of inventory shrinkage during the year leading up to the time when we take our physical inventory at year-end. This reserve is cleared at year-end when we record our actual inventory shrinkage as part of the year-end physical inventory process. The reserve related to shrinkage was $0.2 million as of September 30, 2005 and 2004.
Revenue Recognition
We recognize revenue when title passes to customers, which generally occurs when merchandise is turned over to the shipper. A provision for anticipated merchandise returns and allowances is recorded at the time of sale based upon historical experience. Amounts billed to customers for shipping and handling are included in revenue. License and royalty fees are recognized as revenue when earned.
The individual annual membership fees related to club sales are recorded as revenue as the membership entitles the member to receive a club kit, which includes a collectible figurine, a carrying case and related documentation, and also entitles the member to receive a quarterly newsletter. The newsletters are essentially marketing materials that contain information regarding products, artists and member stories, as well as special offers and new product offerings. Membership fees are not refundable. Since the membership fee is paid in exchange for products delivered and represents the culmination of the earnings process, revenue is recognized at the time the club kit is shipped to the member. Membership also entitles the participant to purchase, for a limited time, certain exclusive items offered throughout the year; revenue for these items is recognized upon shipment of each item.

Impairments of Tangible and Intangible Assets
We assess the recoverability of significant tangible and intangible assets, including goodwill, under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 — “Goodwill and Other Intangible Assets” and SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets.” For Property, Plant and Equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill, we perform an impairment assessment annually or more frequently if impairment indicators arise. Based on our annual impairment analysis, we have concluded that we do not have an impairment of goodwill as of September 30, 2005. Due to ongoing operating losses from the U.S. business, excluding Gregg Gift, an assessment of the carrying amount of long-lived assets was completed as of the end of the third quarter of 2005 in accordance with SFAS No. 144. Based on the positive undiscounted cash flows expected to be generated from our long-lived assets, we have concluded that we do not have an impairment as of September 30, 2005.
In December 2004, we determined that the Enterprise Resource Planning (“ERP”) system would be stabilized by using the core components of our former legacy software system. The plan was to update certain modules of the legacy software to provide advanced features and capabilities required by the business. We incurred accelerated depreciation charges related to the ERP system of $0.8 million in December 2004. During the second quarter of 2005, we successfully migrated from the ERP system at our Elk Grove distribution center to an upgraded version of our legacy information system. Late in the second quarter, we stabilized the remaining portions of our PeopleSoft systems that relate to order management and financials. Since we are currently processing customer orders and preparing financial statements using the PeopleSoft system, and now intend to continue to do so, we have revised our estimate of the remaining useful life of the portion of the asset value that relates to these two areas. The remaining net book value relating to our PeopleSoft system is $1.2 million, as of September 30, 2005, which will be depreciated over a period commensurate with its useful life. All costs associated with the distribution center ERP system have been fully depreciated as of the end of the second quarter. Total accelerated depreciation for the nine months ended September 30, 2005 amounted to $3.7 million, all of which was recorded in the first half of 2005.
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
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the tax effects attributable to the carryforward of net operating losses. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
Accounting for Stock-Based Compensation
At September 30, 2005, we had four stock-based compensation (fixed options) plans, not including plans with options that have fully expired. We account for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation plan cost is reflected in net loss, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and income (loss) per share as if Enesco had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation plans:
(in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(2,115)	$1,039	$(39,367)	$(4,515)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(530)	(582)	(1,591)	(1,747)

Pro forma net income (loss)	$(2,645)	$457	$(40,958)	$(6,262)

Income (loss) per share:
Basic and diluted — as reported	$(0.14)	$0.07	$(2.68)	$(0.32)

Basic and diluted — pro forma	$(0.18)	$0.03	$(2.79)	$(0.44)

3. Brand Revenues and Geographic Operations
We operate in the giftware, and home and garden décor industries with five major brand categories. The following table summarizes net sales by major brands for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Design Partners	$17,729	$18,002	$37,179	$42,458
Enesco Developed	24,890	26,641	67,848	67,646
Major Licenses	7,802	9,418	14,317	17,354
Strategic Partners	7,264	5,344	19,897	14,777
Precious Moments (a)	9,081	14,839	30,984	44,196
Service Fees (b)	2,571	—	2,571	—

Other	10,638	11,458	16,938	14,397
Intercompany	(754)	(411)	(1,270)	(1,519)

Consolidated	$79,221	$85,291	$188,464	$199,309

(a)	Includes both Precious Moments, Inc. (“PMI”) product sales recorded under the PM Termination Agreement, discussed in Note 8 below, and continuing sales by non-U. S. operations.

(b)	Includes sales commissions and distribution service fees earned from PMI under the Transition Agreement.
Certain products have been reclassified from the brand categories presented at June 30, 2005 for all periods presented. These reclassifications do not affect comparability of brand categories between periods.
We operate in two major geographic classifications, the U.S. and International. The following table summarizes operations by geographic classification for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Revenues
United States	$48,690	$55,502	$105,467	$123,787
United States intercompany	(495)	(216)	(495)	(691)
International	31,285	30,200	84,267	77,041
International intercompany	(259)	(195)	(775)	(828)

Total consolidated	$79,221	$85,291	$188,464	$199,309

Operating Income (Loss)

United States	$(1,779)	$(788)	$(36,355)	$(12,995)
International	2,763	2,445	3,415	5,234

Total consolidated	$984	$1,657	$(32,940)	$(7,761)

4. Other Income (Expense), Net
In the September 2005 Consolidated Statements of Operations, we reclassified bank charges and credit card fees from other expense to general and administrative expense. All current year and prior year amounts have been reclassified to reflect bank charges and credit card fees as general and administrative expense. These reclassifications had a negative effect of $0.3 million and $0.9 million on our operating income (loss) for the three months and nine months ended September 30, 2004, respectively, but had no effect on previously reported net income (loss) for these periods.
5. Income (Loss) Per Common Share (Basis of Calculations)
The number of shares used in the income (loss) per common share computations for the three months and nine months ended September 30, 2005 and 2004 were, as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Average common shares outstanding-basic	14,773	14,356	14,692	14,250
Dilutive effects of stock options and warrants	—	313	—	—

Average diluted shares outstanding	14,773	14,669	14,692	14,250

The average number of diluted shares outstanding for the three months and nine months ended September 30, 2005 and for the nine months ended September 30, 2004 exclude common stock equivalents relating to options and warrants because there was a net loss and such common stock equivalents would have been anti-dilutive. Options and warrants to purchase 2.3 million and 1.4 million shares were outstanding at September 30, 2005 and 2004, respectively, yet not included in the computation of diluted loss per share because the exercise prices were greater than the average market price of the common shares.
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
Our current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of our foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. We may hedge these exposures by entering into various foreign exchange forward contracts. Under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value on the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No.133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No.133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the three months and nine months ended September 30, 2005.
The table below details our outstanding currency instruments as of September 30, 2005, all of which have scheduled maturity dates before October 17, 2006:

Forward Contracts	Notional Amount	Exchange Rate
	(in thousands)
Euros	$250	1.1963
Euros	$1,000	1.2350
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
In July 2004, Enesco Limited acquired certain assets of Dartington Crystal Limited (“Dartington”) for $7.0 million. Total goodwill recorded on the acquisition was $1.2 million. Since Dartington was acquired in the third quarter 2004, our annual impairment assessment will be performed in the fourth quarter of 2005. Dartington is a U.K.-based designer and manufacturer of uncut crystal. Dartington’s product line includes glassware, bowls, vases, candleholders and giftware. Only changes to foreign currency exchange rates have impacted the goodwill balances in 2005.
8. Precious Moments Licensing Termination
On May 17, 2005, pursuant to a Seventh Amendment and Termination Agreement (“PM Termination Agreement”), we terminated our license agreement with Precious Moments, Inc. (“PMI”) to sell Precious Moments products. As part of the PM Termination Agreement, we also entered into a Transitional Services Agreement with PMI (the “Transition Agreement”) in which we agreed to provide transitional services to PMI related to its licensed inventory for a period of time, but ending not later than December 31, 2006. Net revenues from PMI products for the three months and nine months ended September 30, 2005 and 2004 are disclosed in Note 3 above.

On July 1, 2005, we completed our transition under the PM Termination Agreement with PMI. On that date, we paid the second, and final, $2.0 million minimum royalty payment for 2005, along with the second installment of $1.8 million for the 2004 minimum royalty shortfall. On September 30, 2005, we paid the third installment of $1.8 million of the 2004 minimum royalty shortfall. The final 2004 minimum royalty shortfall payment of $1.8 million is due January 1, 2006. Since July 1, 2005, under the Transition Agreement, we continue to ship PMI products out of our Elk Grove distribution center for customer orders placed prior to July 1, 2005. As PMI orders are shipped from our distribution center after June 30, 2005, we invoice the customer and remit 96% of the customer’s receivable to PMI. A 4% reduction was provided in the Transition Agreement to account for returns and allowances. We also receive a 10% distribution service fee each week for PMI shipments made in the prior week. At the end of each month, we receive a 15% sales commission on all PMI sales after June 30, 2005, which were initiated by the Enesco sales force.
The PM Termination Agreement will have a negative impact on sales and operating profit in 2005, yet is expected to have a positive impact on earnings and cash flows in 2006 and 2007 due to the elimination of the $15.0 million annual minimum royalty payment. The net savings in 2005 on royalty costs is $11.0 million due to the reduction in the $15.0 million annual minimum royalty to $4.0 million. The total net inventory transferred to PMI under this agreement was $7.7 million, and did not include the inventory owned by our wholly owned non-U.S. subsidiaries N.C. Cameron & Sons Limited (Canada) and Enesco Limited (U.K.). Our Canadian subsidiary has entered into a new distribution agreement with PMI to continue to distribute PMI product throughout Canada. Our U.K. subsidiary will no longer distribute PMI product. The loss on the transfer of the U.S. inventory along with other minimal agreement costs are presented in “Cost of sales — loss on license termination” on our consolidated statements of operations for the nine months ended September 30, 2005.
During the third quarter of 2005, we had sales of $8.4 million of PMI product under the Transition Agreement. We incurred costs of sales totaling $8.1 million, resulting in a net gross profit of $0.3 million. In addition, we earned $2.6 million of sales commission and distribution service fees from PMI for product fulfillment, selling and marketing costs. The net impact on operating profits in the third quarter resulting from PMI sales and related sales commissions and distribution fees was estimated to be fully offset by their corresponding cost of sales, selling commission expenses, and distribution and warehousing costs. At September 30, 2005, the net payable due PMI under the Transition Agreement was $2.9 million, which is included in accounts payable on our consolidated balance sheet.
9. U.K. Property Sale and Restructurings
In April 2005, we closed the Lilliput Lane Workington plant in the U.K. Fifty-five workers were terminated, operations were consolidated into the Penrith plant, and the Workington plant was actively marketed for sale. The plant was sold in September 2005 for an amount approximating its net book value less ordinary disposal costs.
On September 29, 2005, the U.K. announced its plan for an additional reduction in workforce and recorded a severance charge of $0.6 million that is included in selling, general and administrative expenses in the consolidated statements of operations for the three months and nine months ended September 30, 2005.

10. Notes and Loans Payable
At September 30, 2005, we had total lines of credit providing for maximum borrowings of $82.5 million of which $75.0 million was available under our current U.S. credit facility. Actual borrowings of $50.2 million and letters of credit and a customs bond of $5.7 million were outstanding at September 30, 2005. The net available borrowing capacity under our current U.S. credit facility based on eligible collateral as of September 25, 2005 (the most recent measurement date prior to September 30, 2005) was $24.3 million.
On July 7, 2005, we entered into an eighth amendment to our current U.S. credit facility. The eighth amendment added accounts receivable and inventory of N.C. Cameron & Sons Limited, our Canadian subsidiary, to the borrowing base under the credit facility and reduced the advance rate on inventory from 50% to 33% effective July 31, 2005.
On August 31, 2005, we entered into a ninth amendment to our current U.S. credit facility. The ninth amendment reset the Company’s minimum EBITDA and capital expenditure covenants through the facility termination date, December 31, 2005, based on the Company’s reforecast and long-term partnership with Bank of America, as successor to Fleet National Bank, and LaSalle Bank. The ninth amendment also added the accounts receivable and inventories of Enesco Limited, Enesco Holdings Limited and Bilston & Battersea Enamels Limited, and the accounts receivable of Enesco International (H.K.) Limited as eligible collateral to the borrowing base under the current credit facility. The ninth amendment also increased the current credit facility size to $75.0 million, rather than a variable size of $50.0 million to $70.0 million.
We are aggressively seeking replacement financing to pay off the current U.S. credit facility. There are no assurances that we will secure replacement financing of the U.S. senior revolving credit facility, which expires on January 1, 2006. Under a contemplated replacement facility, Enesco will be the borrower and our material domestic and foreign subsidiaries likely will be guarantors. In connection with closing on a replacement senior credit facility, we may need to obtain additional financing secured by, among other things, certain foreign inventory and receivable collateral from Canada, Hong Kong and the U.K., as well as certain real estate assets, in order to satisfy minimum excess availability conditions. Moreover, we anticipate that the proposed replacement facility will contain standard terms and conditions, and financial and other covenants including, without limitation, restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing our shares and paying dividends.
11. Income Taxes
During the three month and nine month periods ended September 30, 2005, the Company determined the need for valuation allowances for deferred tax assets arising primarily from the domestic net operating loss carryforwards (“NOLs”). The ultimate realization of net deferred tax assets, including those arising from NOLs, is dependent upon the generation of taxable income in future years. In determining the amount of valuation allowances, future taxable income relating to existing deferred tax liabilities and available tax planning strategies are considered. Based upon these factors, we believe that it is more likely than not that the Company will realize the benefits of net deferred tax assets of approximately $3.7 million as of September 30, 2005. The total of all other deferred tax assets, which principally relate to domestic NOLs, have been offset by a valuation allowance. This valuation allowance may require adjustment in future periods as the result of taxable income generated from operations or changes in estimates of future taxable income.
For the quarter ended September 30, 2005, income tax expense was $2.4 million, comprised of a benefit from a domestic NOL of $0.4 million, offset by a deferred tax asset valuation allowance expense of $1.4 million, and a foreign tax expense related to operations of $1.4 million. For the quarter ended September 30, 2004, income tax expense was $0.2 million, which was comprised of a benefit from a domestic NOL of $1.5 million and a foreign tax expense related to operations of $1.7 million.
For the nine months ended September 30, 2005, income tax expense was $4.8 million, comprised of a domestic tax benefit of $0.1 million and a foreign tax expense of $4.9. The domestic tax benefit is comprised of a benefit from a NOL of $14.1 million, offset by a deferred tax asset valuation allowance expense of $15.1 million, and a benefit from the reversal of previously recorded tax reserves no longer required of $1.1 million. The foreign tax expense is comprised of $2.1 million related to operations and a reserve established in relation to a potential audit assessment of $2.8 million. For the nine months ended September 30, 2004, the tax benefit was $3.8 million, which was comprised of a benefit from a domestic NOL of $6.7 million and a foreign tax expense related to operations of $2.9 million.
As of December 31, 2004, the Company was no longer able to rely upon the indefinite reversal criteria of the Accounting Principles Board (“APB”) Opinion No. 23 with respect to the reinvested earnings of certain of its foreign subsidiaries due to the anticipated guarantee in 2005 of the Company’s domestic debt by those subsidiaries, resulting in the recognition of a $17.6 million deferred tax liability and related tax expense. The debt guarantees were put into effect during August 2005, resulting in the recognition of deemed dividends from those subsidiaries for tax purposes under the United States Internal Revenue Code and the reversal of the $17.6 million deferred tax liability, which had no net impact on income tax expenses.
Management has not yet completed its evaluation of the tax implications of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Act”), and currently has no plan to make qualifying repatriations of foreign earnings under the Act. The deemed dividends noted above are not qualifying dividends under the provisions of the Act. It is not possible to estimate a range of the effect of any potential repatriations under the Act until a new credit facility is finalized. Subsequent to the completion of any new credit facility, management will complete its evaluation of the potential desirability of repatriations under the Act. It is possible that there may be no earnings repatriations under the Act due to the Company’s current year domestic NOL.
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
Overview
Our primary focus in 2005 has been to stabilize the Company’s operating business model. The main drivers of stability in this area are to reduce our selling, general and administrative expenses, rationalize the existing product portfolio, transition the distribution and warehousing model to a more cost and service quality effective model, and restructure the existing sales, marketing and product development processes.
In mid-2005, we successfully migrated from the ERP system at our Elk Grove distribution center to an upgraded version of our legacy information system, and stabilized our order management system. On May 17, 2005, pursuant to a Seventh Amendment and Termination Agreement (the “PM Termination Agreement”), we terminated our license agreement with Precious Moments, Inc. (“PMI”) to sell Precious Moments products. On July 1, 2005, we began operating under the Transitional Services Agreement with PMI (the “Transition Agreement”) by providing transitional services to PMI related to its licensed inventory. We will continue to provide transition services through December 31, 2006, unless PMI exercises its option to perform those services itself. If continued, management expects services provided in 2006 will decrease compared to that provided in 2005, as PMI has already exercised its option to bring much of the services in-house.
The PM Termination Agreement will continue to have a negative impact on sales and operating profit in 2005. However, it is expected to have a positive impact on earnings and cash flows in 2006 and 2007, due to the elimination of the $15.0 million annual minimum royalty payment. The net savings in 2005 on royalty costs is $11.0 million due to the reduction in the $15.0 million annual minimum royalty to $4.0 million, which was expensed during the first six months of 2005. The total net inventory transferred to PMI under the PM Termination Agreement was $7.7 million.
During the transition period, per the Transition Agreement, we recorded gross sales of PMI product and a corresponding charge in cost of sales for amounts to be remitted to PMI. Hence, in the third quarter, we recorded sales of $8.4 million of PMI product and incurred costs of sales totaling $8.1 million, resulting in a net gross margin of $0.3 million. In addition, we earned $2.6 million of sales commission and distribution service fees from PMI for product fulfillment, selling and marketing costs. The net impact on operating profits in the third quarter resulting from PMI sales and related sales commissions and distribution fees was estimated to be fully offset by the corresponding cost of sales, selling commission expenses, and distribution and warehousing costs.

To better explain Enesco’s business on a going-forward basis without U.S. sales, cost of sales and gross profit percentage generated from PMI products, set forth below is a table comparing our continuing core business with our total business including PMI product for the three months and nine months ended September 30, 2005 and 2004.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change %	2005	2004	Change %
Net revenues, excluding PMI product	$68,297	$71,004	-3.8%	$158,735	$157,888	0.5%
PMI product revenues	8,353	14,287	-41.5%	27,158	41,421	-34.4%
PMI service fees	2,571	—		2,571	—

Net revenues as reported	$79,221	$85,291	-7.1%	$188,464	$199,309	-5.4%

Costs of sales, excluding PMI	$38,706	$41,465	-6.7%	$94,804	$90,725	4.5%
PMI cost of sales	8,118	5,622	44.4%	15,681	15,401	1.8%
Loss on PMI license termination	—	—		7,713	—
PMI royalties	—	3,491	-100.0%	4,000	8,932	-55.2%

Cost of sales as reported	$46,824	$50,578	-7.4%	$122,198	$115,058	6.2%

Gross profit %, excluding PMI	43.3%	41.6%		40.3%	42.5%
Gross profit %, PMI	25.7%	36.2%		7.9%	41.3%

Gross profit % based on reported revenues	40.9%	40.7%		35.2%	42.3%

On September 27, 2005, we announced a comprehensive plan to improve our operating performance and establish a platform for gaining increased share of the wholesale gift market in the U.S., U.K. and Canada. Our goal is to implement an operating model commensurate with other leading companies in the giftware and related markets. This operating model will target gross margins in the range of 40% to 45% and an operating profit margin of 3% to 5% to be achieved in 2007.
As a result of the recently adopted operating improvement plan to be executed throughout 2006, we anticipate achieving pre-tax cost savings on an annualized basis in the range of $34 million to $38 million, as more fully described below. These cost savings include approximately $12 million in expenses related to the termination of the Precious Moments license agreement, bank penalty fees and accelerated depreciation related to the ERP system, as previously reported by the Company, which are not expected to recur in future years. The cost savings are anticipated to be fully realized in 2007.
Initiatives to Stabilize Enesco’s Operating Model
In the third quarter of 2005, the principal activity of the Company was to develop a comprehensive operational improvement plan (the “Plan”). In addition, the Company continued its earlier initiatives in the following two ways. First, we continued to stabilize the remaining portions of our PeopleSoft systems that relate to order management and financial reporting. For example, stabilizing the billing portion of the PeopleSoft system allowed us to increase our recovery rate for freight billings from 65% for the six months ended June 30, 2005 to 94% for the three months ended September 30, 2005, resulting in approximately $0.5 million of additional freight billings. Second, our distribution costs as a percentage of net sales for the third quarter 2005 were 7.6% versus 12.8% for the third quarter 2004. Hence, in stabilizing our enterprise resource planning systems, we continue to stabilize and improve our business operating model.
Operational Improvement Plan
The Company’s Plan centers around three key initiatives: rationalizing the product portfolio; reducing corporate overhead, general and administrative and marketing costs; and creating a more efficient and cost-effective distribution and warehousing model.
•	Product Portfolio: The Company intends to reduce its number of overall product lines from approximately 170 to between 50 and 60 to concentrate on giftable products, which elicit strong and sustainable market demand and profitability, and leverage Enesco’s core distribution base. The Company expects to eliminate those product lines that do not meet these criteria.

•	Corporate Overhead, General and Administrative and Marketing: The Company began to reduce corporate and general and administrative costs, as well as professional and consulting fees by $30 million to $32 million pre-tax on an annualized basis. These reductions are expected to approximate $15 million for corporate overhead, $11 million for general and administrative costs, and a range of $4 to $6 million for selling and marketing costs.

•	Distribution and Warehousing: The Company expects to implement strategies to bring its U.S. distribution and warehousing costs more in line with industry standards, while improving quality and service levels. Cost savings are expected to be in the range of $4 million to $6 million pre-tax on an annualized basis.
As we implement the three key initiatives above, we are realigning our marketing and product development groups into merchandise categories to better reflect the shopping preferences of our target customers. These merchandise categories reflect the rationalization of not only the product lines, but also the stock keeping units (“SKUs”) which will be supported by realigned staffing.
In addition to the initiatives discussed above, we intend to put in place a long-term replacement credit facility and to continue our search for a permanent CFO. We anticipate that the combined effect of these continuing initiatives should improve operating results and cash flows, strengthen the balance sheet and better enable the Company to meet the credit facility requirements.
Initiatives to Improve Enesco’s Cash Flow
Through September 30, 2005, the Company executed the following initiatives to improve cash flow. Beginning in the second quarter of 2005, we adjusted our seasonal ordering and Christmas shipping to better support customer demand. Rather than shipping seasonal products in April, May and June, we now “make to order” and spread the shipments and payment to our vendors during June through October. We will continue to receive cash per our December 1 retail payment terms. This reduces the seasonal inventory we have on hand and improves our cash flow. It also reduces the amount of inventory that retailers have to maintain in their stores. In addition, during the third quarter, we piloted a program to ship Christmas goods from a third-party warehouse in Asia directly to our U.S. customers. These strategies reduced the amount of time between when we must pay our vendors for the merchandise and shipments and when our customers must pay Enesco for their orders.
Also in the third quarter, we continued to sell off our excess and older product inventory at lower recovery rates. We also continued to aggressively turn our slow-moving inventory into cash. We anticipate continuing our aggressive liquidation of excess and older product inventory, which will create a more efficient inventory base from which to implement our planned initiatives for more effective inventory and logistics management.
The above inventory initiatives have combined to result in a reduction in our “days cost of sales in inventory” from 134 days at September 30, 2004 to 129 days at September 30, 2005.
We continued in the third quarter to strictly enforce our payment terms, such that we put delinquent customers on “accounts receivable hold,” which substantially stopped shipment to customers that were over 30 days past due. In addition, we implemented a change in our customer “everyday payment terms” from 90 down to 45 days. These initiatives have helped reduce our days sales outstanding in accounts receivable from 114 days at September 30, 2004 to 99 days at September 30, 2005. We anticipate that these initiatives also will have a positive impact on future cash flow.
Continued Restructuring Initiatives
Reduction in Salary Expenditures
Since our previous corporate overhead spending supported a different type of company than we are today, Enesco continues to take steps to reduce its salary expense. On September 29, 2005, we announced workforce redundancies in the U.K, from which we anticipate an annual cost savings of approximately $1.0 million. In our third quarter results, we recorded a charge of $0.6 million in severance costs related to this action. Also, on October 6, 2005, the Company announced salary expense reductions in the U.S. from which annual cost savings are expected to total approximately $0.7 million. These reductions in the U.S. are included in the cost savings of $34 million to $38 million previously announced as part of the Company’s Plan.
Keystone Reengagement
On August 29, 2005, we entered into a phase two engagement agreement with Keystone Consulting LLC (“Keystone”) to assist the Company with the implementation of the Plan. It is the Company’s intention to retain Keystone, as needed, through March 2006, and if appropriate, will amend the engagement agreement beyond that period for continued implementation of the Plan through 2006.
RESULTS OF OPERATIONS
Overview

Historically, during the third quarter of the year, the Company reports its largest quarterly revenues for the year as a majority of the seasonal business is shipped in the third quarter of the year. This is done to provide our customers with the time needed to display our products for the busy holiday retail season. The third quarter of 2005 was no exception, as sales for the quarter increased 61.1% from sales for the second quarter of 2005 and increased 31.9% versus the first quarter of 2005.
Net Revenue and Gross Profit
Net revenues in the third quarter 2005 of $79.2 million decreased $6.1 million, or 7.1%, from the third quarter 2004 level of $85.3 million. Revenues in the U.S. declined by $7.1 million. Our revenues from the sales of collectibles continued to decrease in the U.S. and accounted for $4.0 million of the decline, primarily due to PMI product sales. The stricter application of credit policies resulted in placing more orders on hold during the quarter as compared to the third quarter of 2004. Revenues for the quarter were impacted positively by $3.0 million from higher Disney product sales to our mass market and card and gift accounts. Our Heartwood Creek and Foundations product lines were slightly up for the quarter, yet not enough to offset revenue declines in most of our other product lines. International revenues rose $0.5 million primarily due to the $1.7 million in higher sales of distributed products from strategic partners, partially offset by a $1.4 million drop in sales of collectibles. Net revenues excluding PMI product sales and fees for the three months ended September 30, 2005 were down only 3.8% from comparable revenues for 2004.
Net revenues for the nine months ended September 30, 2005 of $188.5 million decreased $10.8 million, or 5.4%, from the same period in 2004. U.S. revenues declined by $18.1 million. Our collectibles revenues decreased $15.0 million due primarily to PMI product sales. Lower freight and royalty income related to a decline in revenues accounted for an additional $1.4 million of the U.S. shortfall. For the nine months ended September 30, 2005, net revenues from our Heartwood Creek line rose $2.4 million over the same period in 2004. The February 2004 acquisition of Gregg Gift added $1.0 million in additional revenues for the nine month period, and the net of other lines dropped $4.6 million due to general softness in the U.S. retail market. International revenues rose $7.3 million primarily due to $6.9 million from the Dartington acquisition, and $5.7 million in higher sales of distributed products from strategic partners, partially offset by a $3.6 million drop in sales of collectibles and generally lower gift sales. Net revenues excluding PMI product sales and fees for the nine months ended September 30, 2005 were up 0.5% from comparable revenues for 2004.
Gross profit in the third quarter of 2005 of $32.4 million decreased by $2.3 million, or 6.6%, from the prior year primarily due to lower sales volumes. The gross profit percentage increased to 40.9% for the current quarter from 40.7% for the third quarter of 2004. The margin percent was impacted positively by the favorable product mix in the U.S., U.K. and Canada, which more than offset the lower margin percent achieved on PMI product sales and fees. The gross margin percent excluding PMI revenues and costs increased to 43.3% for the three months ended September 30, 2005 compared to 41.6% for the same period in 2004, showing an improvement in the gross margin percent for the core Enesco products.
Gross profit for the nine months ended September 30, 2005 was down $18.0 million, or 21.3%, from the same period in 2004. The gross profit percentage dropped from 42.3% for the nine months 2004 to 35.2% this year. Excluding the impact of the loss on the PM Termination Agreement, the gross profit percentage for the nine months ended September 30, 2005 would be

39.3%. The decrease in the gross margin percent is due primarily to an increase in the level of closeout sales in the U.S. in 2005 as compared to 2004. The gross margin percent excluding PMI revenues and costs decreased to 40.3% for the nine months ended September 30, 2005 compared to 42.5% for the same period in 2004 due primarily to the high level of closeout sales.
Selling, General and Administrative Expenses (SG&A)
SG&A expenses in the third quarter of 2005 of $31.4 million decreased $1.6 million, or 5.0%, below the 2004 level. For the nine months ended September 30, 2005, SG&A costs of $99.2 million are up $7.2 million, or 7.8%, from the comparable prior year period. The following table details the items that had significant impact on changes in SG&A spending.

	Changes in SG&A from the Three Months
	and Nine Months ended September 30, 2004 to the
	Three Months	Nine Months
($ in millions)	Ended	Ended
	September	September
	30, 2005	30, 2005
Reduced salaries and benefit costs	$(3.4)	$(4.6)
Reduced spending on selling and marketing initiatives	(0.9)	(2.7)
Lower travel and entertainment	(0.4)	(1.2)
Lower commissions due to reduced sales volume	(0.4)	(1.1)
Higher bank fees	0.8	2.5
Accelerated depreciation on ERP system	—	3.7
Severance and plant closure costs	0.6	1.5
Increase in bad debt reserve	0.7	1.4
Incremental SG&A costs from the Dartington acquisition	0.4	3.3
Higher consulting fees	0.7	1.6
Higher audit fees	0.5	1.6
Higher legal fees	0.7	0.6
Other, net	(0.9)	0.6

	$(1.6)	$7.2

Operating Income (Loss)
The operating income for the quarter decreased to $1.0 million from $1.7 million in the prior year third quarter. The main contributors to this decrease in operating profit are lower gross profit of $2.3 million, primarily due to lower sales volume, which was only partially offset by a reduction in SG&A costs of $1.6 million.

For the nine months ended September 30, 2005, the operating loss increased $25.2 million to $32.9 million. The main contributors to this increased loss are lower gross profit of $18.0 million, primarily due to lower sales volume and the loss on the PM Termination Agreement of $7.7 million and increased SG&A costs of $7.2 million.
Interest and Other Income (Expense), Net
Interest expense for the quarter rose $0.3 million to $0.7 million due to higher borrowings and higher interest rates. For the nine months ended September 30, 2005, interest expense has increased $0.9 million to $1.5 million.
Provision for Income Tax Expense (Benefit)
For the quarter ended September 30, 2005, income tax expense was $2.4 million, comprised of a benefit from a domestic NOL of $0.4 million, offset by a deferred tax asset valuation allowance expense of $1.4 million, and a foreign tax expense related to operations of $1.4 million. For the quarter ended September 30, 2004, income tax expense was $0.2 million, which was comprised of a benefit from a domestic NOL of $1.5 million and a foreign tax expense related to operations of $1.7 million.
For the nine months ended September 30, 2005, income tax expense was $4.8 million, comprised of a domestic tax benefit of $0.1 million and a foreign tax expense of $4.9. The domestic tax benefit is comprised of a benefit from a NOL of $14.1 million, offset by a deferred tax asset valuation allowance expense of $15.1 million, and a benefit from the reversal of previously recorded tax reserves no longer required of $1.1 million. The net foreign tax expense is comprised of $2.1 million related to operations and a reserve established related to a potential audit assessment of $2.8 million. For the nine months ended September 30, 2004, the tax benefit was $3.8 million, which was comprised of a benefit from a domestic NOL of $6.7 million and a foreign tax expense related to operations of $2.9 million.
As of December 31, 2004, the Company was no longer able to rely upon the indefinite reversal criteria of the Accounting Principles Board (“APB”) Opinion No. 23 with respect to the reinvested earnings of certain of its foreign subsidiaries due to the anticipated guarantee in 2005 of the Company’s domestic debt by those subsidiaries, resulting in the recognition of a $17.6 million deferred tax liability and related tax expense. The debt guarantees were put into effect during August 2005 resulting in the recognition of deemed dividends from those subsidiaries for tax purposes under the United States Internal Revenue Code and the reversal of the $17.6 million deferred tax liability, which had no net impact on income tax expenses.
Management has not yet completed its evaluation of the tax implications of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Act”), and currently has no plan to make qualifying repatriations of foreign earnings under the Act. The deemed dividends noted in the paragraph above are not qualifying dividends under the provisions of the Act. It is not possible to estimate a range of the effect of any potential repatriations under the Act until a new credit facility is finalized. Subsequent to the completion of any new credit facility, management will complete its evaluation of the potential desirability of repatriations under the Act. It is possible that there may be no benefit to earnings repatriations under the Act due to the Company’s current year domestic NOL.

LIQUIDITY AND CAPITAL RESOURCES
Subject to our ability to either extend our existing credit facility and/or secure replacement financing by January 1, 2006, the Company believes that our current cash and cash equivalents, cash generated from operations and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. There are no assurances, however, of our ability to secure replacement financing of the senior revolving credit facility, which expires January 1, 2006, or that we will successfully negotiate more favorable covenants, obtain further waivers of future covenants or maintain sufficient loan advance rates on eligible collateral.
Liquid Assets
Cash and cash equivalents on September 30, 2005 were $4.1 million versus $14.6 million at December 31, 2004. Cash and cash equivalents are a function of cash flows from operating, investing and financing activities. We historically have satisfied capital requirements with borrowings and, in 2004, proceeds from the sale of property, plant and equipment. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and are generally greatest early in the fourth quarter and lowest early in the first quarter.
Cash Flows
The net cash used by operating activities is a function of our net loss, offset by non-cash expenses such as depreciation, and changes in working capital. Net cash used in operations totaled $33.2 million for the nine months ended September 30, 2005, relatively unchanged from the $33.7 million used in the same period last year. Non-cash expenses were $8.9 million higher in 2005 than in the same period in 2004, primarily due to the $7.7 loss on the PMI license termination. The non-cash expense increase also included depreciation and amortization charges of $6.7 million, which were $2.4 million higher than the comparable nine months last year, primarily due to accelerated depreciation charges of $3.7 million related to the enterprise resource planning (“ERP”) system migration. The first nine months of 2005 also included the non-cash recognition of $1.4 million of gain deferred from the December 2004 sale of the distribution center.
For the nine months ended September 30, 2005, changes in operating assets and liabilities used $8.0 million of cash, which was $26.5 million favorable to the same period last year, during which $34.5 million of cash was used. Accounts receivable increased $6.9 million during the nine months ended September 30, 2005, compared to an increase of $31.6 million for the 2004 period. The smaller increase in 2005 was due, in part, to lower revenues for the 2005 third quarter versus the 2004 third quarter, as well as to more favorable sales terms and stricter credit policy management.
We incurred a $7.7 million loss on the transfer of inventory related to the PM Termination Agreement in the second quarter of 2005. Net of this transfer, inventories decreased an additional $2.2 million during the first nine months of 2005, primarily due to warehouse order processing efficiencies, more timely procurement of Christmas merchandise and other products, and an increased level of close-out sales.

The net cash used by investing activities during the nine months ended September 30, 2005 of $1.2 million showed a decrease of $16.9 million compared to the same time period in 2004, during which the Company used $14.3 million for the acquisitions of Gregg Gift and Dartington. Additionally, the Company’s property, plant and equipment expenditures decreased from $3.8 million in the nine months ended September 30, 2004 compared to $2.0 million in the same 2005.
The net cash provided by financing activities through September 30, 2005 totaled $24.3 million versus $51.1 million for the same period in 2004. The decrease primarily was due to lower investing activities in 2005 versus 2004. The primary financing requirements in 2004 were the February 2004 acquisition of Gregg Gift, the July 2004 acquisition of Dartington and the funding of the cash used in operations.
For the nine months ending September 30, 2005 and 2004, we reclassified stock-based compensation expense from investing activities to operating activities in the Consolidated Statements of Cash Flows. The reclassification was $0.8 million for the nine months ended September 30, 2005 and $0.8 million for the nine months ended September 30, 2004.
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
On March 29, 2005, we entered into a sixth amendment to our existing U.S. credit facility, effective March 31, 2005, extending the term until January 1, 2006. The credit facility commitment ranged from $50.0 million to $70.0 million, based on our seasonal borrowing needs. The amendment also set certain financial covenants for 2005.
On July 7, 2005, we entered into an eighth amendment to our current U.S. credit facility. The eighth amendment added accounts receivable and inventory of N.C. Cameron & Sons Limited, our Canadian subsidiary, to the borrowing base under the credit facility and reduced the advance rate on inventory from 50% to 33% effective July 31, 2005. The fee of $1.75 million payable on the termination of the commitment under the credit facility was eliminated. The obligation to pay a fee of $0.7 million on June 30, 2005 was amended so that $0.35 million was payable on June 30, 2005 and the balance was payable on the earlier of July 29, 2005 and the date that liens are granted on the assets of the U.K. subsidiaries. On July 29, 2005, we paid the fee balance of $0.35 million.
As of August 31, 2005, we entered into a ninth amendment to our current U.S. credit facility. The ninth amendment reset the Company’s minimum EBITDA and capital expenditure covenants through the facility termination date, December 31, 2005, based on the Company’s reforecast and long-term partnership with Bank of America, as successor to Fleet National Bank, and

LaSalle Bank. The ninth amendment also added the accounts receivable and inventories of Enesco Limited, Enesco Holdings Limited and Bilston & Battersea Enamels Limited, and the accounts receivable of Enesco International (H.K.) Limited as eligible collateral to the borrowing base under the current credit facility. The ninth amendment also increased the current credit facility size to $75.0 million, rather than a variable size of $50.0 million to $70.0 million.
We are aggressively seeking replacement financing to pay off the current U.S. credit facility. There are no assurances that we will secure replacement financing of the U.S. senior revolving credit facility, which expires on January 1, 2006. Under a contemplated replacement facility, Enesco will be the borrower, and Enesco and our material domestic and foreign subsidiaries likely will be guarantors. In connection with closing on a replacement senior credit facility, we may need to obtain additional financing secured by, among other things, certain foreign inventory and receivable collateral from Canada, Hong Kong and the U.K., as well as certain real estate assets, in order to satisfy minimum excess availability conditions. Moreover, we anticipate that the proposed replacement facility will contain standard terms and conditions, and financial and other covenants including, without limitation, restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing our shares and paying dividends.
At September 30, 2005, we had total lines of credit providing for maximum borrowings of $82.5 million, $75.0 million of which was available under our current U.S. credit facility. Actual borrowings of $50.2 million and letters of credit and a customs bond of $5.7 million were outstanding at September 30, 2005. The net available borrowing capacity under our current U.S. credit facility based on eligible collateral as of September 25, 2005 (the most recent measurement date prior to September 30, 2005) was $24.3 million.
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement superseded APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. We are evaluating whether we will continue to provide share-based compensation and the impact that this new accounting standard will have on the results of our operations going forward.

In November 2004, the FASB issued FAS No. 151, Inventory Costs, which amended the guidance in Accounting Research Bulletin (“ARB”) No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). It also requires that the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. The standard will be effective for inventory costs incurred by Enesco beginning January 1, 2006. We do not anticipate that the implementation of FAS No. 151 will have a significant impact on the results of our operations going forward.
In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which provides additional guidance on conditional asset retirement obligations under FAS No. 143, Accounting for Asset Retirement Obligations. This standard is effective for fiscal years ended after December 15, 2005. We do not anticipate that the implementation of FAS No. 143 will have a significant impact on the results of our operations going forward.
In May 2005, the FASB issued FAS No. 154, which addresses the accounting and reporting for changes in accounting principles. FAS No. 154 replaces APB Opinion No. 20. APB Opinion No. 20 allowed a change in accounting principle to be accounted for generally as a cumulative effect adjustment in the current year’s financial statements. FAS No. 154 states that the change be reported retrospectively, and requires the following:
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
FAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. This Statement will be applicable for Enesco beginning in 2006.
NYSE Continued Listing Requirements
On September 8, 2005, we announced that the Company received notification from the New York Stock Exchange (“NYSE”) on September 1, 2005, that the Company was not in compliance with the NYSE’s continued listing standards. Enesco is considered “below criteria” by the NYSE because the Company’s total market capitalization was less than $75 million over a consecutive 30 trading-day period and its shareholders’ equity was less than $75 million. On October 14, 2005, the Company submitted a plan to the NYSE, demonstrating how it intends to comply with the continued listing standards within 18 months of the Company’s receipt of the notice. The NYSE may take up to 45 days to review and evaluate the plan after it is submitted. If the plan is accepted, the Company will be subject to quarterly monitoring for compliance by the NYSE. If the NYSE does not accept the plan or if the Company is unable to achieve compliance with the NYSE’s continued listing criteria through its implementation of the plan, the Company will be subject to NYSE trading suspension and delisting, at which time the Company would intend to apply to have its shares listed on another stock exchange or quotation system.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors foreign currency exposures and ensures that any hedge contract amounts do not exceed the amounts of the underlying exposures.
Enesco’s current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco may hedge these exposures by entering into various foreign exchange forward contracts. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by the Company under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and its principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and our principal financial officer concluded that, except as discussed below with respect to absence of appropriate levels of accounting personnel, the Company’s disclosure controls and procedures were effective as of September 30, 2005.
Changes in Internal Control over Financial Reporting
As reported in our Form 10-K for the year ended December 31, 2004, we identified certain significant deficiencies relating to internal control, which management believed needed to be corrected and as to which we have been and are in the process of remediating over the remainder of 2005. However, our efforts to remediate such deficiencies have been adversely impacted by the vacancies in our senior and junior financial accounting positions. Such vacancies have strained our resources devoted to internal control over financial reporting. For example, we identified a deficiency in our internal control with respect to the process for tracking inventory in transit, which is in the process of being resolved. In the third quarter, we have filled our key senior accounting position and are interviewing candidates to fill our Chief Financial Officer position and to fill other accounting vacancies. We expect to have most of these vacancies filled before the end of 2005. In addition, to help management address these internal control deficiencies, we have outsourced our internal audit function to Grant Thornton LLP.
Other than as discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We included in our Form 10-Q for the second fiscal quarter, 2005, notice that on July 29, 2005, we filed a Complaint against Department 56, Inc., Sunshine Productions, Inc., Kevin Knowles and Jim Shore Designs, Inc. in the United States District Court, Northern District of Illinois, Eastern Division. In summary, the Complaint, as against Jim Shore Designs, alleges breach of contract related to Enesco’s current license agreement with Jim Shore Designs, Inc., which license was filed with the SEC on Form 8-K, dated October 5, 2004. Enesco specifically alleges that Jim Shore Designs is breaching provisions relating to Enesco’s exclusivity under the current license agreement. With regard to Department 56, the Complaint alleges a violation of Section 43(a) of the Lanham Act. As against Sunshine Productions, Enesco alleges that Sunshine Productions interfered with Enesco’s contract with Jim Shore Designs. Finally, in the Complaint, Enesco alleges that Sunshine Productions and Kevin Knowles engaged in a civil conspiracy and induced an employee to breach her duty of loyalty to Enesco. We seek monetary and equitable relief in connection with the suit. Enesco plans vigorously to pursue adherence to its current license agreement, and does not seek to terminate its license agreement with Jim Shore Designs in the Complaint.
On August 15, 2005, we filed a motion for preliminary injunction against Department 56, Inc., based on our Amended Complaint in the United States District Court, Northern District of Illinois, Eastern Division. We are seeking preliminary injunctive relief relating to our claim that Department 56 has been unfairly competing through allegedly false and misleading statements and conduct. The Amended Complaint alleges that the actions of Department 56 violate federal unfair competition laws, as well as the Illinois Uniform Deceptive Trade Practices Act, and the Illinois Consumer Fraud and Deceptive Business Practices Act. We are vigorously pursuing adherence to our current license agreement with Jim Shore Designs, Inc., and we do not seek to terminate the license agreement in the amended complaint.
As part of their responsive pleadings, the defendants each filed counterclaims against Enesco. Jim Shore Designs, Inc. filed counterclaims alleging (a) tortious interference with the alleged license agreement between it and Sunshine Productions, Inc., (b) fraudulent inducement with respect to its license agreement with Enesco, and (c) various breaches by Enesco of the license agreement. Jim Shore Designs, Inc. also seeks a declaratory judgment that its license agreement with Enesco is limited to certain categories of goods and, accordingly, that Jim Shore Designs, Inc. has not breached the license agreement. Sunshine Productions, Inc.’s counterclaim also alleges tortious interference with the alleged license with Jim Shore Designs, Inc. and that Enesco has disparaged Sunshine Productions and competed unfairly. Department 56, Inc. alleges that Enesco has tortiously interfered with Department 56’s alleged agreement with Sunshine Productions, Inc.
Finally, in the ordinary course of Enesco’s business, various legal proceedings may be pending against Enesco and its subsidiaries from time to time. While we cannot predict the eventual outcome of these proceedings, we believe that none of the currently pending proceedings will have a material adverse impact upon Enesco’s consolidated financial statements.
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

10.8
Ninth Amendment to Second Amended and Restated Senior Revolving Credit Agreement dated August 31, 2005 by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A., filed (on September 1, 2005) as Exhibit 99.1 to registrant’s Current Report on Form 8-K, dated August 31, 2005, and hereby incorporated by reference.

10.9
Letter Amendment to Ninth Amendment to Second Amended and Restated Revolving Credit Agreement among Enesco Group, Inc., Bank of America, N.A. (formerly known as “Fleet National Bank”) and LaSalle Bank N.A., dated September 29, 2005.

31.1	Certification of Chief Executive Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Index — Description of Exhibit

31.2	Certification of Principal Financial Officer under Exchange Act Rules 13a-15e and 15d-15e pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENESCO GROUP, INC. (Registrant)
Date: November 9, 2005	By:	/s/ Cynthia Passmore-McLaughlin
Cynthia Passmore-McLaughlin
President and Chief Executive Officer

Date: November 9, 2005	By:	/s/ Anthony G. Testolin
Anthony G. Testolin
Chief Accounting Officer (principal financial officer)