Form 10-K
period 2005-12-31
ENESCO GROUP INC
filed 2006-04-03
CIK 93542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-1349

Enesco Group, Inc.
(Exact name of registrant as specified in its charter)

Illinois	04-1864170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Windsor Drive, Itasca, Illinois	60143
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(630) 875-5300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.125 per share, together with the Associated	New York Stock Exchange
Common Stock Purchase Rights (“Common Stock”)	Pacific Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.     Yes ☐     No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐     No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.     Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐     No ☑
      The aggregate market value of the common stock held by non-affiliates of the registrant was $43,432,686 on June 30, 2005. The number of shares outstanding of the registrant’s Common Stock as of March 15, 2006 was 14,920,479 shares.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

ENESCO GROUP, INC.

Forward-Looking Statements
      This report and other written reports and oral statements made from time to time by Enesco Group, Inc. and its subsidiaries (“Enesco”, “we” or “our”) and its management may contain cautionary or “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.
      These statements can be identified by the use of such words as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning, but these words are not the exclusive means of identifying such statements. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations, and the outcome of contingencies, such as legal proceedings and financial condition. Forward-looking statements give current expectations or forecasts of future events. They do not relate strictly to historical or current facts.
      Any or all of the forward-looking statements made in this report and in any other public statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that actual future results of operations may vary materially from forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual future results. Any forward-looking statement made in this report speaks only as of the date of such statement. We operate in a continually changing business environment and undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. However, you should consult any further disclosures we make on related subjects in Forms 10-Q, 8-K, 10-K or other reports filed with the Securities and Exchange Commission (SEC).
      It is not possible to predict or identify all factors that potentially could cause actual results to differ materially and adversely from expected and historical results. Such factors include, but are not limited to:
Operating Improvement Plan

•	Ability to implement Enesco’s comprehensive plan for operating improvement and to achieve its goals for cost savings and market share increases.

•	Ability to comply with the covenants in the existing U.S. credit facility and to enter into and comply with the covenants in new credit facilities to finance operational requirements at competitive costs and interest rates.
Business Environment

•	Day-to-day effects of current economic conditions and market fluctuations. This includes contributing factors, such as inflation, interest and foreign currency rate changes, which may create a positive or negative impact on operations.

•	Consumer interest in products is seasonal and may vary based on current market demand fluctuations and time of year.

•	Effects of terrorist activity, armed conflict and epidemics, possibly causing a business disruption in global economic activity, and changes in logistics and security arrangements. This is particularly significant with respect to our heavy reliance on external manufacturing facilities located in China.

•	Competitive activities, particularly those of our main competitors, which can significantly influence giftware prices and product demand.

•	The level of success of our new product introductions and those of our competitors will impact our competitive position.

•	Ability to maintain strategic alliance agreements, particularly with Jim Shore Designs, Inc., in the event Enesco experiences a change in control, including, but not limited to, a change in the President/CEO of Enesco.
Sales Environment

•	Ability to secure, maintain and renew licenses and contracts, particularly Jim Shore Designs, Inc., Disney and Priscilla Hillman (Cherished Teddies®), which are our top performers and make up approximately 30% of associated product line revenues.

•	Changes in the geographical mix of revenue for the U.S. and international, which will impact gross margin.

•	Ability to grow revenue in mass and niche market channels.

•	Mass retailers’ attempts at direct sourcing and determining the right product designs.

•	Sales and profitability, which can be affected by changes over time in consumer preferences from one type of product to another. This may create a shift in demand from products with higher margins to those with lower margins or to products we do not sell.

•	Success in implementing new credit standards and a new credit scoring system, and continuing to improve days sales outstanding.
Production, Procurement and Distribution

•	Ability to implement and execute supply chain distribution improvements and cost savings with a third-party logistics company using a new computer system.

•	Timing of customer orders, shipments to the U.S. from suppliers in China and other developing countries, and the ability to forecast and meet customer demands for products in a timely and cost-effective manner.

•	Ability to understand metrics to track and effectively manage manufacturing and supply chain lead times, which cause fluctuations in inventory levels and order fulfillment timeliness.

•	Changes in customs regulations, tariffs, freight and political climate, which can adversely affect results of operations.

•	Availability to source products due to changes in conditions that impact suppliers including environmental conditions, laws and regulations, litigation involving suppliers, transportation disruptions, force majeure events and/or business decisions made by suppliers, which could have an adverse impact on operating results.
Legal and Other

•	Risk of trademark and license infringements, and our ability to effectively enforce our rights.

•	Ability to comply with the continued listing standards of the NYSE.

•	The actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related allowances), liabilities, claims and tax assessments of undetermined merit and amount asserted against us for various legal matters and other items reflected in our Consolidated Financial Statements.

PART I

Item 1.	Business.
General
      Enesco Group, Inc. (“Enesco,” “we” or “our”) was organized in 1937 and is incorporated in Illinois. Our principal executive offices are located at 225 Windsor Drive, Itasca, Illinois 60143.
      We operate in a single industry segment, which designs, manufactures and markets a variety of licensed and proprietary branded giftware and home and garden décor products to retailers in the U.S., Canada and Europe.
      Enesco conducts business through its subsidiaries and affiliated corporations. Our subsidiaries are wholly owned (including their jurisdiction of incorporation) and, as of December 31, 2005, include: Enesco Limited (England), Enesco France S.A. (France), Enesco International Ltd. (Delaware), Enesco International (H.K.) Limited (Hong Kong), N.C. Cameron & Sons Limited (Canada), Enesco Holdings Limited (England), Stanley Home Produtos De Limpeza Ltda. (Brazil), and Gregg Manufacturing, Inc. (California). All subsidiaries currently are active, except for Stanley Home Produtos De Limpeza Ltda.
Business Developments
      In January 2006, Enesco entered into a new strategic alliance agreement with Jim Shore Designs, Inc. Under this agreement, Jim Shore Designs reaffirms and strengthens its commitment to Enesco, which, among other things, continues the relationship between Enesco and Jim Shore Designs three years from the effective date, November 23, 2005, through November 22, 2008, and through November 22, 2011 unless either party chooses not to renew. The strategic alliance agreement focuses on key gift and seasonal categories that have been very successful for Enesco and Jim Shore Designs.
      Near the end of the fourth quarter of 2005, Enesco began transitioning distribution and warehousing operations from our Elk Grove Village, Illinois (EGV) facility to a third-party logistics company which it believes will be a more cost-efficient approach in our supply chain. In November 2005, we signed a new five-year commitment with National Distribution Centers (NDC), an affiliate of NFI Industries, to provide warehousing and distribution services for our primary U.S. operations. NDC is operating a leased facility in the Indianapolis metropolitan area, of which Enesco occupies approximately 150,000 square feet. To account for the costs associated with this transition, we recorded a restructuring charge for severance costs of $0.2 million in the fourth quarter 2005. As the transition continues into 2006, we expect additional transition costs of approximately $0.5 million to be incurred in the first half of 2006. The EGV facility is scheduled to close in 2006. Employment levels at this facility were reduced by 87 positions in January 2006 and an additional 87 positions will be terminated in 2006 as business needs dictate.
      In September 2005, Enesco announced a comprehensive plan to improve our operating performance and establish a platform for gaining an increased share of the wholesale gift market in the U.S., Canada and Europe (the “Operating Improvement Plan”). This operating model will target gross margins in the range of 40% to 45% and an operating profit margin of 3% to 5% to be achieved in 2007. The Operating Improvement Plan centers around three key initiatives: rationalizing the product portfolio; reducing corporate overhead, general and administrative and marketing costs; and creating a more efficient and cost-effective distribution and warehousing model. As a result of the Operating Improvement Plan, which began in the fourth quarter of 2005 and will continue throughout 2006, we anticipate achieving pre-tax cost savings on an annualized basis in the range of $34 million to $38 million, anticipated to be fully realized in 2007. These cost savings include approximately $13 million in expenses that have been incurred for the termination of the PMI license agreement, bank penalty fees and accelerated depreciation related to the Enterprise Resource Planning (ERP) system.
      Enesco received notification from the New York Stock Exchange (NYSE) in September 2005 that it was not in compliance with the continued listing standards of the exchange. The NYSE considers Enesco “below criteria” because our market capitalization was less than $75 million over a consecutive 30-trading-

day period and shareholders’ equity was less than $75 million. On October 14, 2005, Enesco submitted a plan to the NYSE, demonstrating how it intends to comply with the NYSE’s continued listing standards within 18 months of receipt of their notice. On December 5, 2005, the NYSE accepted Enesco’s plan. Enesco common stock continues to be listed on the NYSE, subject to quarterly reviews by the NYSE Listings and Compliance Committee to ensure progress against our plan.
      During the second quarter of 2005, we terminated our license agreement, effective July 1, 2005 with Precious Moments, Inc. (PMI) to sell Precious Moments® licensed products. On July 1, 2005, we began operating under an agreement to provide PMI with transitional services related to its licensed inventory through December 31, 2006. As of December 31, 2005, however, PMI exercised its option to bring these services in-house. The termination of the PMI license agreement had a negative impact on sales and operating profit in 2005, but is expected to have a positive impact on earnings and cash flows in 2006 and 2007, due to the elimination of the $15.0 million annual minimum royalty payment. The net savings in 2005 on royalty costs is $11.0 million due to the reduction of the $15.0 million annual minimum royalty to $4.0 million. The total net inventory transferred to PMI under this agreement was $7.7 million, which did not include inventory owned by our wholly owned subsidiary, N.C. Cameron & Sons. Under a separate agreement, N.C. Cameron & Sons agreed to continue to distribute Precious Moments® product in Canada. N.C. Cameron & Sons’ revenues from the sale of Precious Moments® products totaled $3.0 million and $2.6 million for the years ended December 31, 2005 and 2004, respectively.
      In April 2005, the Lilliput Lanetm manufacturing facility in Workington, U.K. was closed, and its operations were consolidated into the Penrith, England manufacturing plant. The closure resulted in a headcount reduction of 55 employees, with a one-time cost of $0.9 million and expected annualized savings of $1.5 million. The Workington plant was sold in September 2005 for $0.8 million, an amount approximating its net book value less ordinary disposal costs.
      In July 2004, Enesco Limited acquired certain assets of Dartington Crystal Limited (Dartington) for $7.0 million. Total goodwill recorded on this acquisition was $1.2 million. Based in the U.K., Dartington is a designer and manufacturer of a full range of uncut crystal products, such as glassware, bowls, vases, candleholders and giftware. In the fourth quarter of 2005, we performed our first annual impairment analysis on the Dartington goodwill, and concluded that impairment existed at December 31, 2005. A complete write-off of the Dartington goodwill balance as of November 30, 2005 of $1.1 million was recorded in the fourth quarter ending December 31, 2005. In the fourth quarter of 2005, following a review of our product strategy, a decision was made that glassware is not a strategic fit for Enesco. We therefore began to actively market the sale of the Dartington operation at that time.
      In February 2004, we acquired Gregg Gift Manufacturing, Inc. (Gregg Gift) for $7.3 million. The total goodwill recorded for this acquisition was $5.3 million. Based in the U.S., Gregg Gift is a supplier and distributor of inspirational giftware, including book covers, organizers, tote bags, and garden and home décor accessories. During the fourth quarter of 2005, we began to integrate Gregg Gift’s marketing and brand management into Enesco’s inspirational merchandise category.
      Bilston & Battersea Enamels, plc (B&B), a manufacturer and distributor of giftware, home accessories and related products, including high quality, hand-decorated enamels and sculptural boxes sold under certain Halcyon Days® brands, was acquired by Enesco in April 2003. Enesco paid approximately $4.4 million in cash ($3.7 million net of acquired cash), which resulted in $2.9 million of recorded goodwill related to the purchase. In 2004 and in early 2005, certain administrative functions of B&B were integrated into Enesco Limited, resulting in annualized savings of approximately $0.7 million in 2005.
      Additional information on the above general business development matters is set forth in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” of this Form 10-K.

Description of Business
      Enesco is a world leader in the design, manufacturing and marketing of licensed and proprietary branded giftware, and home and garden décor products to a variety of specialty gift, home décor, mass-market and direct mail retailers. We primarily serve markets in the U.S., Canada and Europe.
      Enesco’s product lines include some of the world’s most recognizable brands, including Bratztm, Border Fine Artstm, Cherished Teddies®, Halcyon Days®, Heartwood Creektm by Jim Shore, Lilliput Lanetm, Nickelodeon®, Pooh & Friends®, Walt Disney Classics Collections® and Disney®, among others.
      Products include diverse lines of accent furniture, wall décor, garden accessories, frames, desk accessories, figurines, cottages, musicals, music boxes, ornaments, waterballs, candles, tableware, general home accessories and resin figures.
Products

Enesco’s giftware, and home and garden décor products fall under three main categories:

•	Proprietary Designs

Enesco offers a line of proprietary branded products that are designed by Enesco’s in-house creative group and certain contracted third-party artists. Our proprietary designs product lines in 2005 included:

• Blooming Wildtm	• Dartington Crystal®	• Growing Up Birthday Girls®
• Border Fine Artstm	• Foundations®	• Lilliput Lanetm
• Circle of Lovetm	• Gregg Gifttm

•	Licensed Brands

Enesco obtains brand name licenses to develop product formats that primarily are sold to mass-market and specialty gift retailers in the U.S. Our licensed product lines in 2005 included:

• Bratztm	• Halcyon Days®	• Pooh & Friends®
• Cherished Teddies®	• Heartwood Creektm by Jim Shore	• Precious Moments®
• Children of the Inner Light®	• My Little Kitchen Fairies tm	• Rudolph the Red-Nosed Reindeer®
• John Deere®	• Marvel®	• Walt Disney Classics Collection®
• Disney®	• NASCAR®
• Mary Engelbreittm	• Nickelodeon®

•	Third-Party Distribution

Enesco has third-party distribution agreements that allow us to sell other manufacturers’ product lines in our core channels of distribution. These strategic alliances expand the breadth of our product offerings, while minimizing product development costs. In 2005, we had third-party distribution agreements with the following:

• About Face Designs	• Demdaco	• Lenox
• Artline	• Franz Porcelain	• Publications International
      Our product lines consist of approximately 23,000 stock-keeping units (SKUs) worldwide, including approximately 4,000 sold in the U.S. Each year, Enesco undertakes a comprehensive review of all products being sold and developed. Using an analysis based on profitability and management judgment, Enesco discontinues certain SKUs from its product lines where the potential for consumer demand is low.
      During the fourth quarter of 2005, as part of our Operating Improvement Plan, we initiated a rationalization of our U.S. product portfolio and found that as our product lines have proliferated, certain unproductive product lines remained. By the end of 2005, we reduced the number of overall product lines in the U.S. by more than 70%, from 170 to approximately 50, retaining only those lines that met our minimum sales threshold and margin criteria. As a result, we plan to close out the discontinued products throughout 2006 and reduce our inventory levels by approximately $11 million in 2006.
      Our continuing product lines are giftable items within four merchandise categories; decorative gift, inspirational, brand enthusiast and occasion-based. We believe that these merchandise categories elicit strong and sustainable market demand and profitability, and leverage our core distribution base. The top 10 product lines in 2005 by merchandise category include: Heartwood Creektm by Jim Shore and My Little Kitchen Fairiestm in the decorative gift merchandise category; Foundations® and Gregg Gifttm in the inspirational category; Disney, Cherished Teddies® and Rudolph the Red-Nosed Reindeer® in the brand enthusiast category; and Circle of Lovetm, Growing Up Birthday Girls® and Children of the Inner Light® in the occasion-based merchandise category. These continuing product lines, in total, represent approximately 80% of our U.S. net sales in 2005, excluding Precious Moments® product sales.

Significant Products
      Our most popular product line is Heartwood Creektm by Jim Shore. This line accounted for approximately $39.6 million, or 16% of our consolidated net revenues in 2005, compared to $35.6 million, or 13% in 2004. This is the fourth consecutive year of increased revenues from this product line. Precious Moments® product revenues accounted for approximately $32.5 million, or 13% of 2005 consolidated net revenues compared to $55.7 million, or 21% in 2004. Of the $23.2 million decrease in Precious Moments® product revenues in 2005, $6.3 million occurred in the six months ended June 30, 2005, as compared to revenues for the first six months of 2004. The remaining decrease of $16.9 million, which occurred over the last six months in 2005, resulted from our termination of the PMI license agreement effective June 30, 2005. (See Note 11 of the “Notes to Consolidated Financial Statements” of this Form 10-K.)
      Heartwood Creektm by Jim Shore and Precious Moments® product lines accounted for 10% or more of our consolidated net revenue in 2005, 2004 and 2003, as shown below:

	2005	2004	2003

Heartwood Creektm by Jim Shore	16%	13%	5%
Precious Moments®	13%	21%	32%
      No other product lines or brands accounted for more than 10% of consolidated net revenue in the last three years.

Principal Markets
      Enesco has a presence and competes in three major geographical markets that include the U.S., Canada and Europe (primarily the U.K., France and Germany). The U.S. market accounted for approximately 55% of our consolidated net revenues in 2005 while Europe accounted for 32%, Canada for 11% and various other countries for 2%. Management expects this geographic mix to remain at these approximate proportions in 2006.

Product Sourcing
      Enesco’s product lines are manufactured by independent vendors in the Far East and in the Philippines, Indonesia, Thailand and Europe. Enesco International (H.K.) Limited in Hong Kong provides the overall management of the sourcing and production from our manufacturers in the Far East. Enesco Limited’s U.K. manufacturing plants supply in part the Lilliput Lanetm, Border Fine Artstm, Halcyon Days® and Dartington product lines. During 2005, we closed our Lilliput Lanetm Workington facility in the U.K. and consolidated its operations into our Penrith plant. The Workington plant was then sold in September 2005.

      The majority of Enesco products are manufactured through third-party vendors in Asia and have suggested retail prices ranging between $5 and $500. During 2005, Enesco’s purchases from its three largest contract manufacturers accounted for approximately 15%, 11% and 9%, respectively, of its total purchases. During 2005, approximately 70% of Enesco’s total product purchases came from manufacturing sources located in the People’s Republic of China, which enjoys most-favored nation trade status with the U.S. Other U.S. products primarily are purchased from Taiwan, Thailand, Germany and Japan, none of which provide more than 10% of our purchase requirements.
      Our ability to import products and thereby satisfy customer orders is affected by the availability of, and demand for, quality production capacity abroad. Enesco competes with other importers of specialty giftware products for the limited number of foreign manufacturing sources that can produce detailed, high-quality products at affordable prices. Foreign manufacturing and procurement of imports is subject to the following inherent risks: labor, economic and political instability; cost and capacity fluctuations and delays in transportation, dockage and materials handling; restrictive actions by governments; nationalizations; the laws and policies of the U.S. affecting importation of goods (including duties, quotas and taxes); foreign currency fluctuations, and tax laws. Moreover, we cannot predict what relevant political, legal or regulatory changes may occur, or the type or amount of any financial impact on Enesco such changes may have in the future.
      Enesco is dependent upon its ability to continue to conduct business with vendors located in China, which is subject to political uncertainties, the financial impact of which we are unable to estimate. To the extent China may have its exports or transaction of business with U.S. persons subject to political retaliation, the cost of imports from China could increase significantly and/or the ability to import goods may be impaired materially. In such an event, there could be a material adverse effect on Enesco until alternative arrangements for the manufacture of our products are obtained on economic, production and operational terms at least as favorable as those currently in effect.
      Our Vendor Certification Program requires all manufacturing sources, whether affiliates or contract manufacturers, to agree to, and comply with, quality compliance and labor standards established and enforced by Enesco and certain of its licensors.
      Enesco is certified by the Office of U.S. Customs and Border Protection as a member of the Customs Trade Partnership Against Terrorism (CTPAT). The Department of Homeland Security instituted CTPAT as a means to identify low risk importers and allow the free flow of goods even under heightened security conditions. Enesco’s certification is strategically important since it may reduce the risk of significant delays in the importation of our products. Also, our certification will permit us to become, or continue to be, a vendor for certain U.S. customers who require CTPAT certification as a condition to conducting business.
Marketing and Sales
      Enesco markets its product lines primarily through retail promotions, tradeshows, and private shows held in major U.S. and foreign cities, as well as through catalogs, collector clubs, trade advertising and the Enesco website. In 2005, our primary marketing focus was brand building for Enesco’s proprietary product lines, such as Foundations® and Gregg Gifttm, and for Enesco’s licensed brands, such as Heartwood Creektm by Jim Shore and Disney related licenses. Each of these product lines experienced revenue growth in 2005 compared to 2004 as shown in the chart below:

	2005	2004	% Increase
($ in millions)
Foundations®	$5.6	$4.8	17%
Gregg Gifttm	7.6	7.2	6%
Heartwood Creektm by Jim Shore	39.6	35.6	11%
Disney related licenses	20.6	19.4	6%

      Our product lines are displayed in our leased showrooms located in the U.S., Canada, England, France and Hong Kong. During the fourth quarter of 2005, we implemented a consolidation strategy for all of our non-essential U.S. showroom locations. This strategy focuses on growing the major market showrooms in Atlanta, Dallas and Los Angeles on a year-round basis. As a result of this consolidation, we negotiated lease buyouts with the landlords of the remaining showrooms that we do not want to occupy on a year round basis. The impact of terminating these showroom leases resulted in a restructuring charge of approximately $0.9 million in the fourth quarter of 2005. The showroom consolidation strategy is expected to result in annual savings of approximately $2.0 million.
      Our collectible brand enthusiast product lines are primarily marketed through collector club programs where, for a non-refundable annual fee, consumers may subscribe for exclusive product offerings and newsletters as a member of one of our collector clubs. New items and limited edition pieces are introduced annually to consumers. Every year, a number of existing pieces are retired from these collectible lines to allow for new introductions and to keep each line balanced based on consumer demand. As of December 31, 2005, Enesco had approximately 108,000 active members in its clubs, an 18% decrease from 2004 membership levels, excluding the impact of the July 1, 2005 transfer of Precious Moments® collector club memberships to PMI as part of our license termination agreement. We believe that the overall reduction in collector club memberships is due to the declining market interest in, and demand for, collectible products.
      During the first quarter of 2005, Enesco restructured its U.S. marketing and sales organization areas to enhance the effectiveness of these critical functions and to organize its sales personnel based on whether their customers utilize centralized buying (headquarters-based buying) versus buying on an individual retail outlet basis. As a result, we consolidated our former multiple channel marketing structure into one simplified and focused marketing organization. We organized our sales function under two umbrellas: field sales and headquarters sales. Our field sales group focuses on independent store buying and is comprised of approximately 100 field account executives based throughout the U.S and approximately 15 inside sales account executives who work with their field counterparts. Our headquarters sales group utilizes a team of national account executives and customer service specialists to manage the larger, national and mass-market accounts.
      Our operations in the U.K., Canada and France each have their own employee sales organizations. Enesco also sells its products through distributors in approximately 25 countries around the world.
Methods of Distribution
      In order to serve customers throughout the U.S., product is shipped from our overseas vendors to Enesco’s warehouse and distribution facility, which is located in Elk Grove Village. In November 2005, we announced the transition of our primary U.S. distribution and warehousing operations to National Distribution Centers (NDC), a third-party logistics company. NDC is operating a leased facility in the Indianapolis metropolitan area, of which our products occupy approximately 150,000 square feet. As part of Enesco’s Operating Improvement Plan, we believe that outsourcing our distribution and warehousing operations to a third-party logistics provider will enable us to improve supply chain efficiencies, improve customer service, consolidate our U.S. distribution operations, improve financial performance and build on our core strengths of new product development and sales.
      We began moving all inventory related to our continuing product lines to the NDC facility during late December 2005 in conjunction with the timing of our normal annual physical inventory count. NDC began shipping product to our customers from its facility in January 2006. Our discontinued product lines will continue to be distributed to customers from the EGV distribution facility through 2006.
      Enesco also uses third-party warehouse and distribution facilities in Fort Mills, South Carolina, to handle the distribution of certain products to mass merchants, China, to handle large seasonal orders, and Fenton, Missouri, to handle warehouse and distribution of the Walt Disney Classics Collection® in the U.S. Shipments from Enesco to its customers are handled by United Parcel Service and other commercial carriers. As a result, we are not dependent on a single carrier and we have several alternatives if one carrier is unable to handle our shipments.
      Our subsidiaries in Canada and the U.K. have distribution facilities to service their operations. Enesco Limited’s main distribution facility is located in Carlisle, England. Enesco Limited also utilizes small distribution facilities in Bilston, England for the Halcyon Days® product line and in Torrington, England for the Dartington line.
Trademarks and Other Intellectual Property
      Enesco continuously enters into and renews license agreements relating to trademarks, copyrights, designs and products, which enable us to market new items compatible with our existing product lines, to refresh our product offerings for changing consumer preferences, and to reduce the risk of dependency on one line. Enesco’s licenses are either non-exclusive or exclusive for specific products in specified channels and territories. Royalties are paid on licensed items and, in some cases, advance royalties or minimum guarantees are required by agreements.
      Protection of all of Enesco’s intellectual property, whether owned or licensed, is important to our business. Enesco maintains an aggressive and visible program to identify and challenge companies and individuals worldwide who infringe upon its registered trademarks and copyrighted designs.
      Enesco owns approximately 300 trademark registrations. The registrations for Enesco’s trademarks are maintained and renewed provided that the trademarks are still in use for the goods covered by such registration. Enesco historically has renewed its registered trademarks and expects to continue to renew them as business needs require.
Seasonality
      Consumer interest in our home and garden décor and everyday gift products is seasonal and may vary based on current market demand fluctuations and time of the year. Enesco also produces specially designed product for holiday seasons and gift-giving occasions, including Christmas, Valentine’s Day, Easter, Mother’s Day, Father’s Day, Halloween and Thanksgiving. Quarterly revenues are influenced by the shipment of seasonal merchandise. Historically, revenues peak in the third quarter of each year as merchandise is typically shipped during that time in preparation for the Christmas shopping season.
Working Capital
      Enesco attempts to minimize its inventory levels by shortening the period of time from when a product is conceptualized to when it is delivered to our customers. Generally, a product is designed, sculpted, manufactured and marketed to our current or perspective retailers before Enesco begins shipping the product to customers. Since the majority of our products are manufactured through third-party vendors in China and Thailand, with an inherent delayed fulfillment time, it is necessary for us to maintain minimum daily inventory levels to satisfy the needs of our customers.
      In 2005, we adjusted our ordering and shipping policies for our seasonal and Christmas products. Rather than shipping seasonal products in April, May and June, we now make products to order, and spread the shipment to our retail customers and payments to our vendors from June through October. Also in 2005, we began shipping products directly to our customers from a third-party logistics provider in China in order to reduce our distribution costs and inventory levels.
      In 2005, we implemented a change in our customer everyday payment terms, from 90 days down to 45 days. These initiatives have helped to reduce our days sales outstanding in accounts receivable, from 92 days at December 31, 2004 to 69 days at December 31, 2005. Depending on sales volume and distribution requirements, Enesco offers its retail customers various extended payment terms and special programs. These programs provide retailers the opportunity to sell products prior to paying Enesco. We believe our general terms of sale are competitive in the giftware industry.

Customers
      Enesco has over 44,000 customers worldwide. Our core customer base includes independent gift retailers, national gift chains, mass merchants, military post exchanges, club warehouses, home television shopping networks, florists, hospital gift shops, home décor chains and independents, garden stores, jewelry and department stores, and catalog retailers. Some of our major customers during 2005 included: Avon Products, Inc., Carlton Cards Retail, Inc., Hallmark Specialty Retail Group, John Lewis Plc., Kirlin’s, Kohl’s Department Stores, Robinson May, QVC Network, Target, Signet Group, Walgreens Company and Wal-Mart Stores, Inc. No single account represented more than 3% of 2005 consolidated net revenues.
      We compete with other designers, manufacturers and distributors of giftware, and home and garden décor to generally target consumers with discretionary income, the amount of which is sensitive to economic shifts.
Open Orders
      At December 31, 2005, Enesco had net open orders of approximately $10.4 million, a 62% decrease over the December 31, 2004 level of approximately $26.2 million. The December 31, 2004 amount was unusually large due to distribution disruptions in 2004 as a result of the difficulties we encountered with our Enterprise Resource Planning (ERP) system. The December 31, 2005 net open orders do not include orders for Precious Moments® products due to the termination of our license agreement with PMI. It is standard practice in the giftware industry, however, that orders are subject to amendment or cancellation prior to shipment for various reasons, including credit considerations and product availability. Due to the many external factors that can impact the status of unshipped orders at any particular time, the comparison of backlog in any given year with those at the same date in a prior year is not necessarily indicative of prospective sales results in future years.
Competition
      Competition in the giftware and home and garden décor industry is highly fragmented among a number of companies and product categories. The principal factors affecting success in the marketplace include originality of product design, quality, price, sales coverage, marketing ability, logistics and sourcing. The ability to obtain and renew license agreements for products also is significant.
      Enesco competes with domestic and international companies in the industry, such as Hallmark Cards, Inc., Lenox Group, Inc., Roman, Inc., Lladro Commercial S.A., The Boyds Collection, Ltd. and Russ Berrie and Company, Inc., among others. No one competitor is dominant in the industry.
      We believe that Enesco’s competitive strengths include our core and well-established distribution base, our extensive knowledge of the marketplace and its demands, our domestic and international employee-based sales force, our ability to secure licenses with popular and established brands, our ability to bring innovative and trend-driven products to the market quickly, our focus on giftable product categories, and the market demand for our proprietary designs, as well as the strength of our supplier relationships. Many of our competitors, however, may have greater financial, marketing, distribution and other resources than Enesco.
Design and Development
      Enesco’s in-house creative group provides continuous product design and development of certain of our products. This group’s responsibilities include all creative aspects from concept to prototype, design and enhancement of products. Design and development costs expensed are approximately 1% of sales.
Environmental
      Enesco is subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous material. Compliance with current laws and regulations has not had and is not expected to have a material adverse effect on our financial condition. It is possible, however, that environmental issues may arise in the future that Enesco currently cannot predict.
Employees and Related Matters
      As of December 31, 2005, Enesco employed 1,182 employees worldwide, 454 of whom work in our U.S. facilities and 728 in our international facilities.
      In the first three quarters of 2005, we implemented several corporate downsizings, which resulted in the termination of 178 employees in our U.S facilities and 83 in our international facilities. In the fourth quarter of 2005, as part of our Operating Improvement Plan initiative to reduce corporate overhead, general and administrative and marketing costs, we eliminated an additional 19 positions in the U.S. and 18 internationally. As announced in the fourth quarter of 2005, the EGV warehouse and distribution facility will close in 2006 as a result of our transition of domestic warehousing and distribution functions to a third-party logistics provider. Employment levels at the EGV facility were reduced by 87 positions in January 2006 and an additional 87 positions will be terminated in 2006 as business needs dictate. Enesco continues to monitor employee-related expenses to identify opportunities based on business operating plans.
      Enesco’s EGV warehouse personnel are represented by Local Union No. 781 of the International Brotherhood of Teamsters under a contract that expires on June 30, 2007, and includes 144 union member employees. Employees at our Dartington factory are represented by the General Municipal and Boilermakers Union in the U.K. under a contract that expires on December 31, 2006. During 2005, Enesco did not incur any work stoppages. We believe that our labor relations are good.
Financial Information about Geographic Areas
      Information required by this item is set forth in Note 5 of the “Notes to Consolidated Financial Statements” of this Form 10-K.
Available Information
      Enesco makes available, without charge, copies of its Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, any amendments to those reports and any other of its reports filed with or furnished to the SEC on or through the Investor Relations section of our website, www.enesco.com, as soon as reasonably practicable after they are filed. You may request a paper copy of materials Enesco files with the SEC by writing to Investor Relations, 225 Windsor Drive, Itasca, Illinois 60143 or calling Enesco at (630) 875-5300.
      In addition, the following policies and corporate governance documents are available at the Investor Relations section of our website: Enesco Corporate Governance Guidelines, Standards of Business Conduct and Ethics, applicable to all directors and employees, Audit Committee Charter, Human Resource and Compensation Committee Charter, and Nominating and Governance Committee Charter. Paper copies of these documents also are available, free of charge, by calling (630) 875-5300 or by sending a request in writing to Investor Relations, 225 Windsor Drive, Itasca, Illinois 60143.
      You may read and copy materials Enesco files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC also are available to you on the SEC’s Internet web site at www.sec.gov.
      Information on our website is not incorporated into this Form 10-K or Enesco’s other securities filings and is not a part of them.

Item 1A.	Risk Factors
      The ownership of our common stock involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this

Form 10-K before deciding whether to invest in our securities. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.

We have had a history of losses and may not be profitable in the future.
      We have had a history of losses. We had a net loss of $54.0 million in 2005 and a net loss of $45.2 million in 2004. We are in the process of restructuring our operations, including the recently completed upgrading of our information systems, exiting the Precious Moments® business, reducing SG&A costs, and improving our cash flow management. However, we cannot assure that these efforts will result in our return to profitability. Even if we are able to generate a profit in the future, we may not be able to increase our profits from quarter to quarter. If we are unable to achieve and maintain profitability, the price of our common stock may decline.

Our failure to successfully refinance or amend our current credit facility could cause us to incur significant additional bank fees and would impair our ability to conduct our normal business operations.
      On December 21, 2005, we entered into the tenth amendment to our credit facility. This amendment provides for penalty fees if we are unable to pay the outstanding loans and letters of credit under our credit facility prior to certain dates in 2006. In addition, the credit facility requires us to maintain specified financial ratios, and our failure to maintain these ratios would constitute an event of default under the credit facility.
      On March 31, 2006, we entered into the eleventh amendment to our existing credit facility. This amendment reset each of Enesco’s 2006 cumulative minimum monthly EBITDA covenants effective January 30, 2006 based on our reforecast. This amendment also reduces the credit facility commitments from $75 million to $70 million and accelerates by one month, the tenth amendment fees. While we have been able to renegotiate these ratios and obtain waivers of specific covenant violations in the past, we cannot assure that we would be able to continue to do so in the future.
      We have entered into a commitment letter with LaSalle Business Credit, LLC, an affiliate of one of the lenders under our existing credit facility, to enter into a new $75 million credit facility. This commitment letter initially expired on January 31, 2006 but has been extended monthly through April 30, 2006. However, there can be no assurance that we will be successful in doing so on commercially reasonable terms, or at all. Our failure to refinance our existing credit facility or enter into a new credit facility could severely restrict our ability to carry out our normal business operations, and as a result we may be forced to sell assets, reorganize under an appropriate bankruptcy provision, or liquidate certain strategically selected assets.

Our failure to generate sufficient cash to meet our liquidity needs may affect our ability to service our indebtedness and grow our business.
      Our ability to make payments on and to refinance our indebtedness, amounts borrowed under our senior credit facility, and to fund any capital expenditures we may make in the future, if any, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.
      Subject to our ability to either extend our existing credit facility and/or secure replacement financing by January 1, 2007, we believe our cash flow from operations, together with available cash and available borrowings under our credit facility, will be adequate to meet future liquidity needs. However, we cannot assure you that our business will generate sufficient cash flow from operations in the future that our currently anticipated long-term growth in revenues and cash flow will be realized on schedule or in an amount sufficient to enable us to service indebtedness, or that future borrowings will be available to us under the senior credit facility. We may need to refinance all or a portion of our indebtedness, including our credit facility, on or before maturity. There can be no assurance that we will be able to do so on commercially reasonable terms or at all.
Our existing credit facility contains, and any new credit facility will most likely contain, various covenants which limit our management’s discretion in the operation of our business and the failure to comply with such covenants could have a material adverse effect on our business, financial condition and results of operations.
      Our credit facility contains various provisions that limit our management’s discretion by restricting our ability to, among other things:

•	incur additional indebtedness;

•	pay dividends or distributions on, or redeem or repurchase, our common stock;

•	make investments;

•	incur liens;

•	transfer or sell assets; and

•	consolidate, merge, or transfer all or substantially all of our assets.
      We anticipate that we will be required by lenders to agree to a change in control default covenant in our replacement credit facility if our CEO and President were to resign. Any failure to comply with the restrictions of our credit facility or any other subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies.

Our indebtedness imposes constraints and requirements on our business and financial performance and our compliance and performance in relationship to these could materially adversely affect our financial condition and operations.
      We have a significant amount of indebtedness. Our significant indebtedness could:

•	require us to dedicate a significant portion of our cash flows from operations to payments on our indebtedness, including penalties, which would reduce the availability of this cash to fund working capital, expansion of our business, and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to obtain additional funds.

We have received a delisting notice from the New York Stock Exchange, and if we are unable to comply with the conditions of our plan to meet the continued listing standards, we will be delisted, which would result in decreased liquidity and increased volatility for our common stock.
      We received notification from the New York Stock Exchange on September 1, 2005 that we are not in compliance with the NYSE’s continued listing standards. As a result, we submitted a plan to the NYSE demonstrating how we intend to comply with these standards over the next 18 months and are subject to quarterly monitoring for compliance with these standards. If we are unable to meet the criteria and are delisted, we may be unable to have our common stock listed on Nasdaq because of minimum stock price and other listing requirements and, as a result, we would likely have our common stock quoted on the Over-the-Counter Bulletin Board, or the OTC BB, which would also require us to delist our common stock from the Pacific Stock Exchange. Securities that trade on the OTC BB generally have less liquidity and greater volatility than securities that trade on the NYSE and Nasdaq. In addition, because issuers whose securities trade on the OTC BB are not subject to the corporate governance and other standards imposed by the NYSE and Nasdaq, our reputation may suffer, which could result in a decrease in the trading price of our shares.
The market price of our common stock has historically fluctuated and is likely to fluctuate in the future.
      The price of our common stock has fluctuated widely. For example, in 2005, the lowest price for our common stock was $1.12 and the highest price for our common stock was $8.70. The market price of our common stock can fluctuate significantly for many reasons, including, but not limited to:

•	our ability to successfully obtain replacement financing;

•	the success of our efforts to reorganize our operations;

•	our financial performance;

•	our ability to maintain our listing on the NYSE;

•	our ability to successfully introduce new products and the popularity of our existing products;

•	acquisitions, strategic alliances or joint ventures involving us or our competitors;

•	decisions by investors to de-emphasize investment categories, groups or strategies that include our company or industry; and

•	market conditions in the industry, the financial markets, and the economy as a whole.
      It is likely that our operating results in one or more future quarters may be below the expectations of security analysts and investors. In that event, the trading price of our common stock would likely decline. In addition to fluctuations in the market price of our common stock, the stock market has experienced extreme price and volume fluctuations. These market fluctuations can be unrelated to the operating performance of particular companies. Future sales of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. Additionally, future stock price volatility for our common stock could provoke the initiation of securities litigation, which may divert substantial management resources and have an adverse effect on our business, operating results and financial condition.

If we undergo a change in control, including the resignation or termination of our CEO and President, we may be unable to maintain our strategic alliance with Jim Shore Designs, Inc.
      Our strategic alliance agreement with Jim Shore Designs, Inc. focuses on key gift and seasonal categories that have been very successful for us. This agreement continues through November 22, 2008, and will be extended an additional three years, unless either party decides not to renew. However, if we undergo a “change in control,” which is defined in the agreement as including a change in the CEO and President positions, both of which are held by Cynthia Passmore, Jim Shore Designs, Inc. would be able to terminate the agreement. If the agreement were terminated, we would lose one of our most successful and growing product lines, which would have a material adverse effect on our business, financial condition and results of operations.

We are highly dependent upon the ability of our senior management and Keystone Consulting Group to effectively run our operations.
      We have been experiencing changes in our senior management team. For instance, we appointed a Chief Financial Officer in January 2005 who resigned in July 2005. We then appointed a Chief Accounting Officer to handle these functions. In addition, we have eliminated the position of Chief Operating Officer as part of our downsizing efforts. In connection with the development and implementation of our Operating Improvement Plan, we have engaged Keystone Consulting Group (Keystone), a restructuring advisor. Our engagement letter with Keystone is cancelable by either party upon written notice to the other. We are highly dependent on Keystone to assist us in implementing the Operating Improvement Plan.

      Our ability to implement our business strategy is dependent upon our senior management’s ability to run our business effectively. We currently have an employment agreement with our CEO and President, but not with our other executive officers. We currently have a consulting agreement with Keystone, which expires March 31, 2006, which we are in the process of extending at least through June 30, 2006. We cannot assure you that we will be able to retain any of our executives or that we will be successful in extending Keystone’s engagement following its expiration on March 31, 2006 on terms favorable to us, or that Keystone will have the resources necessary to assist us in the continued implementation of our Operating Improvement Plan. Our business, results of operations and financial condition could be materially adversely affected by the loss of any of these persons or Keystone and the inability to attract and retain appropriately qualified replacements. In addition, as noted above, if our CEO and President resigns or is terminated, our licensing agreement with Jim Shore Designs, Inc. would be at risk of being terminated.
If we cannot develop products that will appeal to customers and enter into favorable licensing agreements, we may not be able to compete effectively.
      We believe that our future success will depend, in part, upon our ability to continue to develop new products that will appeal to consumers. Historically, we have received a substantial portion of our revenues through a small number of very successful licensing agreements. Our success is dependent upon our ability to retain these critical licenses on favorable terms and to enter into new licensing agreements that will result in the introduction of successful product lines. We face significant competition for licenses, which may cause us to pay higher royalty rates and to guarantee minimum annual payments. As our most successful licenses expire, the competition for renewing these licenses could intensify significantly. We cannot assure you that we will be successful in the introduction, manufacturing and marketing of any new products or product innovations, or develop and introduce, in a timely manner, innovations to our existing products that satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner, and at favorable margins, would harm our ability to successfully grow our business and could have a material adverse effect on our business, results of operations and financial condition.
If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours, which could adversely affect our market share and results of operations.
      Our success with our proprietary products depends, in part, on our ability to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. In addition to our proprietary designs, we obtain brand name licenses to develop product formats. Occasionally, we become involved in litigation with our licensors, such as our recently settled litigation involving Jim Shore Designs, Inc. Enforcing our rights under our licensing agreements in this manner is expensive to us, distracting to management and may strain relationships with our licensors. In addition, our ability to successfully market these products would be adversely affected if competitors were able to develop, use or sell products that are similar to our products.
We have, in the past, experienced problems managing our supply chain and business processes, and our future success is dependent upon our ability to improve these functions.
      In 2004, we unsuccessfully attempted to implement a new Enterprise Resource Planning system intended to integrate our supply chain and business processes. As a result, we were unable to ship products, we incurred expenses related to excess inventory, and we experienced record-keeping problems involving freight billing, customer invoicing and inventory management accuracy. To remedy the situation, we were forced to incur costs related to additional personnel and consultants in 2004, which increased our labor and IT costs significantly. Our future success is dependent upon our ability to successfully manage these functions. If we are unable to do so, we would incur increased operating costs and would encounter delays in shipping our products, which would result in a potential loss of revenues and customers and would therefore have a material adverse effect on our business, financial condition and results of operations.
We are dependent upon the ability of NDC, a third-party logistics company, to manage our U.S. distribution and warehouse operations.
      As part of our Operating Improvement Plan, we have hired NDC, a third-party logistics company, to provide storage, handling, inventory management, shipping, receiving, repackaging, order processing and related clerical support for our business. These functions are critical to the success of our business, and we are entirely dependent upon NDC to perform these functions efficiently. In addition, we may incur significant costs under the agreement with NDC. Any problems that we experience in our arrangement with NDC could have a material adverse effect on our business, financial condition and results of operations.
Competition in our markets may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.
      The markets for giftware and home and garden décor products are highly competitive. In these industries, we compete against numerous other domestic and foreign companies. Competition in the markets in which we operate is based primarily on originality of product design, quality, price, sales coverage, marketing ability, logistics and sourcing.
      Many of our competitors have substantially greater revenue and resources than we do. Our competitors may take actions to match our new product introductions and other initiatives. Because many of our competitors source their products from third parties, our ability to obtain a cost advantage through sourcing is reduced. Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Further, retailers often demand that suppliers reduce their prices on existing products. Competition could cause price reductions, reduced profits or losses, or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.
      To compete effectively in the future in our markets, among other things, we must:

•	maintain strict quality standards;

•	develop new products that appeal to customers; and

•	deliver products on a reliable basis at competitive prices.
      Our inability to do any of these things well could have a material adverse effect on our business, results of operations and financial condition.
If the trend toward retail store consolidation in the independent gift channel in the U.S. continues, our revenues may decline unless we can grow share in our core gift channel or grow revenues in alternate channels.
      In recent years, retail shopping patterns in the U.S. for our products have changed to include stronger sales in the mass, chain drug and grocery channels and over the Internet, while there has been consolidation of retail specialty stores in the card and gift channel. Our business strategy involves aligning our resources and leveraging our core distribution base, to gain share in four merchandise categories: decorative gifts, inspirational gifts, brand enthusiast gifts and occasion-based gifts. If we are unable to grow market share in these merchandise categories or expand in alternative channels at levels that offset the decline in sales due to the consolidation of retail stores in the specialty gift channel in the U.S., our revenues will continue to decline.

Because we do not have long-term commitments from many of our customers, we must estimate customer demand, and errors in our estimates could have negative effects on our inventory levels and revenues.
      We have more than 40,000 customers worldwide, and no single customer accounted for more than 3% of our consolidated sales in 2005. Non-seasonal purchase commitments may be made in advance of our receipt of customer orders and are often non-cancelable. It is standard practice in our industry that customer orders are subject to amendment or cancellation prior to shipment for various reasons. Our purchase commitments are made in advance of our receipt of customer orders and are often non-cancelable. As a result, we are required to estimate the inventory levels and enter into purchase commitments necessary to fulfill our orders and maximize sales. On occasion, we have been unable to adequately respond to customer cancellations or unexpected increases in customer orders. Accordingly, we may be faced with excess inventory or the inability to adequately respond to unexpected increases in customer purchase orders, in which case we may incur higher expenses related to excess inventory or, alternatively, we may lose the revenue associated with the additional purchase orders and our customer relationships may suffer.
We are dependent upon third-party suppliers whose failure to perform adequately could disrupt our business operations.
      We currently source a significant portion of our products from third parties. Our ability to select and retain reliable vendors who provide timely deliveries of quality products will impact our success in meeting customer demand for timely delivery of quality products. We typically do not enter into long-term contacts with our primary vendors and suppliers. Instead, most of our products are supplied on a “purchase order” basis. As a result, we may be subject to unexpected changes in pricing or supply of products. Any inability of our suppliers to timely deliver quality products or any unanticipated change in supply, quality or pricing of products could be disruptive and costly to us.
Our reliance on manufacturing facilities and suppliers in China could make us vulnerable to supply interruptions related to the political, legal and cultural environment in China.
      We do not own any of our manufacturing facilities, except on a limited basis in the United Kingdom. A significant portion of our products are manufactured by third-party suppliers in Asia, primarily the People’s Republic of China. During 2005, approximately 70% of our total product purchases were from manufacturing sources in China. Our ability to continue to select reliable vendors who provide timely deliveries of quality products will impact our success in meeting customer demand for timely delivery of quality products. Furthermore, the ability of these suppliers to timely deliver finished goods and/or raw materials may be affected by events beyond their control, such as inability of shippers to timely deliver merchandise due to work stoppages or slowdowns, or significant weather and health conditions (such as SARS or the avian flu) affecting manufacturers and/or shippers.
      There is no assurance that we could quickly or effectively replace any of our suppliers if the need arises. Our dependence on these suppliers could also adversely affect our ability to react quickly and effectively to changes in the market for our products. In addition, international manufacturing is subject to significant risks, including, among other things:

•	labor unrest;

•	political and economic instability;

•	cost and capacity fluctuations;

•	delays in transportation, dockage and materials handling;

•	restrictive actions by governments, including nationalization of assets;

•	United States laws and policies affecting the importation of goods;

•	international political, military and terrorist developments; and

•	international tax and trade laws.
      Labor in China has historically been readily available at relatively low cost as compared to labor costs in North America and Europe. China has experienced rapid social, political and economic change in recent years. A substantial increase in labor costs in China could affect the price that our suppliers charge, which would lower our gross margins and therefore have a material adverse effect on our financial condition and results of operations.
Changes in the cost or availability of raw materials could adversely affect our results of operations.
      Pricing and availability of raw materials used in our products can be volatile due to numerous factors beyond our control, including labor costs, production levels, competition, consumer demand, commodity costs (such as oil based resins and pigments), and general economic conditions. This volatility can significantly affect the availability and cost of raw materials to us, and may, therefore, have a material adverse effect on our business, results of operations and financial condition.
      If the price of raw materials used in manufacturing our products increases, there can be no assurance that we will be able to pass any portion of such increases on to our customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations and financial condition.
We may not be able to sell our non-strategic business assets at favorable prices.
      As part of our Operating Improvement Plan, we are attempting to reduce our overall number of product lines and concentrate on products that we believe will have strong and sustainable market demand. As a result, we are currently in the process of attempting to sell some of our assets that we believe are not consistent with our strategy. There is no assurance that we will be able to sell these assets on favorable terms, or at all. If we are unable to do so, we may be forced to wind down these operations, which would impose additional costs and management distraction on us.
Our business is seasonal, which may cause our operating results to vary from quarter to quarter.
      Sales of certain of our products are seasonal. For instance, we produce specially designed products for holiday season and gift-giving occasions. Our revenues will typically peak in the third calendar quarter of each year. As a result, comparisons of our results from quarter to quarter may not be meaningful and cannot necessarily be relied on as indicators of future performance. In addition, we may also experience quarterly fluctuations in our sales and income depending on various factors, including, among other things, changes in the ordering patterns of our customers during a particular quarter, and the mix of products sold.
Currency fluctuations may significantly increase our expenses and affect our results of operations.
      While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our costs, such as for our products, payroll, rent, and indirect operational costs, are denominated in other currencies. Changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in unfavorable foreign currency translations or exchange losses. For instance, if the government of China allowed the Chinese yuan to rise substantially versus the U.S. dollar, the cost of our products produced in China would rise. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in financial markets will not have a material adverse effect on our business, results of operations and financial condition.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      The following chart summarizes the material owned and leased real estate of Enesco worldwide:

Location	Description	Owned/Leased	Sq. Ft.		Lease Term

Elk Grove Village, Illinois	Warehouse, Distribution,	Leased	485,500		Dec. 2006
USA	Main Showroom
Itasca, Illinois	Corporate Headquarters	Owned	101,580		N/A
USA
Irvine, California	Warehouse, Offices	Leased	24,165		Dec. 2006
USA
Mississauga, Ontario	Warehouse, Distribution,	Leased	101,000		Dec. 2007
Canada	Showroom, Offices
Carlisle, Cumbria	Warehouse, Distribution,	Leased	48,500		Dec. 2013
England	Showroom
Carlisle, Cumbria	Warehouse	Leased	35,000		Dec. 2013
England
Carlisle, Cumbria	Offices	Leased	11,500		Oct. 2006
England
Skirsgill, Penrith	Manufacturing	Leased	20,000		Dec. 2008
England
Langholm, Dunfrieshire	Manufacturing, Offices	Owned	25,000		N/A
England
Torrington, Devon	Manufacturing, Retail Space	Owned	90,000	*	N/A
England
Mount Pleasant, Bilston	Manufacturing, Offices	Leased	16,260		April 2009
England
Villeneuve Loubet	Warehouse, Distribution,	Leased	55,972		Dec. 2006
France	Showroom, Offices
Canton Road	Offices	Leased	4,950		Oct. 2006
Hong Kong

*	Total property is 6.2 acres
      Management is exploring alternatives for its headquarters office in Itasca, Illinois, including the possible sale of the building and/or a sale and leaseback, in pursuit of a lower facility cost and an infusion of cash. We believe that the facilities of Enesco are adequate, suitable and of sufficient capacity to support Enesco’s current operations.

Item 3.	Legal Proceedings
      In July 2005, Enesco filed suit against Department 56, Inc., Sunshine Productions, Inc., Kevin Knowles and Jim Shore Designs, Inc. in the U.S. District Court, Northern District of Illinois, Eastern Division. The complaint, as against Jim Shore Designs, alleged breach of contract related to Enesco’s license agreement with Jim Shore Designs, which license agreement was filed with the SEC on a Form 8-K, dated October 5, 2004. Enesco specifically alleged that Jim Shore Designs breached provisions relating to Enesco’s exclusivity under the license agreement. With regard to Department 56, the complaint alleged a violation of Section 43(a) of the Lanham Act. As against Sunshine Productions, Enesco alleged that Sunshine Productions interfered with Enesco’s contract with Jim Shore Designs. Finally, in the complaint, Enesco alleged that Sunshine Productions and Kevin Knowles engaged in a civil conspiracy and induced an employee to breach her duty of loyalty to Enesco. Enesco sought monetary and equitable relief in connection with the suit. Defendants filed counterclaims against Enesco.

      On August 15, 2005, Enesco filed a motion for preliminary injunction against Department 56, Inc. based on our amended complaint in the U.S. District Court, Northern District of Illinois, Eastern Division. Enesco sought preliminary injunctive relief relating to Enesco’s claim that Department 56 had unfairly competed through allegedly false and misleading statements and conduct. The amended complaint alleged that the actions of Department 56 violated federal unfair competition laws, as well as the Illinois Uniform Deceptive Trade Practices Act and the Illinois Consumer Fraud and Deceptive Business Practices Act. The motion for preliminary injunction sought an order preliminarily prohibiting Department 56 from engaging in conduct that constitutes unfair competition.
      In January 2006, Enesco announced that it had resolved its complaint and counterclaim with Jim Shore Designs, Inc. As part of the settlement, we terminated our license agreement with Jim Shore Designs effective November 23, 2005, and entered into a new strategic alliance agreement. Under this agreement, Jim Shore Designs reaffirms and strengthens its commitment to Enesco, which, among other things, continues the relationship between Enesco and Jim Shore Designs three years from the effective date, November 23, 2005, through November 22, 2008, and through November 22, 2011 unless either party chooses not to renew. The Strategic Alliance Agreement focuses on key gift and seasonal categories that have been very successful for Enesco and Jim Shore Designs.
      On February 28, 2006, Enesco announced that it had resolved its complaint and counterclaim with Department 56, Inc. relating to Jim Shore Designs, Inc. As part of the settlement agreement, Enesco and Department 56 agreed to a full waiver of any claims against each other and released each other from any losses, claims, damages and expenses relating to this lawsuit. The settlement agreements between Enesco and Department 56 and Jim Shore Designs, Inc. do not resolve Enesco’s ongoing litigation with Kevin Knowles and/or Sunshine Productions.
      In the ordinary course of Enesco’s business, there are various legal proceedings pending against Enesco and its subsidiaries. In addition, while we cannot predict the eventual outcome of these proceedings, we believe that none of these proceedings will have a material adverse impact upon our business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Enesco’s common stock is traded on the New York Stock Exchange and Pacific Exchange (symbol: ENC). On September 1, 2005, Enesco received notification from the New York Stock Exchange (NYSE) that we were not in compliance with the continued listing standards of the exchange. Enesco is considered “below criteria” by the NYSE because our total market capitalization was less than $75 million over a consecutive 30-trading-day period and our shareholder’s equity was less than $75 million. On October 14, 2005, we submitted a plan to the NYSE, demonstrating how we intend to comply with the continued listing standards within 18 months of our receipt of the notice. On December 5, 2005, the NYSE accepted our plan for continued listing on the NYSE. Enesco’s common stock continues to be listed on the NYSE, subject to quarterly reviews by the NYSE listings and compliance committee to ensure progress against our plan.

      The following table sets forth, for the indicated periods, the high and low sales price for Enesco’s common stock as reported on the New York Stock Exchange.

	2005		2004
	Market Price		Market Price

Quarter	High	Low	High	Low

First	$8.70	$6.20	$11.98	$9.40
Second	6.75	1.85	14.94	8.50
Third	3.19	1.11	8.94	6.36
Fourth	2.38	1.12	8.15	6.05
      Enesco did not declare dividends in 2005 or 2004. Enesco’s revolving credit agreement contains financial and operating covenants, including restrictions on repurchasing Enesco shares and paying dividends. Enesco does not anticipate paying dividends in the foreseeable future.
      As of March 15, 2006, there were approximately 2,150 record holders of Enesco’s common stock and approximately 4,600 beneficial owners.
      The following table sets forth certain information as of December 31, 2005 with respect to equity compensation plans under which shares of Enesco common stock may be issued.

	Number of		Number of
	Securities or	Weighted-Average	Securities
	Securities to be Issued	Exercise Price of	Remaining Available
	Upon Exercise of	Outstanding	for Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by shareholders:
1999 Non-Employee Director Stock Plan	178,755	$6.37	121,245
Amended and Restated 1996 Long-Term Incentive Plan	1,803,331	6.02	1,101,089
1991 Stock Option Plan	295,536	11.60	—
Equity compensation plans not approved by shareholders:
1998 Chairman Stock Option Plan	14,000	$25.81	—
Shares issued as partial compensation to chair of executive search committee	17,292	—	—
Options to purchase common stock(1)	151,397	6.02	—

Total	2,460,311	$9.53	1,222,334

(1)	Options granted at time of employment to D. DaleMolle, P. Perez and J. Smith as part of their employment agreements.

Item 6.	Selected Financial Data
      The selected consolidated balance sheet data as of December 31, 2005 and 2004 and the selected consolidated statements of operations data for 2005, 2004 and 2003 have been derived from the audited Consolidated Financial Statements included in this Form 10-K. The selected consolidated balance sheet data as of December 31, 2003, 2002 and 2001, and the selected consolidated statements of operations data for 2002 and 2001 have been derived from audited consolidated financial statements not included in this Form 10-K. The selected consolidated financial data should be read in conjunction with the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” included in this Form 10-K.

(In thousands, except per share amounts)	2005	2004	2003	2002	2001

STATEMENTS OF OPERATIONS DATA
Net revenues(1)(6)	$244,434	$268,967	$256,426	$262,330	$275,294
Operating profit (loss)(2)(3)(4)(7)	(47,170)	(17,014)	14,901	12,697	(10,470)
Income (loss) before cumulative effect of a change in accounting principle(5)	(54,025)	(45,188)	17,282	20,673	1,111
Cumulative effect of a change in accounting principle, net of income taxes(4)	—	—	—	(29,031)	—
Net income (loss)	(54,025)	(45,188)	17,282	(8,358)	1,111
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(3.67)	$(3.16)	$1.23	$1.49	$0.08
Cumulative effect of a change in accounting principle, net of income taxes	$—	$—	$—	$(2.09)	$—
Net income (loss)	$(3.67)	$(3.16)	$1.23	$(0.60)	$0.08
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle, net of income taxes	$(3.67)	$(3.16)	$1.20	$1.47	$0.08
Cumulative effect of a change in accounting principle net of tax	$—	$—	$—	$(2.09)	$—
Net income (loss)	$(3.67)	$(3.16)	$1.20	$(0.60)	$0.08

BALANCE SHEET DATA
Cash and cash equivalents	$12,918	$14,646	$10,645	$17,418	$7,932
Property, plant and equipment, net	$15,504	$22,509	$28,341	$26,229	$26,582
Total assets	$130,191	$193,883	$202,468	$179,785	$219,551
Current notes and loans payable	$30,823	$26,354	$2,858	$—	$6,749
Total long-term liabilities	$1,281	$9,838	$3,551	$3,795	$8,938
Shareholders’ equity	$52,826	$109,267	$147,239	$121,913	$126,377
The accompanying notes are an integral part of these consolidated financial statements.

(1)	Revenue figures include shipping and handling cost billed to customers and are reduced by co-op advertising allowances.

(2)	Cost of sales includes non-cash charges of $1.5 million and $8.7 million in 2005 and 2001, respectively, related to the write-down of inventory values as part of product rationalization programs initiated by Enesco.

(3)	In conjunction with the PMI termination agreement, Enesco incurred a loss of $7.7 million equal to the cost of inventory transferred to PMI.

(4)	Amortization of goodwill ended January 1, 2002 with the adoption of FAS 142 resulted in Enesco writing off $29.0 million of goodwill in 2002 recorded as a cumulative effect of a change in accounting principle.

(5)	The 2004 provision for income taxes includes an $18.6 million expense to establish a valuation allowance with respect to deferred tax assets. The 2004 tax provision also includes a $17.4 million expense to create a deferred tax liability for unremitted earnings of foreign subsidiaries deemed to have been distributed due to the guarantee by those subsidiaries of the Company’s debt. The tax expense for 2003, 2002 and 2001 included benefits of $6.8 million, $12.9 million and $9.4 million, respectively, related primarily to prior year accruals that were no longer necessary as a result of completed tax audits and closed tax years.

(6)	Enesco reclassified revenue and expenses associated with collector club sales from SG&A to revenues and cost of sales. As a result, revenues increased $6.6 million, $7.4 million, $8.5 million and $8.2 million in 2004, 2003, 2002 and 2001, respectively. Cost of sales increased by $3.5 million, $3.9 million, $4.6 million, and $6.5 million in 2004, 2003, 2002 and 2001, respectively. SG&A increased by $3.1 million, $3.5 million, $3.9 million, and $1.7 million in 2004, 2003, 2002 and 2001, respectively.

(7)	Enesco reclassified bank fees and credit card fees from other expense to SG&A. As a result, SG&A increased and other expense decreased by $1.3 million, $1.0 million, $1.1 million and $0.9 million in 2004, 2003, 2002, and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Enesco Group, Inc.
      The following discussion provides more depth into the financial condition and results of operations of Enesco and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes and risk factors included elsewhere in this Form 10-K. The Consolidated Financial Statements included in this Form 10-K include the accounts of Enesco and all of its subsidiaries. All significant intercompany transactions have been eliminated in the Consolidated Financial Statements. All subsidiaries are wholly owned. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of our management’s estimates. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. We operate in a single industry segment, which designs, manufactures (primarily through third parties located in Asia) and markets a wide variety of licensed and proprietary branded giftware and home and garden décor items to retailers primarily throughout the U.S., Canada and Europe.
Overview
      We began 2005 faced with the results of many changes from previous years; most of the results presented challenges, while a few positioned Enesco for a more positive future. As we look back, many significant events occurred specifically in 2004 which negatively impacted our business. Three general factors particularly affected Enesco:
      In January 2004, we moved to a new ERP system designed to integrate our supply chain and business processes, such as order entry, order management, inventory, shipping and billing software programs. This transition unfortunately was plagued with many problems. The transition, particularly in our U.S. warehouse and distribution center, caused the failure of several critical operational functions. Enesco experienced a severe slow-down in product shipments, incurred expenses related to excess inventory and experienced recordkeeping problems, such as freight billing, customer invoice and inventory management accuracy. To remedy the situation, we were forced to incur additional costs for labor and consultants in 2004, which increased our overall labor and IT costs significantly. Following a thorough evaluation, we announced in December 2004 that we would stabilize the ERP system by using the core components of our legacy information system. The plan was to update certain modules of the legacy software to provide advanced features and capabilities required by our business. We incurred accelerated depreciation charges related to the ERP system of $0.8 million in December 2004.
      The second major issue was our level of operating expenses, which were deemed to be too high for our revenue base. Simply stated, we were spending as though we were a much larger company. A year of interim leadership at Enesco resulted in a lack of focus on curbing expenditures and increased spending for outside services and consultants. Unplanned costs related to the ERP system implementation also triggered increased spending for outside technology services and consultants. Operating expenses also were impacted by the acquisitions of the Walt Disney Classics Collection® license and the Dartington Crystal and Gregg Gift businesses earlier in the year.
      The third factor that negatively impacted business in 2004 was the declining Precious Moments® business. Customer trends changed and the demand for collectible figurines as a category declined significantly from 2003 to 2004. The Precious Moments® business represented 32% of consolidated net revenues in 2003, but decreased to 21% in 2004. Our license agreement for Precious Moments® included a $15 million minimum royalty guarantee annually, which reduced our operating margin as product sales declined. Therefore, our gross margins on Precious Moments® products declined rapidly, reflecting the continued decline in sales while we were obligated to pay a fixed $15 million royalty.

2005 RESULTS OF OPERATIONS
      We began to address these business challenges in 2005, which was a year of transition to what we believe will be a more sustainable and profitable business model.
Successful Implementation of our ERP System
      In the second quarter of 2005, we successfully migrated from the ERP system at our Elk Grove Village distribution center to an upgraded version of our legacy information system. Additionally we stabilized the order management and financial modules of the PeopleSoft system. This combined enhanced system enabled us to return to normal order fulfillment levels and ended the delays and the loss of revenue we previously experienced. Since we began re-use of the order management and financial modules, and intend to continue to do so, we revised our estimate of the remaining useful life of the portion of the asset value that relates to these two modules. The remaining net book value of our PeopleSoft system was $1.1 million as of December 31, 2005. All costs associated with the distribution center ERP system were depreciated fully as of the end of the second quarter of 2005. Total accelerated depreciation in 2005 amounted to $3.7 million, all of which was recorded in the first half of 2005.
Exiting the Precious Moments® Business
      During the second quarter of 2005 we exited the Precious Moments® business, terminating our license agreement with Precious Moments, Inc. (PMI). As a result of the termination of our license agreement, on July 1, 2005 we transferred the U.S. Precious Moments® product inventory and certain other assets, as well as certain liabilities, related to the Precious Moments® business to PMI. Additionally, we agreed to provide certain transitional services to PMI on an as-needed basis through December 31, 2006. As of December 31, 2005, PMI exercised its option to bring these services in-house. The termination of our license agreement with PMI had a positive impact on our cash position this year and will improve gross margins in the future. In 2005, our annual gross margin percentage would have been 4.2 percentage points higher if we did not sell the Precious Moments® product line in the U.S. during any portion of 2005.
Improved Cash Management
      To improve cash management, we accelerated liquidation of excess and slow-moving inventory. As a result of the rationalization of our product portfolio which we discuss below, we improved our working capital position by lowering inventories from $65.4 million to $40.7 million at December 31, 2005 compared to December 31, 2004. We adjusted the ordering and shipping of our seasonal and Christmas products. Rather than shipping seasonal products in April, May and June, we now make products to order and spread the shipments to our retail customers and payment to our vendors from June through October. We will continue to experience a higher level of cash collection in December due to our seasonal retail payment terms. We also began to more strictly enforce our payment terms, putting customers that were over 30 days past due on accounts receivable hold and stopping shipments to those customers.
      In addition, we implemented a change in our customer everyday payment terms, from 90 days down to 45 days. These initiatives have helped to reduce our days sales outstanding in accounts receivable, from 92 days at December 31, 2004 to 69 days at December 31, 2005 and continue to do so in 2006.
      We also stabilized our cash used in operations. For the year ended December 31, 2005, net cash used in operations fell to $4.4 million versus a use of $21.6 million in 2004. This improvement in cash management was due primarily to reduction in inventory and receivables. Changes in operating assets and liabilities provided $34.0 million in 2005, which compares favorably to 2004, during which $5.3 million of cash was used. We were able to reduce our pre-tax salary expense on an annualized basis in 2005 by $7.8 million in the U.S. and $3.1 million internationally. Reduction of expenses remained a priority for us throughout 2005.

The Operating Improvement Plan
      In the third quarter of 2005, we announced the new comprehensive Operating Improvement Plan which is designed to build on the positive changes we made in the first half of the year. Our goal is to implement an operating model commensurate with other leading companies in the giftware and related markets. This operating model targets gross margins in the range of 40% to 45% and a pre-tax operating profit margin of 3% to 5%. However, Enesco’s ability to achieve these targets is dependent on a variety of factors, many of which are beyond Enesco’s control, including those discussed in the “Risk Factors” section.
      In June 2005, the Board of Directors approved hiring Keystone Consulting Group (Keystone), a Chicago-based management and turnaround consulting firm to assist Enesco in identifying opportunities for cost reduction and organizational and operational improvements. In August 2005, we extended the agreement through March 31, 2006 to enter into a phase two engagement with Keystone for continued implementation of our Operating Improvement Plan. Enesco has the option to extend this project in two more phases through September 30, 2006. Enesco paid Keystone $2.1 million for services rendered in 2005 and $1.2 million for services rendered in the first quarter of 2006. The Board of Directors is currently finalizing an extension of the Keystone engagement through June 30, 2006 at a contract amount that has not yet been determined.
      As a result of the Operating Improvement Plan, which will continue throughout 2006, we anticipate achieving pre-tax cost savings on an annualized basis in the range of $34 million to $38 million, as more fully described below. These cost savings include the non-recurrences of approximately $13 million in expenses related to the termination of the Precious Moments® license agreement, bank penalty fees, and accelerated depreciation related to the ERP system, as previously reported. The cost savings are anticipated to be fully realized in 2007.
      The Operating Improvement Plan focuses on three key initiatives:

•	rationalizing the U.S. product portfolio;

•	creating a more efficient and cost effective distribution and warehousing model; and

•	reducing global corporate overhead, general and administrative and marketing costs.
      Enesco began to implement this plan in the fourth quarter of 2005.
      We evaluated our business and industry not solely to cut costs, but also to maximize revenue potential. We have identified four merchandise categories that leverage Enesco’s strength around which we will focus our business moving forward. This strategy involves aligning the business and managing resources to gain share in the four merchandise categories of decorative gifts, inspirational gifts, brand enthusiast gifts and occasion-based gifts. We believe this structure will allow us to focus resources to deliver on our strategy of gaining market share in each category by increasing transparency, accountability and information flow across the business units and functional teams.
      Enesco believes that it is the only company in the industry that maintains an employee-based sales force in the U.S., Canadian and European markets. We believe that this, and our concentration on top-performing product lines and four merchandise categories, will strengthen our share of the gift market in our core channels of distribution. We continue to focus on our proprietary designs, with an emphasis on giftable products.
      1) Rationalization of the U.S. Product Portfolio

The first initiative was the rationalization of the U.S. product portfolio. We found that while our product lines and SKUs have proliferated, many of these product lines are unproductive. In the U.S., our top performing lines, like Heartwood Creektm by Jim Shore, Foundations® and Gregg Gifttm, have inventory turns at or above the industry rate of three times per year. However, nearly 70% of our lines averaged less than one turn per year and represent less than 7% of our annualized sales in the U.S. To correct this, we implemented a methodical process to reduce our overall number of product lines and concentrate on products that elicit strong and sustainable market demand and profitability and leverage our core and well established distribution base. We have clear criteria for the rationalization, including minimum sales thresholds, margin hurdle rates and the importance of the product to our long-term marketing strategy.

We completed the product rationalization in the fourth quarter of 2005, reducing the number of overall product lines in our portfolio by more than 70%, from 170 product lines to approximately 50 product lines. The remaining lines in total represent approximately 90% of our U.S. sales, excluding Precious Moments®. Our top 10 product lines in the U.S. accounted for approximately 80% of net sales in 2005. We plan to eliminate those product lines that do not meet this criterion throughout 2006. In so doing, we expect to reduce our gross inventory by approximately $11.0 million, such inventory having a book value of approximately $6.5 million.

The remaining product lines are comprised of giftable products within four merchandise categories — decorative, inspirational, brand enthusiast and occasion-based. Our top 10 product lines in 2005 by merchandise category include Heartwood Creektm by Jim Shore and My Little Kitchen Fairiestm in our decorative merchandise category, Foundations® and Gregg Gifttm in our inspirational category, Disney, Cherished Teddies® and Rudolph the Red-Nosed Reindeer® in our brand enthusiast category and Circle of Lovetm, Growing Up Birthday Girls® and Children of the Inner Light® in our occasion-based merchandise category.

In November 2005, we announced the launch of Disney Impressions, a new Disney brand developed specifically for the U.S. marketplace. The Disney Impressions collection showcases Disney characters as they celebrate special occasions and everyday moments. We also are working with Disney to develop general and decorative gifts for both the U.S. and international markets.

In light of our new product strategy as announced in September 2005, Enesco decided that glassware was not a strategic fit. We, therefore, actively began marketing the sale of the Dartington operation in the U.K. in the fourth quarter of 2005.

      2) Implementing a Cost-Effective Distribution and Warehousing Model

The second initiative in our Operating Improvement Plan was to transition our distribution and warehousing to a more cost-effective and efficient model that is more consistent with industry standards. Enesco expects pre-tax cost savings on an annualized basis from this initiative to be in the range of $4 million to $6 million and are included in the total Operating Improvement Plan annualized pre-tax cost savings estimate of $34 million to $38 million.

In November 2005, we signed a five-year commitment with a third-party logistics provider, National Distribution Centers (NDC) to provide our warehousing and distribution services for our U.S. operations. We believe that this transition to a third-party for distribution and warehousing will allow us to improve supply chain efficiencies, improve customer services, consolidate our U.S. distribution operations, improve financial performance and build on our core strengths of new product development and sales.

We began moving all inventory related to continuing product lines to the NDC facility during late December 2005 and began shipping products to customers in January 2006 from NDC, but at a slower than anticipated rate due to learning-curve issues at the new site. To account for the costs associated with this transition, we recorded a restructuring charge of $0.2 million in the fourth quarter 2005. As the transition carries into 2006, we expect additional transition costs of approximately $0.5 million to be incurred in the first half of 2006.
      3) Reducing Global Corporate Overhead, General and Administrative and Marketing Costs

The third initiative in our plan is to further reduce operating expenses to be consistent with the current size of our business. We intend to reduce corporate and general and administrative costs, as well as professional and consulting fees, by $30 million to $32 million pre-tax on an annualized basis to be fully realized in 2007. Included in these cost savings initiatives are the non-recurrence of the loss on the termination of the PMI license agreement of $7.7 million, the accelerated depreciation on the ERP system of $3.7 million and the $1.4 million in bank penalty fees that were recorded in 2005.

Enesco initiated several personnel reductions of its U.S. and U.K. operations in 2005. In the U.S., the downsizings primarily affected the areas of marketing, operations, information technology, finance and communications. In the U.K., the downsizing focused on the elimination of redundancies within the organization and was completed across all areas of the business. The cost savings resulting from the 2005 salary expense reductions are estimated to generate pre-tax annualized cost savings of approximately $7.8 million in the U.S. and $3.1 million in the U.K.

During the fourth quarter of 2005, we implemented a consolidation strategy for all of our non-essential U.S. showroom locations. This strategy focuses on increasing the profitability of the major market showrooms in Atlanta, Dallas and Los Angeles on a year-round basis. As a result of this strategy, we negotiated lease buyouts with the landlords of those remaining showrooms that we do not want to occupy on a year round basis. The impact of terminating these showroom leases was a charge to pre-tax income of approximately $0.9 million in the fourth quarter of 2005. This initiative is expected to result in pre-tax annual savings of approximately $2.0 million.

      The total cost savings expected to be realized in 2007 as a result of the implementation of the Operating Improvement Plan through December 31, 2005, as they relate to the reduction in corporate overhead, general and administrative and marketing costs are as follows:

(In millions)
Downsizings in the U.S.	$7.8
Termination of the PMI license agreement	7.7
Accelerated depreciation of ERP system	3.7
Downsizings in the U.K.	3.1
Showroom consolidations	2.0
Bank penalty fees	1.4
Sarbanes-Oxley compliance and other administrative costs	1.0

$26.7

      Additional Operating Improvement Plan initiatives expected to be implemented in 2006, and result in annual savings of $8 million to $10 million, include further reductions in consulting and other outside services of $3 million, decreases in bad debt expense of $1 million, and savings from the transition to the new distribution and warehousing model of $4 million to $6 million.
      We believe that we have a clear simple position on growth. The market we are in is largely fragmented with no dominant players. The greatest growth potential for Enesco is in focusing on market share expansion in our core merchandise categories and channels in which we currently operate. From a historic perspective, while the overall U.S. gift market is not growing, it is very large (estimated to be $60 billion) with a substantial opportunity for Enesco to increase sales through market share expansion. We believe that we will be able to do this by narrowing and focusing our product offerings on giftable items in the four select merchandise categories. We believe that these merchandise categories elicit strong and sustainable market demand and profitability, and leverage our core distribution base. To give you an idea of the size of the market share opportunity, if Enesco were to acquire an additional 1% share of the U.S. gift market, we could more than double our current sales.
Bank Agreements and Fees
      In the second quarter of 2005 under our current credit facility, Enesco was required to pay a total of $1.4 million in bank fees because we did not close a replacement credit facility prior to certain dates in the second quarter. During 2005 and the first quarter of 2006, Enesco has been and is continuing to seek replacement financing to pay off the outstanding loans under our existing U.S. credit facility. On

December 14, 2005, we signed a commitment letter for a replacement senior secured credit facility. In addition, on December 21, 2005, we entered into a tenth amendment to our existing U.S. credit facility, extending the facility termination date from December 31, 2005 to January 1, 2007. The tenth amendment provides that, unless the outstanding loans and letters of credit under the existing U.S. credit facility are paid in full prior to the following dates, the respective penalty fees will become payable:

• January 1, 2006	$75,000	• April 1, 2006	$275,000
• February 1, 2006	$150,000	• May 1, 2006	$750,000
• March 1, 2006	$250,000	• June 1, 2006	$750,000
      The amendment also provides for a monthly fee beginning January 1, 2006 through May 1, 2006 in the amount of 0.10% of the highest amount of loans outstanding during the preceding month. This fee will increase to 0.20% beginning June 1, 2006 through January 1, 2007. The amendment establishes cumulative minimum consolidated EBITDA requirements and cumulative maximum capital expenditure limitations, which are each measured monthly during 2006.
      On March 31, 2006, we entered into an eleventh amendment to our existing U.S. credit facility. This amendment reset Enesco’s 2006 cumulative minimum monthly EBITDA covenants effective January 30, 2006, based on our reforecast and reduced the credit facility commitments from $75.0 million to $70.0 million effective between the eleventh amendment date and January 1, 2007. In addition, unless the outstanding loans and letters of credits under the existing U.S. credit facility are paid in full, the eleventh amendment accelerates by one month the fees per the tenth amendment which were to be due May 1, 2006 and June 1, 2006. The total fee payable April 1, 2006 is $1,025,000 and, unless the outstanding loans and letters of credit are paid in full prior to May 1, 2006, the fee payable May 1, 2006 is $750,000. The monthly fee of 0.10% of the highest loan amount outstanding during the preceding month will increase to 0.20% on May 1, 2006, rather than June 1, 2006 per the tenth amendment, and will continue until the facility termination date. Additional information is set forth in the section below entitled “Credit facilities” and Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K. Enesco was required to pay the January 1, 2006, February 1, 2006, and March 1, 2006 penalty fees totaling $475,000. Enesco expects to be subject to and pay the April 1, 2006 penalty fee of $1,025,000.

Net Loss
      For the year ended December 31, 2005, Enesco incurred a net loss of $54.0 million. This loss was due, in part, to the termination of the PMI license agreement which resulted in a reduction in Precious Moments® product line sales of $23.2 million and a decline in gross margin of $15.9 million which included termination agreement costs of $7.7 million. In addition, increased spending on bank fees, penalties and related legal services of $3.9 million and accelerated depreciation on the ERP system of $3.7 million, severance and facility closure provisions of $2.8 million, inventory reserve provision of $1.5 million related to the strategy to discontinue over 100 underperforming product lines, increased bad debt provision of $1.9 million due to implementing tighter credit terms, and the write-off of $1.1 million of Dartington goodwill in addition to that recently acquired unit’s $2.7 operating loss contributed to our net loss. For a more complete discussion of the net loss, refer to the Results of Operations, 2005 Compared to 2004 Consolidated Results.
Critical Accounting Policies
      The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts and sales allowances, inventory valuation, impairments of tangible and intangible assets, and other special charges and taxes. Actual results could differ from these estimates. When preparing an estimate, Enesco determines what factors are most likely to affect the estimate. Enesco gathers information inside and outside the organization. The information then is evaluated and the estimate is made.

      Following are the critical accounting policies that management believes could have a significant impact on the consolidated financial statements if these judgments, assumptions and estimates used by management turn out to be incorrect. Management has discussed these critical accounting policies with Enesco’s Audit Committee.
Accounts Receivable Allowances
      Doubtful Accounts — The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the historical write-off percentage applied to outstanding accounts receivable. If there is deterioration in a major customer’s creditworthiness or actual defaults are significantly different than our historical experience due to changes in the business environment or other factors, estimates of the recoverability of amounts due could be affected. This reserve is comprised of two parts. The first component is for specific accounts whose collectibility, in our opinion, is in question. These accounts are reviewed on a monthly basis and adjusted as deemed necessary. At December 31, 2005, this reserve was $3.5 million as compared to $1.7 million at December 31, 2004. The second part is a general reserve, calculated by applying historical bad debt rates to month-end accounts receivable balances, after removing specific accounts identified as uncollectible. At December 31, 2005, this component of the reserve was $1.2 million compared to December 31, 2004, when it was $1.6 million. The historical rate, which generally does not fluctuate materially, is adjusted annually or as deemed necessary to reflect actual experience. Historical trends do not guarantee that the rate of future write-offs will not increase. If the general reserve percentage increased 1%, it would require an increase to the reserve of $0.4 million, as of December 31, 2005, and a corresponding increase in bad debt expense of $0.4 million. The general reserve percentage for bad debt at December 31, 2005 has increased 0.4% since December 31, 2004. The total allowance for doubtful accounts balance at December 31, 2005, was $4.7 million or 9.3% of total accounts receivable compared to December 31, 2004, when the account was $3.3 million, or 5% of accounts receivable. This percentage increase is due primarily to a change in the assessment of collectibility of accounts placed with attorneys or other collectors.
      Sales Returns and Allowances — Our estimated provision for sales returns and allowances is recorded as a reduction of sales revenue because it primarily relates to allowances and other billing adjustments. In cases where credits are issued for merchandise, the goods are typically not saleable and are destroyed. The sales returns and allowances reserve consists of two parts, the first of which is based on an analysis of specific accounts in which the customer has taken a deduction or similarly has challenged an invoice, and we believe the claim will be accepted. This part of the reserve is reviewed by management on a monthly basis and is adjusted as deemed necessary. At December 31, 2005, this comprised $2.2 million of the reserve balance as compared to December 31, 2004, when it was $1.2 million of the reserve balance. The second part is a general reserve, calculated by applying historical percentages of sales returns and allowances to the current and prior month’s sales. We believe two months to be a reasonable amount of time for customers to receive and evaluate their order and request a credit if necessary. At December 31, 2005, this component of the reserve was $0.9 million, compared to December 31, 2004 when this component of the reserve was $1.3 million. The sales allowance balance at December 31, 2005 was $3.1 million, or 6.0% of accounts receivable. At December 31, 2004, the reserve was $2.5 million, or 3% of accounts receivable. This percentage increase is attributable primarily to a re-assessment of the collectibility of customer deductions.
      The general reserve fluctuates with sales volume, as sales returns and allowances volumes increase or decrease with sales levels. This percentage is adjusted yearly, or more frequently if deemed necessary, to reflect actual experience. If the general reserve percentage increased 1%, it would require an increase to the reserve of $0.2 million (as of December 31, 2005) and a corresponding decrease in net revenues of $0.2 million. The general reserve percentage for returns and allowances at December 31, 2005 has not changed since December 31, 2004. Historical trends do not guarantee that the rate of future returns and allowances will not increase.

Inventory Reserves
      Excess or Slow Moving Inventory — As part of our process of developing, forecasting and procuring products, it is likely that excess inventory exists for certain products. In order to liquidate this excess inventory, the selling price frequently is reduced, often to an amount less than the product cost. Therefore, an inventory reserve is maintained to properly state inventory at the lower of cost or market. At every month end, inventory balances by product are compared to unit sales of that product for the most recent 12 months. The difference between the inventory on hand, by product, and the last 12 months’ sales is considered excess inventory and subject to reserve. The portion of inventory determined to be excess is reserved at varying percentages based on the historical sales volume and whether or not the product is still active or has been discontinued. Discontinued product that is considered slow moving, even though it may not currently be excess, is reserved at varying percentages based on historical sales. Once inventory has been identified as excess or slow moving, the reserve established on that portion of inventory cannot be decreased, although further increases in the reserve on that specific inventory may be necessary as market conditions change. At December 31, 2005, the inventory reserve balance was approximately $12.0 million or 24% of gross inventory compared to $9.3 million or 12% of gross inventory at December 31, 2004. This increase primarily is due to the implementation of the product portfolio rationalization strategy as a part of our Operating Improvement Plan to reduce the number of active product lines from 170 to approximately 50 product lines.
      The recovery rate on the disposition of excess inventory depends upon a number of factors, such as market demand for closeout items and levels of such inventory. Historical averages are developed annually or more often if deemed necessary, and used to determine the likely recoverability of cost. If market conditions deteriorate, it is likely that inventory will be sold at greater discounts, necessitating an increase to the reserve. A change of 5% in this loss percentage would result in an additional inventory reserve of $1.3 million as of December 31, 2005.
      Inventory Shrinkage — Based on historical trends, a reserve is established in anticipation of inventory shrinkage during the year leading up to the time when we take our physical inventory at year-end. This reserve is eliminated at year-end when we record our actual inventory shrinkage as part of the year-end physical inventory process. The quarterly reserve related to shrinkage was $0.1 million for each of the first three quarters in 2005. As a result of our 2005 year-end physical inventory process a $357,000 adjustment to inventory to record shrinkage was required compared to $517,000 recorded in 2004.
Impairments of Tangible and Intangible Assets
      We assess the recoverability of significant tangible and intangible assets, including goodwill, under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142 — “Goodwill and Other Intangible Assets” and SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets.” For property, plant and equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill, we perform an impairment assessment annually or more frequently if impairment indicators arise. Based on our annual impairment analysis as of December 31, 2005, we concluded that we did have an impairment of the goodwill associated with the 2004 acquisition of Dartington. The total $1.1 million of goodwill attributable to Dartington was written off in December 2005. Due to ongoing operating losses from the U.S. businesses, excluding Gregg Gift, which operates at a profit, an assessment of the carrying amount of long-lived assets was again completed as of December 31, 2005 in accordance with SFAS No. 144. Based on the positive undiscounted cash flows expected to be generated from our long-lived assets, we concluded that we did not have impairment as of December 31, 2005. Future cash flow is based on management’s estimates. Should these estimates change, write downs of long-lived assets may be required.

Tax Accruals
      Accruals have been established for taxes payable and potential tax assessments, including potential interest as applicable. The accruals are included in current income taxes payable since it is uncertain as to when assessments may be made and taxes may be paid. We have filed and continue to file tax returns with a number of taxing authorities worldwide. We believe such filings have been and are in compliance with applicable laws, regulations and interpretations. Positions taken are subject to challenge by the taxing authorities, often for an extended number of years after the filing dates. To the extent accruals differ from assessments, when the open tax years are closed or the accruals are otherwise deemed unnecessary at a point in time, the accruals are adjusted through the provision for income taxes.
RESULTS OF OPERATIONS
2005 COMPARED to 2004 CONSOLIDATED RESULTS
Net Revenue and Gross Profit
      Net revenues in 2005 of $244.4 million decreased $24.5 million, or 9.1%, from the 2004 level of $269.0 million. Revenues in the U.S. declined by $30.9 million, or 19.1%. Revenues from the sales of collectibles continued to decrease in the U.S. and accounted for $27.3 million of the decline, primarily due to the substantially reduced level of Precious Moments® product sales. Revenues for the year were impacted positively by $1.2 million of higher Disney product line sales to our mass-market and specialty gift retail accounts. Our Heartwood Creektm by Jim Shore and Foundations® product lines were up $4.0 million and $0.8 million, respectively, for the year, yet not enough to offset revenue declines in most of our other product lines. The February 2004 acquisition of Gregg Gift added $0.4 million in additional revenues for 2005 as compared to 2004. International revenues rose $5.7 million, or 5.2%, primarily due to the full year impact of $6.8 million in 2005 related to Dartington which was acquired in July 2004, $8.8 million in higher sales of distributed products from strategic partners, offset by decreases in the sales of collectibles and generally lower gift sales. Currency rate adjustments during 2005 accounted for less than $1.0 million of the increase in Enesco’s international sales. Net revenues excluding Precious Moments® product sales and fees for 2005 were down 2.3% from comparable revenues for 2004.

	2005	2004	2003

Heartwood Creektm by Jim Shore	16%	13%	5%
Precious Moments®	13%	21%	32%
      Heartwood Creektm by Jim Shore revenues in 2005 of $39.6 million increased $4.0 million, or 11%, above 2004. This increase is due to higher customer demand for home décor and large-scaled figural products. Heartwood Creektm by Jim Shore revenues represented 16% of consolidated net revenues in 2005 compared to 13% in 2004.
      Precious Moments® product revenues in 2005 of $32.5 million decreased $23.2 million, or 42%, versus 2004. Precious Moments® product revenues represented 13% of consolidated net revenues in 2005 compared to 21% in 2004. This decrease primarily is due to our termination of the PMI license agreement in 2005.
      Revenues generated under our various Disney-related licenses in 2005 of $20.6 million, increased $1.2 million, or 6%, versus 2004. Disney-related licenses revenues represented 8% of consolidated net revenues in 2005 compared to 7% in 2004. This increase primarily is due to new mass-market programs for banks, photo frames and waterballs.
      During 2005, the number of active memberships for Enesco’s collectors clubs decreased from 2004 membership levels, continuing a downward trend indicative of the declining market interest in and demand for these collectible products. There were more than 108,000 active collector club members at the end of 2005, a decrease of 18% from 2004, excluding the impact of the transfer of club members to PMI as part of our license termination agreement. Enesco transferred all rights and privileges associated with the

U.S. Precious Moments® collectors club to PMI, effective July 1, 2005. Collectors clubs contributed approximately 1.8% and 2.1% of consolidated net revenues in 2005 and 2004, respectively.
      Gross profit in 2005 of $82.8 million was down $23.8 million, or 22.3%, from 2004. The gross profit percentage decreased from 39.6% in 2004 to 33.9% this year. The gross margin percent excluding U.S. Precious Moments® revenues and costs decreased to 38.1% for 2005 compared to 40.9% for 2004, due in part to an increase in inventory reserve provisions related to the strategy to discontinue under performing product lines, increases in discontinued inventories sold at a loss and decreases resulting from a less favorable mix of products sold.
      The following table presents a view of Enesco’s business, without U.S. sales, cost of sales and gross profit generated from Precious Moments® products, for 2005 and 2004.

	Year Ended December 31,

	2005	2004	Change %
($ in millions)
Net revenues, other than Precious Moments®	$210.9	$216.0	(2.3)%
Precious Moments® product revenues	29.5	53.0	(44.4)%
Precious Moments® service fees	4.0	—	—

Net revenues as reported	$244.4	$269.0	(9.1)%

Cost of goods sold, other than Precious Moments®	$130.5	$127.7	2.2%
Precious Moments® cost of sales	19.4	19.7	(1.7)%
Loss on PMI license termination	7.7	—	—
Precious Moments® royalties	4.0	15.0	(73.3)%

Cost of goods sold as reported	$161.6	$162.4	(0.5)%

Gross margin, excluding Precious Moments®	38.1%	40.9%
Gross margin, Precious Moments®	7.1%	34.4%

Gross margin as reported	33.9%	39.6%

Selling, General and Administrative Expenses (SG&A)
      SG&A expenses in 2005 of $130.0 million increased $2.4 million, or 1.9%, above the 2004 level. The primary costs associated with the increase include higher bank fees, accelerated depreciation on the ERP system and incremental costs due to the inclusion of Dartington’s results of operations for a full year in

2005 following our July 2004 acquisition. The following table details the items that had significant impact on changes in SG&A spending.

SG&A Expense
Increase
(Decrease)
2005 vs. 2004
(In millions)
Reduced spending on selling and marketing initiatives	$(5.4)
Reduced salaries and benefit costs	(5.2)
Lower commissions due to reduced sales volume	(1.9)
Lower travel and entertainment	(1.9)
Higher bank fees	3.2
Incremental SG&A costs from the Dartington acquisition	3.0
Accelerated depreciation on ERP system	2.8
Severance and plant closure costs	2.4
Increase in bad debt expense	1.9
Higher legal fees	1.7
Higher Sarbanes-Oxley compliance costs	1.4
Dartington goodwill write-off	1.1
Other, net	(0.7)

Net increase	$2.4

Operating Income (Loss)
      The operating loss in 2005 increased to $47.2 million from $17.0 million in the prior year. The main contributors to this increased loss were lower gross profit of $23.8 million, primarily due to lower sales volume with an unfavorable impact of approximately $8.0 million, the loss on the termination of the license agreement with PMI of $7.7 million, increased inventory reserves of $2.3 million, primarily attributable to the strategy of reducing the number of product lines by approximately 70%, and an increase in bank fees of approximately $3.2 million. The U.S. 2005 operating loss of $51.9 million increased $28.4 million from the operating loss in 2004 of $23.5 million. International operating income in 2005 of $4.7 million reflected a $1.8 million decrease from the 2004 international operating income level of $6.5 million primarily due to a $2.7 million operating loss from the Dartington operations in 2005 compared to a $0.5 million operating loss in 2004 and a $1.1 million write-off of goodwill.
Interest and Other Income (Expense), Net
      Interest expense for 2005 increased $1.1 million to $2.3 million due to higher borrowings and higher interest rates. Other expenses decreased by $0.4 million in 2005 due primarily to a reduction in unrealized foreign currency exchange losses.
Provision for Income Tax Expense (Benefit)
      For 2005, income tax expense was $4.3 million, which was comprised of a domestic tax benefit of $1.0 million and a foreign tax expense of $5.3 million. The domestic tax benefit is comprised principally of benefits totaling $29.4 million from: a net operating loss (NOL) ($20.1 million); the reversal of a deferred tax liability recorded in 2004 as explained below ($7.0 million); the impact of 2004 tax return filings ($1.2 million); and a benefit from the reversal of previously recorded tax reserves no longer required ($1.1 million), offset by a deferred tax asset valuation allowance expense of $28.4 million. The net foreign tax expense is comprised of $2.5 million related to operations and a reserve established related to an audit assessment of $2.8 million.

      For 2004, income tax expense was $27.4 million, comprised of domestic tax expense of $23.3 million and foreign tax expense of $4.1 million related to operations. The domestic tax expense was comprised principally of a benefit from a NOL of $12.9 million offset by an $18.6 million expense related to the establishment of a valuation allowance to reduce net deferred tax assets to their expected realizable amount and by a $17.4 million expense related to the recording of a deferred liability on unremitted earnings of certain foreign subsidiaries because those entities were expected to become guarantors of the parent’s debt in 2005.
      Effective as of December 31, 2004, Enesco was no longer able to rely upon the indefinite reversal criteria of the Accounting Principles Board (APB) Opinion No. 23 with respect to the reinvested earnings of certain of its foreign subsidiaries due to the anticipated guarantee in 2005 of Enesco’s domestic debt by those subsidiaries, resulting in the recognition of the $17.4 million deferred tax liability and related tax expense noted above. The debt guarantees were put into effect during August 2005 resulting in the recognition of deemed dividends from those subsidiaries for tax purposes under the U.S. Internal Revenue Code. Based upon evaluation of its expected 2005 tax return filing position, Enesco determined that the amount of deemed dividends was less than originally estimated at the time of the establishment of the deferred tax liability, and, accordingly, reversed $7.0 million of the liability to 2005 tax expense, as noted above.
      Enesco made no qualifying repatriations under the American Jobs Creation Act of 2004 (the “Act”) during 2005 as there was no benefit to earnings repatriations under the Act in light of Enesco’s current and prior year domestic NOLs.
Open Orders
      Net open orders at December 31, 2005 of approximately $10.4 million decreased 62% over the December 31, 2004 level of approximately $26.2 million. The decrease is due primarily to the effect of unshipped orders at December 31, 2004, resulting from the ERP system implementation issues and fulfillment difficulties. The ERP issues were resolved in the second quarter of 2005 when we returned to our upgraded version of our legacy software system. The December 31, 2005 net open orders do not include orders for Precious Moments® products due to the termination of our license agreement with PMI. Open orders consist of orders received and approved by Enesco, subject to cancellation for various reasons, including credit considerations and product availability. We believe the open orders as of December 31, 2005 are more indicative of a normal year-end than the open orders at December 31, 2004.
2004 COMPARED to 2003 CONSOLIDATED RESULTS
Net Revenue and Gross Profit
      Net revenues in 2004 of $269.0 million increased $12.6 million, or 5%, over the 2003 level of $256.4 million. The increase primarily was due to the 2004 acquisitions of Gregg Gift and Dartington of $14.0 million, successes among newer product lines such as Heartwood Creektm by Jim Shore of approximately $23.7 million and Walt Disney Classics Collection® of approximately $9.2 million, and favorable foreign currency translation rate impacts of approximately $10.8 million. Those revenue increases were offset partially by declining revenues for Precious Moments® of approximately $27.5 million and Cherished Teddies® of approximately $7.0 million. The remaining decline in revenues of approximately $9.5 million resulted from lower revenues in several smaller product lines such as Growing Up Birthday Girls®, John Deere® and Mary’s Moo Moos.
      U.S. net revenues in 2004 of $160.5 million decreased $4.3 million, or 3%, below the 2003 level of $164.8 million. The decrease primarily was due to lower collectible market revenues from Precious Moments® of $24.8 million, down 32%, and Cherished Teddies® of $4.8 million, down 41%, $6.1 million from lower revenues in several smaller product lines such as John Deere and Mary’s Moo Moos and lower mass-market promotional revenues of $2.3 million and closeout revenues of $2.6 million. These decreases were offset partially by increased revenues from acquisitions and newer product lines, such as Heartwood Creektm by Jim Shore of approximately $21.0 million and the Walt Disney Classics Collection® license of approximately $6.9 million. The 2004 acquisition of Gregg Gift provided revenues of $7.2 million during the 10 months owned by Enesco. The U.S. revenue represented 59% of total revenues in 2004 compared to 64% of total revenues in 2003. This decrease of 5% primarily was due to Precious Moments® and Cherished Teddies® revenue declines which more than offset revenue increases from acquisitions, new product lines in 2004 versus 2003, and increased international revenue.
      International net revenues in 2004 of $108.5 million increased $16.9 million, or 18%, above the 2003 level of $91.6 million. The increase primarily was due to $6.8 million increased revenues from the Dartington acquisition in July 2004, sales of newer product lines, such as Heartwood Creektm by Jim Shore of approximately $2.6 million, smaller product lines of approximately $3.3 million and the favorable effect of changes in foreign currency translation rates of $9.7 million. These increases were offset by declines in Precious Moments® of $2.7 million and Cherished Teddies® of $2.2 million. International net revenues represented 41% of consolidated revenues in 2004 compared to 36% in 2003. This increase of 5% primarily was due to local currency revenues, which were translated into U.S. dollars at higher exchange rates in 2004 versus 2003, and the acquisition of Dartington.
      The following product lines accounted for 10% or more of consolidated revenue in 2004, 2003 and 2002:

	2004	2003	2002

Precious Moments®	21%	32%	37%
Heartwood Creektm by Jim Shore	13%	5%	1%
Cherished Teddies®	5%	8%	11%
      Precious Moments® net revenues in 2004 of $55.7 million decreased $27.5 million, or 32%, versus 2003. This decrease primarily was due to continued lower consumer demand for collectible figurines.
      Cherished Teddies® net revenues in 2004 of $12.6 million decreased $7.0 million, or 36%, versus 2003. This decrease was primarily due to continued decline in consumer demand for collectible figurines.
      Heartwood Creektm by Jim Shore revenues in 2004 of $35.6 million increased $23.7 million above 2003. The nearly two-fold increase primarily is due to higher customer demand for the unique design of these Jim Shore Designs products, and the added international demand of approximately $2.6 million.
      The number of collector club members in 2004 for Precious Moments® and Cherished Teddies® product lines decreased by approximately 20% compared to the 21% decrease from 2002 to 2003, primarily due to lower consumer interest in collectible figurines in 2004 versus 2003. Collector clubs provided approximately 2% of consolidated revenue in 2004 compared to approximately 3% in 2003. In 2004, Enesco acquired the Walt Disney Classics Collection® collector club, which added more than 28,000 active members in 2004.
      The licensing acquisition of Walt Disney Classics Collection® provided revenues of $9.2 million in 2004.
      Net revenues of newer product lines in 2004, such as Heartwood Creektm by Jim Shore, Bratztm, Walt Disney Classics Collection® and My Little Kitchen Fairiestm accounted for approximately 19% of consolidated revenue in 2004 as compared to approximately 6% of consolidated revenue in 2003.
      Gross profit in 2004 of $106.5 million decreased $9.2 million, or 8%, below the 2003 level of $115.7 million. The decrease primarily was due to ERP system implementation difficulties, inventory valuation charges, higher freight costs and changes in the overall product mix. Additionally, incremental gross profit from the Gregg Gift and Dartington acquisitions, the new Walt Disney Classics Collection® and Heartwood Creektm by Jim Shore product lines, and the favorable impact of foreign currency translation rates were offset partially by a volume-related decline in gross profit caused by lower product revenue of collectible figurines lines, Precious Moments® and Cherished Teddies®. The gross profit margin expressed as a percentage of net revenues was 39.6% in 2004, compared to 45.1% in 2003.

      The following table reflects the changes in gross profit from 2003 to 2004:

Increase
(In millions)	(Decrease)

Factor

Inventory valuation charges	$(2.0)
ERP system implementation costs	(2.7)
Higher freight costs	(2.0)
Foreign currency translation rates	3.7
Royalty costs	(4.9)
Product mix (volume)	(12.2)
Acquisition of Gregg Gift	2.9
Acquisition of Dartington	2.2
License acquisition of Walt Disney Classics Collection®	5.8

Total gross profit change	$(9.2)

Selling, General and Administrative Expenses (SG&A)
      SG&A in 2004 of $127.5 million increased $26.7 million, 26.5% above the 2003 level of $100.8 million. The increase primarily is due to the normal operating expenses from the Walt Disney Classics Collection® license acquisitions, Dartington and Gregg Gift acquisitions of approximately $9.6 million, the impact of foreign currency translation rate changes of approximately $3.5 million, and unplanned costs related to the ERP system implementation of approximately $5.0 million. Additional costs were incurred in 2004 for marketing efforts for the Precious Moments® brand of approximately $1.0 million, Sarbanes-Oxley Act of 2002 compliance of approximately $1.0 million, former executives’ and international severance of approximately $2.3 million, strategic studies of $0.6 million and depreciation on the ERP system of approximately $1.6 million.
      In 2004, there was a gain recorded on the sale of the EGV facility of approximately $4.0 million.
Operating Income (Loss)
      The operating loss of $17.0 million in 2004 compares to an operating profit in 2003 of $14.9 million. The decrease in profit primarily was due to lower sales of Precious Moments® and Cherished Teddies® having an unfavorable impact on earnings of approximately $25.0 million, offset by improved operating income of approximately $14.0 million, primarily due to newer product lines, such as Heartwood Creektm by Jim Shore and the acquisitions of the Walt Disney Classics Collection® license, and the Gregg Gift and Dartington businesses. Additionally, the operating loss was increased by ERP-related charges of approximately $11.0 million, higher inventory valuation charges of approximately $2.0 million, and increased SG&A as described above, offset by the gain on the sale of the EGV building. The U.S. 2004 operating loss of $23.5 million decreased $28.1 million below the income level in 2003 of $4.6 million. International 2004 operating income of $6.5 million reflected a $3.9 million decrease, or 37% below 2003 operating income of $10.3 million.
Interest and Other Income (Expense), Net
      Interest expense in 2004 of $1.1 million increased $0.4 million, or 46%, above the 2003 level of $0.8 million. The increase primarily was due to higher borrowings and higher interest rates. Interest income in 2004 of $0.4 million decreased $0.1 million, or 25%, from the 2003 level of $0.5 million. The decrease primarily was due to lower cash balances available for investments during 2004. Other expense in 2004 was $0.1 million compared to an expense of $0.3 million in 2003.

Provision for Income Tax Expense (Benefit)
      For 2004, income tax expense was $27.4 million, comprised of domestic tax expense of $23.3 million and foreign tax expense of $4.1 million related to operations. The domestic tax expense was comprised principally of a benefit from an NOL of $12.9 million and offset by an $18.6 million expense related to the establishment of a valuation allowance to reduce net deferred tax assets to their expected realizable amount and by a $17.4 million expense related to the recording of a deferred liability on unremitted earnings of certain foreign subsidiaries because those entities were expected to become guarantors of the parent’s debt in 2005. For 2003, the net tax benefit was $2.9 million, comprised of a domestic tax benefit of $7.9 million and foreign tax expense of $5.0 million on operations. The domestic benefit included the impact of the reversal of $6.9 million of income tax accruals no longer required due to the expiration of various statutes of limitations.
      Effective as of December 31, 2004, Enesco was no longer able to rely upon the indefinite reversal criteria of the Accounting Principles Board (APB) Opinion No. 23 with respect to the reinvested earnings of certain of its foreign subsidiaries due to the anticipated guarantee in 2005 of the Enesco’s domestic debt by those subsidiaries, resulting in the recognition of the $17.4 million deferred tax liability and related tax expense noted above.
LIQUIDITY AND CAPITAL RESOURCES
      We believe that our current cash and cash equivalents, cash generated from operations and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. There are no assurances, however, of our ability to secure replacement financing of the senior revolving credit facility, which expires January 1, 2007, or that we will successfully negotiate more favorable covenants, obtain further waivers of existing or future covenants if violated or maintain sufficient loan advance rates on eligible collateral. Also, in the course of pursuing growth opportunities, including, but not limited to, acquisitions and alliances, Enesco may need to negotiate additional or amend existing credit facilities. In addition, there were no transactions, arrangements or other relationships with unconsolidated entities or other persons, as of December 31, 2005, that are reasonably likely to materially affect liquidity or requirements for capital resources.
Liquid Assets
      Cash and cash equivalents on December 31, 2005 were $12.9 million versus $14.6 million at December 31, 2004. Cash and cash equivalents are a function of cash flows from operating, investing and financing activities. We historically have satisfied capital requirements with borrowings and, in 2004, proceeds from the sale of property, plant and equipment. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and generally are greatest early in the fourth quarter and lowest early in the first quarter.
Cash Flows
      The net cash used by operating activities is a function of our net loss, offset by non-cash expenses, such as depreciation and the provision for deferred income taxes, as well as changes in working capital. Net cash used in operations totaled $4.4 million for 2005 versus $21.6 million used in 2004. Non-cash expenses were $13.3 million lower in 2005 than in the same period in 2004, primarily due to the $24.6 million in deferred income taxes in 2004 that was greater than the $7.7 million loss on the PMI license termination in 2005. Non-cash expenses in 2005 also included the write-off of the $1.1 million in goodwill associated with the Dartington acquisition.
      For the fiscal year ended December 31, 2005, changes in operating assets and liabilities provided $34.0 million of cash, which was $39.3 million favorable to the same period last year, during which $5.3 million of cash was used. Accounts receivable decreased $27.0 million during 2005, compared to an increase of $1.0 million for the 2004 period. The decrease in 2005 was due, in part, to lower revenues in

2005 compared to 2004, as well as to sales terms more favorable to Enesco, improved collection efforts and stricter credit policy management.
      We incurred a $7.7 million non-cash loss on the transfer of inventory related to the PMI termination agreement in the second quarter of 2005. In addition to the decrease in inventories due to the transfer, Precious Moments® inventories declined another $4.7 million in 2005 due to declining purchases. Net of the decline due to Precious Moments®, inventories decreased an additional $10.6 million during 2005, primarily due to warehouse order processing efficiencies, more efficient procurement of seasonal merchandise and other products and an increase in inventory reserves for discontinued product lines from implementing our Operating Improvement Plan.
      The net cash used by investing activities during 2005 of $1.5 million showed an increase of $1.8 million compared to 2004, during which Enesco generated $19.3 million from the sale of the EGV warehouse and used $14.4 million for the acquisitions of Gregg Gift and Dartington. Additionally, Enesco’s property, plant and equipment expenditures decreased from $4.6 million in 2004 to $2.3 million in 2005.
      The net cash provided by financing activities in 2005 totaled $4.9 million versus $24.2 million for 2004. The decrease resulted primarily from a $18.1 million decline in borrowing activities, which was made possible by better asset management of receivables and inventories in 2005 versus 2004. The primary financing requirements in 2005 were capital expenditures and the funding of the cash used in operations.
      Stock-based compensation expense is classified as an operating activity in the Consolidated Statements of Cash Flows. For 2004 and 2003, we reclassified $1.3 million and $1.0 million, respectively of stock-based compensation expense from investing activities to operating activities in the Consolidated Statements of Cash Flows.
Operating Improvement Plan Goals
      Enesco has specific liquidity and profitability goals built in its Operating Improvement Plan. Enesco seeks to build a profitable, sustainable business model focused on high margin gift products. This operating model will target gross margins in the range of 40% to 45% and an operating profit margin of 3% to 5% to be achieved in 2007.
Credit Facilities
      In June 2003, Enesco entered into a three-year domestic $50.0 million unsecured revolving credit facility that includes Enesco International (H.K.) Limited as a borrowing subsidiary. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing Enesco’s shares and paying dividends. In addition, Enesco is required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of each quarter and a minimum annual operating profit covenant.
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
      On March 29, 2005, Enesco entered into an amendment with its lenders to its domestic credit facility, effective March 31, 2005, extending the term of such facility through January 1, 2006. The credit facility commitments ranged from $50 million to $70 million, based on Enesco’s seasonal borrowing needs. The amendment also set certain financial covenants for 2005. In the event that the outstanding loans under the domestic credit facility were not repaid in full (i) by May 16, 2005, a fee in the amount of $700,000 became payable; (ii) by June 30, 2005, another fee of $700,000 became payable; and (iii) with proceeds provided by lenders that include Fleet National Bank (“Fleet”) or an affiliate of Fleet a fee of $1,750,000 became payable.

      Under our current credit facility, we were required to pay a total of $1.4 million in penalty fees because we did not close a replacement credit facility during the second quarter of 2005.
      On June 10, 2005, we notified Fleet as agent under our existing U.S. credit facility with Fleet and LaSalle Bank N.A., that we were not in compliance with our minimum EBITDA covenant as of April 30, 2005, which was predominantly due to non-cash accruals related to the timing of the execution of Enesco’s agreement with PMI, as discussed in Note 9 of the Notes to Consolidated Financial Statements. On June 28, 2005, we obtained a waiver of our minimum EBITDA covenant default for April and May 2005, and a waiver of compliance with this covenant through July 31, 2005. We also advised Fleet of the need to renegotiate our financial covenants for additional months during the term of our existing credit facility primarily because of lower projected sales and lower gross margins during the same period.
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
      As of August 31, 2005, we entered into a ninth amendment to our current U.S. credit facility. The ninth amendment reset Enesco’s minimum EBITDA and capital expenditure covenants through the facility termination date, December 31, 2005, based on our reforecast and long-term partnership with Bank of America, as successor to Fleet, and LaSalle Bank. The ninth amendment also added the accounts receivable and inventories of Enesco Limited, Enesco Holdings Limited and Bilston & Battersea Enamels Limited, and the accounts receivable of Enesco International (H.K.) Limited as eligible collateral to the borrowing base under the current credit facility. The ninth amendment also increased the current credit facility size to $75.0 million, rather than a variable size of $50.0 million to $70.0 million.
      On December 14, 2005, Enesco signed a commitment letter with LaSalle Business Credit, LLC to arrange a new $75 million senior secured credit facility. If entered into, the new credit facility with LaSalle will have a term of five years and will replace our existing credit facility with Bank of America, as successor to Fleet National Bank, and LaSalle Bank. As the Administrative Agent, LaSalle expects to form a syndicate of financial institutions to participate in the new credit facility. The commitment letter contains a number of conditions that must be satisfied in order for the facility to be closed, including:

•	Enesco having a minimum borrowing availability of at least $10 million at the time of closing,

•	the lender’s completion of its final due diligence with respect to Enesco and its subsidiaries,

•	the negotiation and execution of a definitive credit agreement,

•	there being no material adverse change in our business, assets, liabilities, properties, condition (financial or otherwise), results of operations or prospects of Enesco and its subsidiaries since December 31, 2004, there being no material disruption or material adverse change in financial, banking or capital markets generally affecting credit facilities, and

•	various appraisals, as well as other standard and customary conditions.
      Under the letter, the commitment was to close on the new credit facility on or before January 31, 2006. On January 31, 2006, Enesco received a modification to its commitment letter from LaSalle Business Credit, LLC, (LaSalle) extending the expiration date from January 31, 2006 to February 28, 2006. On February 28, 2006, Enesco received a modification to its commitment letter from LaSalle extending the expiration date from February 28, 2006 to March 31, 2006. On March 31, 2006, Enesco received a modification to its commitment letter from LaSalle extending the expiration date from March 31, 2006 to April 30, 2006.
      On December 21, 2005, Enesco entered into a tenth amendment to its existing U.S. credit facility extending the facility termination date from December 31, 2005 to January 1, 2007. The tenth amendment provides that, unless the outstanding loans and letters of credit under the existing U.S. credit facility are paid in full prior to the following dates, the respective fees will become payable:

• January 1, 2006	$ 75,000	• April 1, 2006	$275,000
• February 1, 2006	$150,000	• May 1, 2006	$750,000
• March 1, 2006	$250,000	• June 1, 2006	$750,000
      The amendment also provides for a monthly fee beginning January 1, 2006 through May 1, 2006 in the amount of 0.10% of the highest amount of loans that were outstanding during the preceding month. This fee will increase to 0.20% beginning June 1, 2006 through January 1, 2007. The amendment establishes cumulative minimum consolidated EBITDA requirements and cumulative maximum capital expenditure limitations, which are each measured monthly during 2006. Enesco was required to pay the January 1, February 1, and March 1, 2006 bank penalty fees totaling $475,000. Enesco expects to pay the April 1, 2006 penalty fee of $275,000.
      During the first quarter, Enesco notified Bank of America, as agent under our existing U.S. credit facility, of its anticipated need to renegotiate its cumulative minimum EBITDA covenants for each of the months of 2006 primarily due to slower revenue shipments in the U.S. and the U.K.
      On March 31, 2006, we entered into an eleventh amendment to our existing U.S. credit facility. This amendment reset Enesco’s 2006 cumulative minimum monthly EBITDA covenants effective January 30, 2006, based on our reforecast and reduced the credit facility commitments from $75.0 million to $70.0 million effective between the eleventh amendment date and January 1, 2007. In addition, unless the outstanding loans and letters of credits under the existing U.S. credit facility are paid in full, the eleventh amendment accelerates by one month the fees per the tenth amendment which were to be due May 1, 2006 and June 1, 2006. The total fee payable April 1, 2006 is $1,025,000 and, unless the outstanding loans and letters of credit are paid in full prior to May 1, 2006, the fee payable May 1, 2006 is $750,000. The monthly fee of 0.10% of the highest loan amount outstanding during the preceding month will increase to 0.20% on May 1, 2006, rather than June 1, 2006 as per the tenth amendment, and will continue until the facility termination date.
      Enesco is seeking replacement financing to pay off the existing U.S. credit facility. There are no assurances that we will secure replacement financing of the U.S. senior revolving credit facility, which expires on January 1, 2007. Under a contemplated replacement facility, Enesco will be the borrower, and Enesco and our material domestic and foreign subsidiaries likely will be guarantors. In connection with closing on a replacement senior credit facility, we may need to obtain additional financing secured by, among other things, certain foreign inventory and receivable collateral from Canada, Hong Kong and the U.K., as well as certain real estate assets, in order to satisfy minimum excess availability conditions. Moreover, we anticipate that the proposed replacement facility will contain standard terms and conditions, and financial and other covenants including, without limitation, restrictions on incurring indebtedness and liens, acquisitions, change of control, change of management, selling property, repurchasing our shares and paying dividends.
      At December 31, 2005, Enesco had total lines of credit providing for maximum borrowings of $78.8 million, $75.0 million was available under our current U.S. credit facility, and $3.8 million under international facilities. Actual borrowings of $30.8 million and letters of credit and a customs bond totaling $4.2 million were outstanding at December 31, 2005. The net available borrowing capacity under our current U.S. credit facility based on eligible collateral as of December 31, 2005 was $13.2 million. As of December 31, 2005 and 2004, Enesco had $30.8 million and $26.4 million, respectively of interest bearing debt.
      Enesco has various non-qualified supplemental retirement plans. Benefits under these plans are paid from Enesco’s assets. During 2005 and 2004, $0.1 million and $0.1 million, respectively, were paid to fund benefits. Enesco has established grantor trusts to hold assets for some of these non-qualified plans. The assets are subject to the claims of creditors and therefore, are not considered plan assets and are excluded from retirement plan computations.
      Fluctuations in the value of the U.S. dollar versus international currencies affect the U.S. dollar translation value of international currency denominated balance sheet items. The changes in the balance sheet dollar values due to international currency translation fluctuations are recorded as a component of shareholders’ equity under accumulated other comprehensive income.
Contractual Obligations
      A summary of significant contractual obligations are as follows:

(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total

Line of credit borrowings(1)	$30,823	$—	$—	$—	$—	$—	$30,823
Letters of credit	4,177	—	—	—	—	—	4,177
Purchase obligations	14,737	—	—	—	—	—	14,737
Post-retirement benefits	142	124	113	111	106	544	1,142
Distribution and warehousing	3,049	3,049	3,049	3,049	3,049		15,245
Operating leases	5,843	2,241	1,369	954	581	1,564	12,552
Minimum royalty guarantees	2,131	329	12	—	—	—	2,471

Total contractual cash obligations	$60,902	$5,744	$4,543	$4,114	$3,737	$2,108	$81,147

(1)	Future variable rate interest payments have been excluded under our short-term debt agreements.
      Enesco’s credit agreement and some of its real estate leases and license agreements include provisions that in the event of default the creditor may, in certain circumstances, accelerate the amount owed.
Sale and Leaseback
      On December 10, 2004, Enesco sold its EGV property, warehouse and distribution facility and certain machinery and equipment for approximately $19.8 million and agreed to a five-year leaseback of the facility. The assets sold had a net book value of $6.6 million at the date of sale, resulting in the recognition of a $4.0 million gain on the sale in December 2004. An additional $8.6 million gain was deferred, to be recognized over the five-year term of the lease. In December 2005, we notified the lessor of this facility that we would terminate the lease at December 31, 2006 in compliance with the early termination clause provided for in the lease agreement. The deferred gain, which totaled $6.9 million at December 1, 2005, will be recognized on a monthly basis equal to the facility rent expense through November 2006, with the resulting balance recognized in December 2006.
Market Risk
      Concentrations of risk for Enesco exist in revenue from major product lines, foreign sources of inventory, market and geographic areas and trade receivables. The majority of product revenues are items produced using licensed rights from third parties. The two largest licensed lines, Precious Moments® and Heartwood Creektm by Jim Shore represented $72.1 million, or 29%, of total revenues for 2005, $91.3 million, or 34%, of total revenues for 2004, and $95.1 million, or 37%, of total revenues for 2003. A negotiated termination of the Precious Moments® license was reached and became effective during 2005 (see Note 9 of the Consolidated Financial Statements included in this Form 10-K). Extended credit terms are offered to customers. Enesco continually monitors and manages the risks associated with all these activities.
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
      Enesco’s current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be affected adversely by changes in exchange rates. Enesco hedges these exposures by entering into various foreign exchange forward contracts. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value on the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during 2005.
      At the present time, Enesco hedges only those currency exposures associated with certain assets and liabilities denominated in foreign currencies and periodically will hedge anticipated foreign currency cash flows. The hedging activity undertaken by Enesco is intended to offset the impact of currency fluctuations on certain foreign currency transactions.
      The table below details our outstanding currency instruments as of December 31, 2005, all of which have scheduled maturity dates before October 17, 2006:

Forward Contracts	Notional Amount	Exchange Rate

	(In thousands)
Euros	$1,000	1.2350
      As of December 31, 2005, Enesco had a total of $30.8 million of interest bearing debt outstanding, all in the U.S., with a floating interest rate of 6.27%, compared to an aggregate debt balance of $26.4 million with a floating interest rate of approximately 4.0% at December 31, 2004.
Recent Accounting Pronouncements
      In November 2004, the FASB issued FAS No. 151, Inventory Costs, which amended the guidance in Accounting Research Bulletin (ARB) No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). It also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred by Enesco beginning January 1, 2006. We do not anticipate that the implementation of FAS No. 151 will have a significant impact on the results of our operations.
      In December 2004, FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This

Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Enesco is required to adopt this Statement for the quarter beginning January 1, 2006. This revised Statement will be applicable for Enesco’s yearly service awards granted after the required effective date and modified, repurchased or cancelled after that date. The impact on our Consolidated Statement of Operations for 2006 for options granted prior to the adoption of FAS 123 is not anticipated to be significant due to the acceleration of vesting on all previous options granted at a price greater than the market price in November 2005.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which provides additional guidance on conditional asset retirement obligations under FAS No. 143, Accounting for Asset Retirement Obligations. This standard is effective for fiscal years ended after December 15, 2005. The implementation of FAS No. 143 did not have a significant impact on the results of our operations in 2005.
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
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
      Enesco’s exposure to market risk for changes in interest rates relates primarily to its domestic credit facility. The outstanding balance under its credit facility accrues interest at a variable rate. As of December 31, 2005, Enesco had a total of $30.8 million of interest bearing debt outstanding, all in the U.S., with a floating interest rate of approximately 6.27% compared to an aggregate debt balance of $26.4 million with a floating interest rate of approximately 4% at December 31, 2004. If amounts outstanding under Enesco’s credit facility remained at this year-end level for an entire year and the variable interest rate increased or decreased by 1%, the annual interest expense or savings, respectively, would be approximately $0.3 million.
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
      The table below details our outstanding currency instruments as of December 31, 2005, all of which have scheduled maturity dates before October 17, 2006:

Forward Contracts	Notional Amount	Exchange Rate

	(In thousands)
Euros	$1,000	1.2350

Item 8.	Financial Statements and Supplementary Data
Enesco Group, Inc.

ENESCO GROUP, INC.
Consolidated Balance Sheets
As of December 31, 2005 and 2004

(In thousands)	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$12,918	$14,646
Accounts receivable, net	42,285	70,526
Inventories	40,659	65,371
Prepaid expenses	3,471	3,310
Deferred income taxes	783	920

Total current assets	100,116	154,773

Property, Plant and Equipment, at Cost:
Land and improvements	1,200	1,200
Buildings and improvements	19,538	22,131
Machinery and equipment	9,636	10,273
Office furniture and equipment	37,826	37,454
Transportation equipment	532	796

	68,732	71,854
Less — accumulated depreciation and amortization	(53,228)	(49,345)

Property, plant and equipment, net	15,504	22,509

Other Assets:
Goodwill	8,364	9,403
Other	3,135	4,116
Deferred income taxes	3,072	3,082

Total other assets	14,571	16,601

Total assets	$130,191	$193,883

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes and loans payable	$30,823	$26,354
Accounts payable	15,306	18,680
Federal, state and foreign income taxes	9,005	6,405
Deferred gain on sale of fixed assets	6,358	1,711
Accrued expenses —
Payroll and commissions	3,083	2,599
Royalties	5,782	12,267
Post-retirement benefits	142	165
Other	5,585	6,597

Total current liabilities	76,084	74,778

Long-term Liabilities:
Post-retirement benefits	1,281	3,008
Deferred gain on sale of fixed assets	—	6,830

Total long-term liabilities	1,281	9,838

Shareholders’ Equity:
Common stock, par value $0.125:
Authorized 80,000 shares; Issued 25,228 shares	3,154	3,154
Capital in excess of par value	41,430	44,229
Retained earnings	248,437	302,462
Accumulated other comprehensive income	4,438	8,152

	297,459	357,997
Less — Shares held in treasury, at cost:
Common stock, 10,308 shares in 2005 and 10,671 shares in 2004	(244,633)	(248,730)

Total shareholders’ equity	52,826	109,267

Total liabilities and shareholders’ equity	$130,191	$193,883

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
Consolidated Statements of Operations
For the Years Ended December 31, 2005, 2004 and 2003

(In thousands, except per share amounts)	2005	2004	2003

Net revenues	$244,434	$268,967	$256,426
Cost of sales	153,935	162,423	140,714
Cost of sales — loss on license termination	7,713	—	—

Gross profit	82,786	106,544	115,712

Selling, general and administrative expenses	129,956	127,543	100,811
Gain on sale of building	—	(3,985)	—

Total selling, general and administrative expenses	129,956	123,558	100,811

Operating income (loss)	(47,170)	(17,014)	14,901
Interest expense	(2,260)	(1,148)	(787)
Interest income	201	404	537
Other expense, net	(449)	(75)	(319)

Income (loss) before income taxes	(49,678)	(17,833)	14,332
Income tax (expense) benefit	(4,347)	(27,355)	2,950

Net income (loss)	$(54,025)	$(45,188)	$17,282

Earnings (Loss) per Common Share:
Basic	$(3.67)	$(3.16)	$1.23

Diluted	$(3.67)	$(3.16)	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Years Ended December 31, 2005, 2004 and 2003

						Accumulated
	Common Stock		Treasury Stock		Capital in	Other		Total
					Excess of	Comprehensive	Retained	Shareholders’
(In thousands)	Shares	Amount	Shares	Amount	Par Value	Income	Earnings	Equity

Balance December 31, 2002	25,228	$3,154	11,319	$(256,045)	$47,148	$(2,712)	$330,368	$121,913

Net income							17,282	17,282
Currency translation adjustments						6,452		6,452

Total comprehensive income								23,734
Exercise of stock options			(134)	1,409	(821)			588
Other common stock issuance			(121)	1,468	(464)			1,004

Balance December 31, 2003	25,228	$3,154	11,064	$(253,168)	$45,863	$3,740	$347,650	$147,239

Net loss							(45,188)	(45,188)
Currency translation adjustments						4,412		4,412

Total comprehensive loss								(40,776)
Exercise of stock options			(262)	2,951	(1,399)			1,552
Other common stock issuance			(131)	1,487	(235)			1,252

Balance December 31, 2004	25,228	$3,154	10,671	$(248,730)	$44,229	$8,152	$302,462	$109,267

Net loss							(54,025)	(54,025)
Currency translation adjustments						(3,714)		(3,714)

Total comprehensive loss								(57,739)
Exercise of stock options			(50)	562	(240)			322
Other common stock issuance			(313)	3,535	(2,559)			976

Balance December 31, 2005	25,228	$3,154	10,308	$(244,633)	$41,430	$4,438	$248,437	$52,826

The accompanying notes are an integral part of these consolidated financial statements.

ENESCO GROUP, INC.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

(In thousands)	2005	2004	2003

Cash Flows from Operating Activities:
Net loss	$(54,025)	$(45,188)	$17,282
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization of property, plant and equipment	7,768	7,111	5,236
Write-down of goodwill	1,091	—	—
Deferred income taxes	124	24,557	(801)
Gains (losses) on sales of capital assets	(2,080)	(4,014)	5
Stock based compensation	976	1,252	1,004
Loss on license termination	7,713	—	—
Changes in assets and liabilities:
Accounts receivable	26,994	(965)	(7,108)
Inventories	15,344	585	(9,401)
Prepaid expenses	(316)	1,134	(1,236)
Other assets	488	(1,155)	956
Accounts payable and accrued expenses	(9,333)	(3,539)	(1,090)
Income taxes payable	2,597	(1,077)	(7,953)
Long-term post retirement benefits	(1,727)	(313)	156

Net cash used by operating activities	(4,386)	(21,612)	(2,950)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(2,348)	(4,552)	(5,918)
Acquisitions, net of cash acquired	—	(14,409)	(3,732)
Proceeds from sales of property, plant and equipment	809	19,265	37

Net cash provided (used) by investing activities	(1,539)	304	(9,613)

Cash Flows from Financing Activities:
Net issuance of notes and loans payable	4,599	22,656	2,677
Common stock issuance and exercise of stock options	322	1,552	588

Net cash provided by financing activities	4,921	24,208	3,265

Effect of exchange rate changes on cash and cash equivalents	(724)	1,101	2,525

Increase (decrease) in cash and cash equivalents	(1,728)	4,001	(6,773)
Cash and cash equivalents, beginning of period	14,646	10,645	17,418

Cash and cash equivalents, end of period	$12,918	$14,646	$10,645

Supplemental disclosure of cash paid for: (In millions)
Interest	$1.9	$0.7	$0.4
Income taxes	$6.3	$3.9	$4.5
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

Note 1.	Summary of Significant Accounting Policies
      The accompanying Consolidated Financial Statements include the accounts of Enesco Group, Inc. and its subsidiaries, all of which are wholly owned (“Enesco”, “we” or “our”). Enesco, which operates in a single industry segment, designs, manufactures and markets a wide variety of licensed and proprietary branded giftware and home and garden décor products to retailers in the U.S., Canada and Europe. All significant intercompany transactions have been eliminated in the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of management estimates. Actual results could differ from those estimates. Certain reclassifications were made in the 2004 and 2003 financial statements to conform to the 2005 presentation, including reclassifying changes in stock-based compensation in our Consolidated Statements of Cash Flows from financing activities to operating activities. We also reclassified bank fees and credit card fees in our Consolidated Statements of Operations from other expense to selling, general and administrative expenses. These reclassifications had a negative effect of $1.3 million and $1.0 million on our operating income (loss) for the years ended December 31, 2004 and 2003, respectively, but had no effect on the previously reported net income (loss) for these periods. Lastly, we reclassified certain employee benefit obligations in our Consolidated Balance Sheets from accrued expenses — other to accrued expenses — payroll and commissions.
      Assets and liabilities of Enesco’s foreign subsidiaries are translated into U.S. dollars at the exchange rate on the balance sheet date, while items in the statements of operations are translated at average exchange rates effective during the year. Translation gains and losses are reported as a component of accumulated other comprehensive income in shareholders’ equity. Transaction gains and losses are reported in the Consolidated Statements of Operations.
      The carrying amount of cash and cash equivalents and notes and loans payable approximate fair value. Enesco considers all highly liquid securities, including certificates of deposit with maturities of three months or less when purchased, to be cash equivalents.
      Advertising costs are expensed in the year the publication is issued. Advertising expense was $0.6 million in 2005, $1.6 million in 2004 and $0.7 million in 2003.
      Revenue from the sales of products is recognized when title and risk of loss transfer to the customer, which generally occurs when merchandise is released to the transportation company. A provision for anticipated merchandise returns and allowances is recorded at the time of sale based upon historical experience. Amounts billed to customers for shipping and handling are included in revenue. License, royalty and service fees are recognized as revenue when earned.
      The individual annual membership fees related to club sales are recorded as revenue as the membership entitles the member to receive a club kit, which includes a collectible figurine, a carrying case and related documentation, and also entitles the member to receive a quarterly newsletter. The newsletters are essentially marketing materials that contain information regarding products, artists and member stories, as well as special offers and new product offerings. Membership fees are not refundable. Because the membership fee is paid in exchange for products delivered and represents the culmination of the earnings process, revenue is recognized at the time the club kit is shipped to the member. Membership also entitles the participant to purchase, for a limited time, certain exclusive items offered throughout the year; revenue from sales of these items is recognized upon shipment of each item.
      Concentrations of risk for Enesco exist in revenue from major product lines, foreign sources of inventory, market and geographic areas and trade receivables. The majority of product revenues are derived from items produced using licensed rights from third parties. The two largest licensed lines, Precious Moments® and Heartwood Creektm by Jim Shore represented approximately $72.1 million, or 29%, of total revenues for 2005, $91.3 million or 34% of total revenues for 2004 and $95.1 million, or 37%, of total revenues for 2003. The U.S. license for Precious Moments® was terminated during 2005 (see Note 9).

Extended credit terms are offered to customers. Enesco continually monitors and manages the risks associated with all these activities.
      Accounts receivable are reported net of allowances for uncollectible accounts, customer rebates, and returns and allowances, which totaled $8.8 million at December 31, 2005, and $6.5 million at December 31, 2004.
      We assess the recoverability of significant tangible and intangible assets, including goodwill, under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142 — Goodwill and Other Intangible Assets and SFAS No. 144 — Accounting for the Impairment or Disposal of Long-Lived Assets. For goodwill, we perform an impairment assessment annually or more frequently if impairment indicators arise. Based on our annual impairment analysis, we concluded that the goodwill associated with the 2004 acquisition of Dartington was impaired as of December 31, 2005. The total $1.1 million of goodwill attributable to Dartington was written off in December 2005. For property, plant and equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Due to ongoing operating losses from the U.S. business, excluding Gregg Gift, an assessment of the carrying amount of U.S. long-lived assets was again completed as of December 2005 in accordance with SFAS No. 144. Based on the positive undiscounted cash flows expected to be generated from our long-lived assets, we concluded that our long-lived assets were not impaired as of December 31, 2005.
      In December 2004, we determined that the Enterprise Resource Planning (ERP) system would be stabilized by using the core components of our former legacy software system. The plan was to update certain modules of the legacy software to provide advanced features and capabilities required by the business. We incurred accelerated depreciation charges related to the ERP system of $0.8 million in December 2004. During the second quarter of 2005, we successfully migrated from the ERP system at our Elk Grove Village, Illinois (EGV) distribution center to an upgraded version of our legacy information system. Late in the second quarter, we stabilized the remaining portions of our PeopleSoft systems that relate to order management and financial reporting. Since we currently are processing customer orders and preparing financial statements using the PeopleSoft system, and intend to continue to do so, we have revised our estimate of the remaining useful life of the portion of the asset value that pertains to these two modules. The remaining net book value of our PeopleSoft system is $1.1 million, as of December 31, 2005. All costs associated with the distribution center ERP system have been fully depreciated as of the end of the second quarter of 2005. Total accelerated depreciation for 2005 amounted to $3.7 million, all of which was recorded in the first half of 2005.
      Inventories are valued at the lower of cost or market. Cost components include labor, overhead, materials, freight and duty costs. We value all inventories utilizing the first-in, first-out method. We record inventory at the date of taking title, which at certain times during the year results in significant in-transit quantities, as inventory is sourced primarily from China and Thailand.
      The major classes of inventories were as follows:

	2005	2004
(In thousands)
Raw materials	$2,242	$1,820
Work in process	202	250
Finished goods in transit	3,241	6,097
Finished goods	34,974	57,204

	$40,659	$65,371

      Depreciation is provided over the estimated useful lives of the assets utilizing the straight-line and declining balance methods. The methods of depreciation for financial statement and income tax purposes differ in some circumstances, resulting in deferred income taxes.

      The estimated useful lives of the various classes of assets are as follows:

Range in
Years

Land improvements	10
Buildings and improvements	3 – 25
Machinery and equipment	5 – 10
Office furniture and equipment	3 – 10
Transportation equipment	3 – 8
      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the tax effects attributable to the carryforward of net operating losses (NOLs). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized through an adjustment of the tax provision in the period that includes the enactment date. Enesco considers future taxable income and ongoing tax strategies in assessing the need for a valuation allowance in relation to deferred tax assets. Enesco records a valuation allowance to reduce deferred tax assets to a level where they are more likely than not to be realized based upon these considerations.
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
      Enesco’s current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco hedges these exposures by entering into various foreign exchange forward contracts. Under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS 133 are recorded as a component of accumulated other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during 2005.
      Basic earnings (loss) per common share is based on the average number of common shares outstanding during the year. Diluted earnings per common share assumes, in addition to the above, the dilutive effect of common share equivalents during the year. Common share equivalents represent dilutive stock options and warrants using the treasury stock method. The number of shares used in the earnings per common share computation for 2005, 2004 and 2003 were as follows:

	2005	2004	2003

(In thousands)
Basic:
Average common shares outstanding	14,739	14,309	14,028
Diluted:
Stock options and warrants	8	512	416

Average shares — diluted	14,747	14,821	14,444

      Additional options to purchase 2.2 million, 1.3 million and 1.0 million shares were outstanding at December 31, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common share.
      At December 31, 2005, we had four stock-based compensation (fixed options) plans, not including two plans with options that have fully expired. We account for these plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation plan cost is reflected in net income (loss), as each option granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if Enesco had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation plans:

	Year Ended December 31,

	2005	2004	2003
(In thousands, except per share amounts)
Net income (loss) as reported	$(54,025)	$(45,188)	$17,282
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(2,392)	(1,580)	(1,631)

Pro forma net income (loss)	$(56,417)	$(46,768)	$15,651

Earnings (loss) per common share:
As reported:
Basic	$(3.67)	$(3.16)	$1.23
Diluted	$(3.67)	$(3.05)	$1.20
Pro forma:
Basic	$(3.83)	$(3.27)	$1.12
Diluted	$(3.83)	$(3.16)	$1.08

Note 2.	Notes and Loans Payable
      Notes and loans payable and weighted-average interest rates at December 31, 2005 and 2004 were as follows:

	2005		2004

		Interest		Interest
	Balance	Rate	Balance	Rate
($ In thousands)
U.S. notes under committed bank lines	$30,823	6.27%	$24,857	4.3%
International notes under committed bank lines	—	—	1,497	2.7%

	$30,823		$26,354

      At December 31, 2005, Enesco had total lines of credit providing for maximum borrowings of $78.8 million, of which $75.0 million was available under our current U.S. credit facility. Actual borrowings of $30.8 million and letters of credit and a customs bond totaling $4.2 million were outstanding at December 31, 2005. The net available borrowing capacity under our current U.S. credit facility based on eligible collateral as of December 31, 2005 was $13.2 million. As of December 31, 2005 and 2004, Enesco had $30.8 million and $26.4 million, respectively of interest bearing debt.
      Total interest paid under committed bank lines was $1.9 million in 2005, $0.7 million in 2004, $0.4 million in 2003.
      In June 2003, Enesco entered into a three-year domestic $50.0 million unsecured revolving credit facility that includes Enesco International (H.K.) Limited as a borrowing subsidiary. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing Enesco’s shares and paying dividends. In addition, Enesco was required to satisfy fixed charge coverage ratio and leverage ratio tests at the end of the second, third and fourth quarters and a minimum annual operating profit covenant.
      In March 2004, Enesco’s domestic $50.0 million credit facility was amended to add term notes totaling $7.7 million for the purpose of funding the acquisition of Gregg Gift. At the same time, Gregg Gift was added as a borrowing subsidiary and certain financial covenants were modified.
      In August 2004, Enesco negotiated a $10.0 million temporary increase through December 31, 2004 to its $57.7 million credit facility (to a total of $67.7 million) in order to meet anticipated seasonal requirements for working capital. Following December 31, 2004, the credit facility reverted to $57.7 million.
      In November 2004, Enesco and its lenders agreed upon revised financial covenants for the two months ended December 31, 2004 and thereafter. Also in November 2004, Enesco entered into an amendment to its credit facility providing a security interest in certain assets to its lenders.
      On December 10, 2004, Enesco sold its EGV warehouse and distribution facility for approximately $20 million. The net proceeds from the sale of $17.6 million were first used to pay the outstanding balance ($6.7 million) of the $7.7 million term loan. The balance of the net proceeds, $10.9 million, was used to reduce the outstanding balance of the revolving portion of the credit facility with a concurrent reduction to the revolving loan commitments. Also on December 10, 2004, Enesco’s lenders extended the time period to January 31, 2005 for Enesco and its lenders to agree on revised financial covenants for the fiscal period ending December 31, 2004 and thereafter.
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
      On March 28, 2005, Enesco signed a commitment letter with Fleet Capital Corporation, operating as Bank of America Business Credit (BABC), for BABC to fully underwrite a $100 million global senior revolving credit facility with a five-year term. The commitment letter with BABC expired on April 30, 2005.
      On March 29, 2005, Enesco entered into an amendment with the lenders to its domestic credit facility, effective March 31, 2005, extending the term of such facility through January 1, 2006. The credit facility commitments ranged from $50 million to $70 million, based on Enesco’s seasonal borrowing needs. The amendment also set certain financial covenants for 2005. In the event that the outstanding loans under the domestic credit facility were not repaid in full: (i) by May 16, 2005, a fee in the amount of $700,000 became payable, (ii) by June 30, 2005, another fee of $700,000 became payable, and (iii) with proceeds provided by lenders that include Fleet National Bank (Fleet) or an affiliate of Fleet National Bank, a fee of $1,750,000 became payable.

      Under our current credit facility, we were required to pay a total of $1.4 million in penalty fees because we did not close a replacement credit facility during the second quarter of 2005.
      On June 10, 2005, we notified Fleet, as agent under our existing U.S. credit facility with Fleet and LaSalle Bank N.A., that we were not in compliance with our minimum EBITDA covenant as of April 30, 2005, which was due predominantly to non-cash accruals related to the timing of the execution of Enesco’s agreement with Precious Moments, Inc. (PMI), as discussed in Note 9. On June 28, 2005, we obtained a waiver of our minimum EBITDA covenant default for April and May 2005, and a waiver of compliance with this covenant through July 31, 2005. We also advised Fleet of the need to renegotiate our financial covenants for additional months during the term of our existing credit facility primarily because of lower projected sales and lower gross margins during the same period.
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
      As of August 31, 2005, we entered into a ninth amendment to our current U.S. credit facility. The ninth amendment reset our minimum EBITDA and capital expenditure covenants through the facility termination date, December 31, 2005, based on our reforecast and long-term partnership with Bank of America, as successor to Fleet and LaSalle Bank. The ninth amendment also added the accounts receivable and inventories of Enesco Limited, Enesco Holdings Limited and Bilston & Battersea Enamels Limited, and the accounts receivable of Enesco International (H.K.) Limited as eligible collateral to the borrowing base under the current credit facility. The ninth amendment also increased the current credit facility size to $75.0 million, rather than a variable size of $50.0 million to $70.0 million.
      On December 14, 2005, Enesco signed a commitment letter with LaSalle Business Credit, LLC (LaSalle) to arrange a new $75 million senior secured credit facility. If entered into, the new credit facility with LaSalle will have a term of five years and will replace the Enesco’s existing credit facility with Bank of America, as successor to Fleet Bank and LaSalle Bank. As the administrative agent, LaSalle expects to form a syndicate of financial institutions to participate in the new credit facility. The commitment letter contains a number of conditions that must be satisfied in order for the facility to be closed, including: Enesco having a minimum borrowing availability of at least $10 million at the time of closing; the lender’s completion of its final due diligence with respect to Enesco and its subsidiaries; the negotiation and execution of a definitive credit agreement; there being no material adverse change in Enesco’s business, assets, liabilities, properties, condition (financial or otherwise) results of operations or prospects of Enesco and its subsidiaries since December 31, 2004; there being no material disruption or material adverse change in financial, banking or capital markets generally affecting credit facilities; and various appraisals, as well as other standard and customary conditions. Under the commitment letter, the new credit facility was to close on or before January 31, 2006. On January 31, 2006, Enesco received a modification to its commitment letter from LaSalle, extending the expiration date from January 31, 2006 to February 28, 2006. On February 28, 2006, Enesco received a modification to its commitment letter from LaSalle, extending the expiration date from February 28, 2006 to March 31, 2006. On March 31, 2006 Enesco received a modification to its commitment letter from LaSalle, extending the expiration date from March 31, 2006 to April 30, 2006.
      On December 21, 2005, Enesco entered into a tenth amendment to its existing U.S. credit facility extending the facility termination date from December 31, 2005 to January 1, 2007. The tenth amendment provides that, unless the outstanding loans and letters of credit under the existing U.S. credit facility are paid in full prior to the following dates, the respective fees will become payable: 1) by January 1, 2006, $75,000; 2) by February 1, 2006, $150,000; 3) by March 1, 2006, $250,000; 4) by April 1, 2006, $275,000; 5) by May 1, 2006, $750,000; and 6) by June 1, 2006; $750,000. The amendment also provides for a monthly fee beginning January 1, 2006 through May 1, 2006 in the amount of 0.10% of the highest amount of loans that were outstanding during the preceding month. This fee will increase to 0.20%

beginning June 1, 2006 through January 1, 2007. The amendment establishes cumulative minimum consolidated EBITDA requirements and cumulative maximum capital expenditure limitations, which are each measured monthly during 2006. Enesco has paid the January 1, February 1, and March 1, 2006 bank penalty fees totaling $475,000.
      During the first quarter, Enesco notified Bank of America, as agent under our existing U.S. credit facility of its anticipated need to renegotiate its cumulative minimum EBITDA covenants for each of the months of 2006 primarily due to slower revenue shipments in the US and UK.
      On March 31, 2006, we entered into an eleventh amendment to our existing U.S. credit facility. This amendment reset Enesco’s 2006 cumulative minimum monthly EBITDA covenants effective January 30, 2006, based on our reforecast and reduced the credit facility commitments from $75.0 million to $70.0 million effective between the eleventh amendment date and January 1, 2007. In addition, unless the outstanding loans and letters of credits under the existing U.S. credit facility are paid in full, the eleventh amendment accelerated by one month the fees per the tenth amendment which were to be due May 1, 2006 and June 1, 2006. The total fee payable April 1, 2006 is $1,025,000 and, unless the outstanding loans and letters of credit are paid in full prior to May 1, 2006, the fee payable May 1, 2006 is $750,000. The monthly fee of 0.10% of the highest loan amount outstanding during the preceding month will increase to 0.20% on May 1, 2006, rather than June 1, 2006 as per the tenth amendment, and continue until the facility termination date.
      Subject to our ability to either extend our existing credit facility and/or secure replacement financing by January 1, 2007, we believe that our current cash and cash equivalents, cash generated from operations and available financing will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. There are no assurances, however, of our ability to secure replacement financing of the senior revolving credit facility, which expires January 1, 2007, or that we will successfully negotiate more favorable covenants, obtain waivers of existing or future covenants if violated, or maintain sufficient loan advance rates on eligible collateral.

Note 3.	Employee Benefit Plans
      Long-term liabilities for post-retirement benefits at December 31, 2005 and 2004 were as follows:

	2005	2004
(In thousands)
Post-retirement benefits	$901	$1,153
Supplemental 401(k)	281	1,643
Deferred compensation/severance	99	212

Balance sheet total	$1,281	$3,008

      Enesco has established grantor trusts to fund its non-qualified supplemental retirement plans. The trusts are irrevocable and the assets contributed are subject to the claims of creditors. The market value of the assets in the trusts totaled $0.3 million at December 31, 2005, and $1.6 million at December 31, 2004. The year over year decline in these assets is primarily due to employee withdrawals upon their termination. These assets are included in other assets in the Consolidated Balance Sheets.
      Enesco had sponsored a defined benefit post-retirement healthcare and life insurance plan that had liabilities of $1.0 million and $1.2 million as of December 31, 2005 and December 31, 2004, respectively. The liability is determined using estimated medical premium growth rates, net of estimated employee contributions. Certain employees and non-employee directors became eligible for the benefits under this plan when they reached allowable retirement age while working or serving on the Board of Directors at Enesco. Those benefits are provided principally through premiums paid to insurance companies. The total costs of the benefits were accrued during the employment or service of the employee or non-employee director. All of the benefits under these plans are vested and are either fixed dollar amounts per year or a percentage of insurance premiums paid per year.

	2005	2004
(In thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,238	$1,836
Service cost	—	—
Interest cost	56	80
Actuarial gain	(127)	(534)
Benefits paid	(140)	(144)

Benefit obligation at end of year	$1,027	$1,238

Funded Status:
(Accrued) benefit cost	$(1,027)	$(1,238)

      Net periodic post-retirement benefit expense includes the following components:

	2005	2004	2003
(In thousands)
Service cost	$—	$—	$—
Interest cost	56	80	81
Recognized actuarial (gain) loss	(127)	(534)	145

Net period benefit cost (income)	$(71)	$(454)	$226

      The cost of healthcare benefits is assumed to increase at an annual rate of 10% for periods after December 31, 2005. Participants with fixed dollar benefits are included at actual cost. Increasing the assumed healthcare expense annual trend rate by one percentage point would increase the accumulated post-retirement benefit obligation as of December 31, 2005 by $33,000 and the interest cost component of the net post-retirement benefit obligation for the year then ended by $11,000. A discount rate of 4.5% was used in determining the accumulated post-retirement benefit.
      Additionally, certain foreign subsidiaries have established funded profit sharing and defined contribution retirement plans.
      The consolidated profit sharing and retirement plan expense totaled $1.1 million in 2005, $1.9 million in 2004, and $2.2 million in 2003.

Note 4.	Shareholders’ Equity
      Pursuant to action by Enesco’s Board of Directors (the Board) on July 22, 1998, effective with the expiration on September 19, 1998 of the stock purchase rights then existing under Enesco’s Stockholder Rights Plan, one new right for each outstanding share of Enesco’s common stock was issued (a New Right) under a Renewed Rights Agreement. Each New Right initially represents the right to purchase one share of common stock for $125.00. The New Rights will only become exercisable, or separately transferable, promptly after Enesco announces that a person has acquired or tendered for 15% or more, or promptly after a tender offer commences that could result in ownership of 15% or more, of the common stock then outstanding.
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

      The New Rights, which have no voting power, expire on July 22, 2008, and are subject to extension. Upon approval by the Board, the New Rights may be redeemed for $.01 each under certain conditions.
      In 1996, the shareholders approved a stock option plan previously adopted by the Board, which provides for both incentive and non-qualified stock options. Options for up to 1.5 million shares of common stock may be granted under the 1996 Plan. The 1996 Plan, as amended by the Board in 1998, provides that non-qualified options for 1,500 shares of common stock be granted annually to each non-employee Director then serving. In 2003, the shareholders approved an amendment, previously adopted by the Board, to the 1996 Plan that increased the number of shares available for option grants under the 1996 Plan from 1.5 million to 3.0 million and provided for vesting of the options over four years, at the rate of 25% of the options per year, without the restrictions on the exercise of vested options that was set forth in the 1996 Plan.
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
      Enesco also has the 1991 Stock Option Plan (the 1991 Plan), which provides for both incentive and non-qualified stock options, under which options for up to 2 million shares of common stock could have been granted. No further options may be granted under the 1991 Plan. The 1991 Plan provides for the granting to select key employees and non-employee directors, of options to acquire shares of common stock at a price not less than their fair market value at the time of grant.
      Other option terms are determined at the time of grant, but normally under the 1991 Plan, options are exercisable only after a one-year waiting period with vesting in four equal annual installments, and expire 10 years from the date of grant. Under the 1996 Plan, options granted prior to April 2003 become exercisable only after a six-month waiting period and upon Enesco’s achievement of certain stock value performance criteria at any time during the first eight years after the date of the grant. Under the 1996 Plan, as amended by shareholder approval in 2003, new options vest equally over four years, with 25% of the shares subject to the vesting on each of the first four anniversary dates of the date of grant of the option, with the options being thereafter exercisable by the optionee regardless of the fair market value of Enesco’s common stock. On the eighth anniversary of the grant, all outstanding options granted under the 1996 Plan will become exercisable. Options granted under the 1996 Plan will expire 10 years from the date of grant.
      In 1998, the Board approved a special 1998 Chairman Stock Option Plan, which provided for a one-time grant of 14,000 non-qualified stock options to Enesco’s then Chairman of the Board. The options become exercisable six months from date of grant and expire 10 years from the date of grant. In 1997, the Board approved a President and Chief Executive Officer Stock Option Plan which provided for special grants of non-qualified stock options to Enesco’s then Chief Executive Officer. The 1997 grant of 100,000 options vested fully in increments of 12,500 shares each month from November 1997 through June 1998, and the options become exercisable six months from the date of grant and expire 10 years from the date of grant.
      At December 31, 2005, we had four stock-based compensation (fixed options) plans, not including plans with options that have fully expired. We account for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation plan cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per common share if Enesco had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based compensation plans:

	2005	2004	2003
(In millions, except per share amounts)
Net income (loss)
As reported	$(54.0)	$(45.2)	$17.3
Pro forma	$(56.4)	$(46.8)	$15.7
Earnings (loss) per common share diluted
As reported	$(3.67)	$(3.05)	$1.20
Pro forma	$(3.83)	$(3.16)	$1.08
      The options granted in 2005, 2004, and 2003 were under the 1996 Plan. The fair value of each option grant in 2005, 2004, and 2003 was estimated at the time of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003

Annual dividend yield	0.0%	0.0%	0.0%
Expected volatility	58.5%	57.7%	57.4%
Risk-free interest rate	4.0%	4.2%	3.5%
Expected life (years)	6.3	6.3	6.3
Weighted-average grant date fair value of options granted during the year, per share	$2.18	$5.04	$4.71
      Stock option status and activity under Enesco’s six stock-based compensation plans including the 1993 options that expired during 2005 are summarized as follows:

		Weighted
	Shares	Average
	(000s)	Exercise Price

Outstanding at December 31, 2002	2,736	$16.32

Granted	527	8.14
Exercised	(134)	5.17
Forfeited	(394)	25.90

Outstanding at December 31, 2003	2,735	$13.96

Granted	516	8.54
Exercised	(262)	5.93
Forfeited	(679)	21.34

Outstanding at December 31, 2004	2,310	$11.49

Granted	584	3.71
Exercised	(50)	6.46
Forfeited	(625)	10.82

Outstanding at December 31, 2005	2,219	$9.53

	2005	2004	2003
	Shares	Shares	Shares
(In thousands)
Options exercisable at year-end	2,104	1,202	1,438

      A summary of information regarding stock options outstanding at December 31, 2005 is as follows:

	Number	Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
	at 12/31/05	Remaining	Exercise	at 12/31/05	Exercise
Range of Exercise Prices	(000s)	Contractual Life	Price	(000s)	Price

$1.70 to $7.00	952	7.45	$4.64	838	$5.05
$7.01 to $10.00	792	7.11	$7.71	792	$7.71
$10.01 to $18.00	222	4.16	$15.07	222	$15.07
$18.01 to $32.07	253	1.60	$28.21	253	$28.81

	2,219	6.33	$9.53	2,104	$9.96

      An analysis of treasury stock transactions for the years ended December 31, 2005, 2004, and 2003 is as follows:

	Common Stock

	Shares	Cost
(In thousands)
Balance at December 31, 2002	11,319	$256,045

Exercise of stock options	(144)	(1,514)
Stock options exchanges	10	105
Investment savings plans — 401(k) issuances	(104)	(1,279)
Non-employee director stock plan issuances	(17)	(189)

Balance at December 31, 2003	11,064	253,168

Exercise of stock options	(262)	(2,951)
Employee service awards	(3)	(32)
Executive employment agreement issuances	(25)	(282)
Investment savings plans — 401(k) issuances	(89)	(1,012)
Non-employee director stock plan issuances	(14)	(161)

Balance at December 31, 2004	10,671	$248,730

Exercise of stock options	(50)	(562)
Employee service awards	(1)	(14)
Executive employment agreement issuances	(46)	(519)
Investment savings plans — 401(k) issuances	(226)	(2,553)
Non-employee director stock plan issuances	(40)	(449)

Balance at December 31, 2005	10,308	$244,633

      In 1987, Enesco introduced an Investment Savings Plan for non-union employees in accordance with Section 401(k) of the Internal Revenue Code. In 2003, Enesco amended the Enesco Group, Inc. Retirement Profit Sharing Plan for Union Employees to allow union employees to make contributions to this plan in accordance with Section 401(k) of the Internal Revenue Code. One of the features of these retirement savings plans provides a common stock match for a portion of employee contributions to eligible employees and allows Enesco a federal income tax deduction equal to the market value of the issued stock. Compensation expense for common stock issued was $0.6 million for 2005, $0.7 million for 2004 and $0.8 million for 2003. On October 14, 2005, Enesco eliminated the company stock match effective December 1, 2005. Matching contributions after the effective date are made in cash to participants’ retirement accounts.
      In 1998, the Board adopted the 1999 Non-Employee Director Stock Plan. The Non-Employee Director Stock Plan allows for an annual retainer of common stock worth $15,000 per annum valued as of the day following the annual meeting for each non-employee director who is not the Chairman of the Board. For service as Chairman of the Board, the Non-Employee Director Stock Plan allows for an annual retainer of common stock worth $37,500 per annum valued as of the day following the annual meeting. Compensation expense for common stock issued to non-employee directors was $0.2 million for 2005, $0.1 million for 2004 and $0.1 million for 2003.
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
      On December 6, 2005, the Board accelerated the vesting of 608,658 options that would have otherwise vested over the next four years. Options held by non-employee directors also were included in the acceleration and the Compensation Committee imposed a holding period that will require that all participants not sell shares acquired through the exercise of an accelerated option (other than shares needed to cover the exercise price and satisfy withholding taxes) prior to the earlier of the date on which exercise would have been permitted under the options’ original vesting terms or, if earlier, the management participants’ last day of employment or, upon the Board participant’s retirement or resignation from the Board. All options that were accelerated as of December 6, 2005 had exercise prices in excess of the market price of Enesco’s common stock on that date. The total compensation cost that would have been recognized in the financial statements in future periods, had we not accelerated the vesting of these options is approximately $1.9 million.
      On June 28, 2000, Enesco entered into a licensing agreement with Time Warner Entertainment Company, LP. Pursuant to this agreement, Enesco issued Time Warner a warrant to purchase 200,000 shares of Enesco’s common stock at an exercise price of $4.375 per share (the “warrant”). Time Warner sold the warrant in August 2003 to Highbridge International. This warrant expired June 27, 2005. The warrant’s fair value of $529,000, which was included in capital in excess of par value, was determined using the Black-Scholes pricing model, assuming an expected life of five years, a dividend yield of 0%, a risk-free interest rate of 6.789% and a volatility factor of 64%. The fair value of the warrant was amortized as a component of royalty expense in cost of sales over the term of the licensing agreement.

Note 5.	Brand Revenues and Geographic Operating Segments
      Enesco operates in the giftware, and home and garden décor industry with five major brand categories. The following table summarizes net sales by major brand for 2005 and 2004:

	2005	2004
(In thousands)
Proprietary designs	$85,984	$87,946
Licensed brands	68,404	70,910
Third-party distribution	26,912	20,285
Precious Moments®(1)	32,431	56,504
Service fees(2)	4,004	—
Other	28,337	35,759
Intercompany	(1,638)	(2,437)

Total consolidated	$244,434	$268,967

(1)	Includes both Precious Moments® product sales recorded under the PMI termination agreement (See Note 9 below) subsequent to June 30, 2005, and continuing sales by non-U.S. operations which were $3.0 million and $2.6 million in 2005 and 2004, respectively.

(2)	Includes sales commissions and distribution service fees subsequent to June 30, 2005 earned from PMI under the transition agreement which services were substantially concluded by December 31, 2005.
      Enesco operates in two major geographic classifications, the U.S. and International (comprised of Canada and Europe). Net revenues and operating profit (loss) are grouped by the location of each customer. The following table summarizes operations by geographic classification for 2005, 2004 and 2003:

	2005	2004	2003
(In thousands)
Net Revenues
U.S.	$130,201	$160,470	$164,842
International	114,233	108,497	91,584

Total consolidated	$244,434	$268,967	$256,426

Operating Profit (Loss)
U.S.	$(51,901)	$(23,464)	$4,594
International	4,731	6,450	10,307

Total consolidated	$(47,170)	$(17,014)	$14,901

Long-lived Assets
U.S.
Property, plant & equipment, net	$9,783	$14,767	$22,480
Other assets	11,499	12,450	25,260

Total U.S.	21,282	27,217	47,740

International
Property, plant & equipment, net	5,721	7,742	5,861
Other assets	3,072	4,151	2,952

Total International	8,793	11,893	8,813

Total consolidated	$30,075	$39,110	$56,553

Capital Expenditures
U.S.	$1,654	$3,605	$4,714
International	694	947	1,204

Total consolidated	$2,348	$4,552	$5,918

Depreciation and Amortization
U.S.	$6,448	$4,950	$3,410
International	1,320	2,161	1,826

Total consolidated	$7,768	$7,111	$5,236

      Total net revenues recorded in the U.K. for 2005, 2004 and 2003 were $76.9 million, $71.5 million and $55.6 million, respectively. Total long-lived assets in the U.K. at December 31, 2005, 2004 and 2003 were $7.7 million, $10.5 million and $6.6 million, respectively.
      Total net revenues recorded in Canada for 2005, 2004 and 2003 were $29.8 million, $30.1 million and $30.8 million, respectively. Total long-lived assets in Canada at December 31, 2005, 2004 and 2003 were $0.8 million, $0.9 million and $0.8 million, respectively.

      Transfers between geographic areas are made at the market value of the merchandise transferred. No single customer accounted for 10% or more of consolidated net revenues. Export revenues from sales to foreign unaffiliated customers represent less than 10% of consolidated net revenues.

Note 6.	Income Taxes
      Prior year amounts have been reclassified to conform to current year presentation. The domestic and foreign components of income (loss) before income taxes are as follows:

	2005	2004	2003
(In thousands)
Domestic	$(59,540)	$(31,140)	$(5,482)
Foreign	9,862	13,307	19,814

	$(49,678)	$(17,833)	$14,332

      Income taxes (benefit) consist of the following:

	2005	2004	2003
(In thousands)
Currently payable:
Federal	$(840)	$—	$(8,004)
State and local	(120)	111	(820)
Foreign	5,160	3,366	5,008

Total current	4,200	3,477	(3,816)

Deferred:
Federal	—	17,637	608
State and local	—	5,505	220
Foreign	147	736	38

Total deferred	147	23,878	866

Total income tax expense (benefit)	$4,347	$27,355	$(2,950)

      A reconciliation of the tax expense computed at the U.S. federal statutory tax rate to the total income tax expense (benefit) is as follows:

	2005	2004	2003
(In thousands)
Expense (benefit) at federal statutory rate	$(17,387)	$(6,242)	$5,018
State taxes, net of federal income tax effect	(2,135)	(3,578)	(387)
Income of foreign subsidiaries subject to U.S. taxation	2,720	1,358	—
Increase in valuation allowance charged to income tax expense	28,434	18,640	—
Accrual of deferred taxes on unremitted earnings of certain foreign subsidiaries	(7,013)	17,406	—
Recognition (reduction) of foreign tax rates	(897)	(99)	(600)
Impact of prior year’s return filings	(1,215)	—	—
Other	210	(130)	(129)

	2,717	27,355	3,902
Increase (reduction) in income tax accruals	1,630	—	(6,852)

Income tax expense (benefit)	$4,347	$27,355	$(2,950)

      The 2005 increase (reduction) in income tax accruals includes an expense of $2.8 million related to the establishment of a reserve for an audit assessment, and a $1.1 million benefit from the reversal of previously recorded tax reserves no longer required.
      The 2004 tax expense includes a non-cash provision of $18.6 million to establish a valuation allowance with respect to deferred tax assets, as explained below. Effective as of December 31, 2004, Enesco was no longer able to rely upon the indefinite reversal criteria of Accounting Principles Board (APB) Opinion No. 23 with respect to the reinvested earnings of certain of its foreign subsidiaries due to the anticipated guarantee in 2005 of Enesco’s domestic debt by those subsidiaries, resulting in the recognition of a $17.4 million deferred tax liability and related tax expense. The debt guarantees were put into effect during August 2005 resulting in the recognition of deemed dividends from those subsidiaries for tax purposes under the U.S. Internal Revenue Code. Enesco elected to treat foreign taxes previously paid as deductions for U.S. federal tax purposes rather than as credits that would be unlikely to be used to offset future tax liabilities and, accordingly, reversed $7.0 million of the liability to 2005 tax expense, as noted above.
      The 2003 benefit of $6.8 million related to the reduction of income tax accruals, which were no longer required due to the expiration of various statutes of limitations.
      Income taxes paid for the years ended December 31, 2005, 2004, and 2003 were $6.3 million, $3.9 million, and $4.5 million respectively.
      Enesco made no qualifying repatriations under the American Jobs Creation Act of 2004 (the “Act”) during 2005 as there was no benefit to earnings repatriations under the Act in light of Enesco’s current and prior year domestic net operating loss (NOL) carryforwards.
      Significant components of Enesco’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

(In thousands)	2005	2004

Deferred tax assets
Net operating loss carryforwards	$34,687	$29,263
Inventory valuation allowances	2,870	2,077
Accounts receivables valuation allowances	2,407	1,556
Employee and retiree benefits	569	1,242
Asset bases differences	2,322	1,256
Accrued expenses	1,416	302
Deferred gain on sale of fixed assets	2,543	3,417
Other assets	4,115	934

Subtotal	$50,929	$40,047
Valuation allowance	(47,074)	(18,640)

Total deferred tax assets	3,855	21,408
Deferred tax liabilities
Unremitted earnings of foreign subsidiaries	—	17,406

Net deferred tax assets	$3,855	$4,002

Consisting of:
Current assets	$783	$920
Other assets	3,072	3,082

Total	$3,855	$4,002

      As of December 31, 2005, Enesco had estimated carryforwards for U.S. tax purposes as follows: i) NOLs of $86.7 million, which expire between 2020 and 2025, and ii) charitable contribution carryforwards of $2.4 million, which expire between 2006 and 2010.

      In 2004, due to the uncertainty of the realization of the deferred tax assets, consisting principally of NOLs, Enesco provided a valuation allowance of $18.6 million. In 2005, no benefit was recorded for Enesco’s domestic NOLs as the result of a $28.4 million valuation allowance provision. The changes in the valuation allowances for 2005 and 2004 were $28.4 million and $18.6 million, respectively. The ultimate realization of the net deferred tax assets is dependent upon the generation of future taxable income during i) the years in which temporary differences reverse and ii) the years prior to the expiration of the NOLs. Management considers appropriate tax planning strategies in making an assessment of the likelihood of realizing the deferred tax assets. Based on the consideration of these factors, management believes that it is more likely than not that Enesco will realize the above net deferred tax assets as of December 31, 2005 and 2004, respectively.

Note 7.	Commitments and Contingencies
      Enesco incurred rental expense under operating leases of $5.2 million in 2005, $5.1 million in 2004 and $4.3 million in 2003.
      The minimum rental commitments under non-cancelable operating leases as of December 31, 2005, are as follows:

(In thousands)

2006	$5,843
2007	2,241
2008	1,369
2009	954
2010	581
Later years	1,564

Total minimum future rentals	$12,552

      Enesco has entered into various licensing agreements requiring royalty payments ranging from 2% to 20% of specified product revenues. Royalty expenses, which are charged to cost of sales under these licensing agreements, totaled $16.9 million in 2005, $26.0 million in 2004 and $18.9 million in 2003. Future minimum guaranteed royalty payments are $2.1 million in 2006 and $0.3 million in 2007.
      On December 10, 2004, Enesco sold its Elk Grove Village property, a warehouse and distribution facility, and certain machinery and equipment, for approximately $19.8 million and agreed to a five-year leaseback of the facility. The assets sold had a net book value of $6.6 million at the date of sale, resulting in the recognition of a $4.0 million gain on the sale in December 2004. An additional $8.6 million of gain was deferred, to be recognized over the five-year term of the lease. In December 2005, Enesco notified the lessor of this facility that it would terminate the lease on December 31, 2006 as provided for under the early termination clause of the agreement. The deferred gain, which totaled $6.9 million at December 1, 2005, will be recognized ratably over the 13-month period ending December 31, 2006.
      There are various legal proceedings pending against Enesco, which have arisen during the normal course of business. Management believes the ultimate outcome of those legal proceedings will not have a material adverse impact on the financial position or results of operations of Enesco.

Note 8.	Acquisitions, Divestitures and Goodwill
      Bilston & Battersea Enamels plc (B&B), a manufacturer and distributor of giftware, home accessories and related products, including high quality, hand-decorated enamels and sculptural boxes sold under certain Halcyon Days® brands, was acquired by Enesco in April 2003. Enesco paid approximately $4.4 million in cash ($3.7 million net of acquired cash), which resulted in $2.9 million of goodwill related to the purchase.

      In February 2004, Enesco acquired Gregg Gift, a supplier and distributor of giftware in the U.S., for $7.3 million. In connection with the acquisition, Enesco recorded approximately $5.3 million of goodwill.
      On July 21, 2004, the Enesco acquired certain assets of Dartington Crystal Limited (Dartington) through its United Kingdom subsidiary, Enesco Limited, for $7.0 million in cash. The purchase price was funded by internally generated cash from Enesco Limited. Dartington designs and manufactures a full range of uncut crystal products, such as glassware, bowls, vases, candleholders and giftware. For the year ended December 31, 2005, Dartington contributed approximately $13.6 million to consolidated net revenues. In the fourth quarter of 2005, we performed our first annual impairment analysis on the Dartington goodwill, and we concluded that impairment existed at December 31, 2005. A complete write-off of the Dartington goodwill of $1.1 million was recorded at December 31, 2005.
      As a result of our new product strategy announced in September 2005, it was decided that glassware was no longer a strategic fit for Enesco. We therefore actively began marketing the sale of the Dartington operation in the U.K. during the fourth quarter of 2005. Enesco currently is reviewing offers and will consider only those that exceed the current borrowing availability associated with the Dartington assets.
      The results of operations of these acquisitions are included in the Consolidated Statements of Operations since the dates of their acquisition. The goodwill balance in 2005 was only impacted by the write-off of the Dartington goodwill of $1.1 million and changes to foreign currency exchange rates.

Note 9.	Precious Moments Licensing Agreement Termination
      On May 17, 2005, we terminated our license agreement with Precious Moments, Inc. (PMI) to sell Precious Moments® products. On July 1, 2005, we began operating under an agreement with PMI where Enesco provided PMI transitional services related to its licensed inventory through December 31, 2005. In conjunction with the PMI termination agreement, in June 2005 we incurred a loss of $7.7 million equal to the cost of inventory transferred to PMI. Management does not expect to provide any transition services in 2006, as PMI has exercised its option to perform the services in-house beginning January 1, 2006.
      During the transition period Enesco maintained inventories of PMI products on a consignment basis and processed sales orders on PMI’s behalf. Enesco recorded the gross sale and cost of sale of PMI products and, additionally, recorded a charge to cost of sales for the sale amounts to be remitted to PMI, net of the amounts due from PMI for inventory purchases. Enesco also earned sales commissions and service fees from PMI for product fulfillment, selling and marketing costs. At December 31, 2005, the net amount owed PMI was $2.8 million.

Note 10.	Restructuring
      In April 2005, the Lilliput Lanetm manufacturing facility in Workington, U.K. was closed and its operations were consolidated into the Penrith, England manufacturing plant. The closure resulted in a personnel reduction of 55 employees with a one-time cost of $0.9 million. The Workington plant was sold in September 2005 for $0.8 million, an amount approximating its net book value less ordinary disposal costs.
      On September 29, 2005, Enesco Limited announced its plan for an additional reduction in workforce and recorded a severance charge of $0.6 million, which is included in selling, general and administrative expenses in the Consolidated Statements of Operations.
      As part of our Operating Improvement Plan, Enesco contracted with National Distribution Centers (NDC), a third-party logistics firm, to manage our primary U.S. warehousing and distribution operations. NDC operates a leased facility in the Indianapolis metropolitan area, of which Enesco occupies approximately 150,000 square feet. In late December 2005 we began moving inventory from our EGV facility to NDC and in January 2006, NDC began shipping products to our customers. To account for the costs associated with the transition, we recorded a restructuring charge of $0.2 million in the fourth quarter of 2005. The EGV facility is scheduled to close in 2006. Employment levels at the EGV facility were reduced by 87 positions in January 2006 and an additional 87 positions are expected to be terminated in 2006 as business needs dictate.
      The Operating Improvement Plan also includes the termination of leases at seven Enesco U.S. showrooms. We have established a restructuring reserve of $0.6 million, which includes employee severances, showroom lease termination costs and other expenses associated with the showroom closures.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Enesco Group, Inc.:
      We have audited the accompanying consolidated balance sheets of Enesco Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as it relates to the years ended December 31, 2005, 2004, and 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Enesco Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Chicago, Illinois
March 31, 2006

ENESCO GROUP, INC.
Quarterly Financial Information
For the Years 2005 and 2004 (Unaudited)
      The following tables set forth information with respect to the consolidated quarterly results of operations for 2005 and 2004. The amounts are unaudited, but, in the opinion of the management of Enesco, include all adjustments necessary to present fairly the results of operations for the periods indicated.
      Net revenues of $56.0 million in the fourth quarter 2005 decreased $13.7 million compared to $69.7 in the fourth quarter of 2004. Approximately $11.6 million of the decrease was attributable to a decline in Precious Moments® revenues due to the termination of the U.S. license agreement during the second quarter of 2005. The decline in gross margin of $5.8 million was largely the result of the revenue decrease. Additionally, the gross margin percentage decreased to 29.6% from 32.0% in the fourth quarter of 2004. The percentage decline was caused by increases in the slow-moving and excess inventory reserves, which resulted from the additional discontinued inventories arising from the reduction in the number of product lines pursuant to implementing strategies under our Operating Improvement Plan. Selling, general and administrative expenses declined $4.8 million largely due to headcount reductions and other cost saving initiatives implemented throughout the quarter. Operating income in the fourth quarter of 2005 was also adversely effected by the Dartington goodwill write-off of $1.1 million, and severance and restructuring provisions of $1.0 million; there were no similar changes to operating in the fourth quarter of 2004.
      Operating profit (loss) in the fourth quarter of 2004 benefited from a $4.0 million gain on sale of a building of $0.8 million compared to recognizing a deferred gain on sale of building of $0.8 million in the fourth quarter of 2005. Also in the fourth quarter of 2004, Enesco recorded a non-cash income tax expense of $18.6 million to establish a valuation allowance with respect to deferred tax assets and an additional non-cash income tax expense of $17.4 million to record a deferred tax liability with respect to unremitted earnings of foreign subsidiaries. Additionally, Enesco recorded a $2.2 million increase to cost of sales for excess and obsolete inventory.

	For the Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2005	2005	2005	2005

Net revenues	$60,084	$49,159	$79,221	$55,970
Cost of sales	37,481	30,180	46,824	39,450
Loss on license termination	—	7,713	—	—

Gross profit	22,603	11,266	32,397	16,520
Selling, general and administrative expenses(2)	35,282	32,511	31,413	30,750

Operating profit (loss)	$(12,679)	$(21,245)	$984	$(14,230)

Net loss	$(15,216)	$(22,036)	$(2,115)	$(14,658)

(Loss) per common share:(1)
Basic	$(1.04)	$(1.50)	$(0.14)	$(0.99)
Diluted	$(1.04)	$(1.50)	$(0.14)	$(0.99)

	For the Three Months Ended

	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004

Net revenues	$52,323	$61,695	$85,291	$69,658
Cost of sales	30,014	34,466	50,578	47,365

Gross profit	22,309	27,229	34,713	22,293
Selling, general and administrative expenses	29,856	29,100	33,056	35,531
Sale of building (gain)	—	—	—	(3,985)

Operating profit (loss)	$(7,547)	$(1,871)	$1,657	$(9,253)

Net income (loss)	$(4,402)	$(1,152)	$1,039	$(40,673)

Earnings (loss) per common share:(1)
Basic	$(0.31)	$(0.08)	$0.07	$(2.80)
Diluted	$(0.31)	$(0.08)	$0.07	$(2.80)

(1)	The sum of basic and diluted earnings (loss) per share for 2005 and 2004 quarters does not equal the full year amount due to rounding and the impact of changes in average shares outstanding.

(2)	Selling, general and administrative expenses include $428 thousand, $428 thousand, $428 thousand and $815 thousand of amortization of deferred gain on sale of building for the quarters ended March 31, June 30, September 30 and December 31, 2005, respectively.

ENESCO GROUP, INC.
Schedule II. Valuation and Qualifying Accounts and Reserves
For the Years Ended December 31, 2005, 2004 and 2003

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
	Period	Expenses	Accounts(2)	Deductions(1)	Period

For the year ended December 31, 2003:
Reserves for uncollectible accounts	$2,567,892	$2,156,292	$—	$1,977,243	$2,746,941
Reserves for returns and allowances	$1,182,917	$—	$3,420,902	$2,953,491	$1,650,328
Reserves for customer rebates(3)	$189,300	$17,200	$—	$—	$206,500
Reserve for restructuring	$494,034	$—	$—	$172,234	$321,800
Reserve for discontinued operations	$212,457	$—	$—	$123,156	$89,301
Valuation allowance for deferred tax assets	$—	$—	$—	$—	$—
For the year ended December 31, 2004:
Reserves for uncollectible accounts	$2,746,941	$2,329,074	$—	$1,743,779	$3,332,236
Reserves for returns and allowances	$1,650,328	$—	$2,604,931	$1,754,739	$2,500,520
Reserves for customer rebates	$206,500	$—	$485,353	$59,430	$632,423
Reserve for restructuring	$321,800	$—	$—	$(321,800)	$—
Reserve for discontinued operations	$89,301	$—	$—	$(7,150)	$82,151
Valuation allowance for deferred tax assets	$—	$18,640,000	$—	$—	$18,640,000
For the year ended December 31, 2005:
Reserves for uncollectible accounts	$3,332,236	$4,182,412	$—	$2,797,882	$4,716,766
Reserves for returns and allowances	$2,500,520	$—	$2,327,939	$1,764,809	$3,063,650
Reserves for customer rebates	$632,423	$—	$649,355	$313,278	$968,500
Reserve for restructuring	$—	$647,650	$—	$—	$647,650
Reserve for discontinued operations	$82,151	$—	$—	$26,478	$55,673
Valuation allowance for deferred tax assets	$18,640,000	$28,433,650	$—	$—	$47,073,650

(1)	Deductions reported for reserves for uncollectible accounts represent the actual write-off of customer accounts in part or full, deductions for reserves for returns and allowances represent actual customer allowances, and deductions for reserves for downsizing corporate headquarters, restructuring, and discontinued operations represent actual payments made relating to these activities.

(2)	Charged to other accounts reported for reserves for returns and allowances and for reserves for customer rebates represent additions to the reserves charged to revenue.

(3)	Data is not provided separately for additions and deductions columns of reserves for customer rebates as the amounts are immaterial.

ENESCO GROUP, INC.
Five-Year Financial Highlights
For the Years 2005, 2004, 2003, 2002 and 2001
      The financial data set forth below should be read in connection with the financial statements, accompanying notes and management’s discussion and analysis on the preceding pages.

	2005	2004	2003	2002	2001
(In thousands, except per shre amounts)
Net revenues	$244,434	$268,967	$256,426	$262,330	$275,294
Cost of sales	153,935	162,423	140,714	151,264	167,358
Loss on license termination	7,713	—	—	—	—

Gross profit	$82,786	$106,544	$115,712	$111,066	$107,936
Selling, general and administrative expenses	129,956	127,543	100,811	98,369	116,456
Gain on sale of building	—	(3,985)	—	—	—
Amortization of goodwill	—	—	—	—	1,950

Operating profit (loss)	(47,170)	(17,014)	14,901	12,697	(10,470)
Interest expense	(2,260)	(1,148)	(787)	(747)	(1,523)
Interest income	201	404	537	286	371
Other expense, net	(449)	(75)	(319)	(460)	(420)

Income (loss) before income taxes and cumulative effect of a change in accounting principle	(49,678)	(17,833)	14,332	11,776	(12,042)
Income tax (expense) benefit	(4,347)	(27,355)	2,950	8,897	13,153

Income (loss) before cumulative effect of a change in accounting principle	(54,025)	(45,188)	17,282	20,673	1,111
Cumulative effect of a change in accounting principle, net of income taxes	—	—	—	(29,031)	—

Net income (loss)	$(54,025)	$(45,188)	$17,282	$(8,358)	$1,111

Earnings (Loss) per Common Share:
Basic:
Income (loss) before cumulative effect of a change in accounting principle	$(3.67)	$(3.16)	$1.23	$1.49	$0.08
Cumulative effect of a change in accounting principle, net of income taxes	$—	$—	$—	$(2.09)	$—
Net income (loss)	$(3.67)	$(3.16)	$1.23	$(0.60)	$0.08
Diluted:
Income (loss) before cumulative effect of a change in accounting principle	$(3.67)	$(3.16)	$1.20	$1.47	$0.08
Cumulative effect of a change in accounting principle, net of income taxes	$—	$—	$—	$(2.09)	$—
Net income (loss)	$(3.67)	$(3.16)	$1.20	$(0.60)	$0.08
Average shares of common stock:
Basic	14,739	14,309	14,028	13,854	13,708
Diluted	14,747	14,821	14,444	14,110	13,836
Shares of common stock outstanding at year end	14,920	14,557	14,164	13,909	13,769
Market value per common share at year end	$1.84	$8.08	$10.32	$7.08	$6.30
Cash dividends declared	$—	$—	$—	$—	$—
Dividends declared per common share	$—	$—	$—	$—	$—
Capital expenditures	$2,348	$4,552	$5,918	$4,284	$2,729
Depreciation and amortization	$7,768	$7,111	$5,236	$5,014	$5,071
Working capital	$24,032	$79,995	$94,351	$76,099	$54,389
Total assets	$130,191	$193,883	$202,468	$179,785	$219,551
Total long-term liabilities	$1,281	$9,838	$3,551	$3,795	$8,938
Shareholder’s equity	$52,826	$109,267	$147,239	$121,913	$126,377
Book value per common share	$3.54	$7.51	$10.40	$8.76	$9.18
Return on average shareholders’ equity	(67)%	(35)%	13%	(7)%	1%
Footnotes are provided on the Selected Financial Data schedule of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no changes or disagreements with accountants on accounting or financial disclosure during the last two fiscal years.

Item 9A.	Controls and Procedures
      (a) Our management, including our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of December 31, 2005. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed by Enesco under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Enesco’s management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer concluded that the Enesco’s disclosure controls and procedures were effective as of December 31, 2005.
      (b) There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      On December 6, 2005, the Board of Directors approved the accelerated vesting of options to acquire 608,658 shares of common stock held by employees and non-employee directors that would have otherwise vested over the next four years. In connection with the acceleration, all holders of accelerated options are restricted from selling shares acquired through the exercise of an accelerated option (other than shares needed to cover the exercise price and satisfy income tax withholding obligations) prior to the earlier of the date on which the exercise would have been permitted under the original vesting terms of the options or, if earlier, the participant’s last day of employment. All options that were accelerated as of December 6, 2005 had exercise prices in excess of the market price of our common stock on that date. The primary purpose of the acceleration of vesting of these options was to eliminate the future compensation expense that we would have otherwise been required to recognize in our consolidated statement of operations with respect to these options once the revised FASB Statement No. 123, Accounting for Stock-Based Compensation, became effective for reporting periods beginning in January 2006. As a result of the acceleration, we expect to avoid recognition of approximately $1.9 million of compensation expense over the course of the original vesting period of these options.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information required by this item regarding the directors of Enesco is set forth under the captions “Proposal 1: Election of Directors” and “Information as to Board of Directors and Nominees” and for the executive officers of Enesco, under the caption “Executive Officers”, included in Enesco’s Proxy Statement which is incorporated herein by reference.
      Information required by this item regarding reporting compliance is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in Enesco’s Proxy Statement and is incorporated herein by reference. Enesco will file its Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of the 2005 fiscal year end covered by this Report.

Item 11.	Executive Compensation
      Information required by this item is set forth under the captions “Executive Compensation,” “Human Resource and Compensation Committee Report on Executive Compensation,” “Performance Graph,” “Compensation of Directors” and “Compensation Committee Interlocks and Insider Participation” in Enesco’s Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters
      Information required by this item regarding equity compensation plans is set forth under the caption “Executive Compensation” in Enesco’s Proxy Statement and is incorporated herein by reference.
      Information required by this item regarding security ownership of management is set forth under the caption “Our Largest Shareholders” and “Shares Held by Our Directors and Executive Officers” in Enesco’s Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information required by this item is set forth under the caption “Certain Relationships and Related Transactions” in Enesco’s Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      Information required by this item is set forth under the caption “Independent Registered Public Accounting Firm” in Enesco’s Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) and (2) Financial Statements and Schedules. The financial statements and schedules required by this Item are listed in the Index to Financial Statements and Schedules of Enesco Group, Inc. in this Form 10-K.
      (a)(3) Exhibits. The exhibits required by this Item are listed in the Exhibit Index of this Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March 2006.

ENESCO GROUP, INC.
(Registrant)

By:	/s/ Cynthia Passmore

Cynthia Passmore
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 31st day of March, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Cynthia Passmore Cynthia Passmore	Director, President and Chief Executive Officer

/s/ Anthony G. Testolin Anthony G. Testolin	Chief Accounting Officer and Principal Financial Officer

/s/ Anne-Lee Verville Anne-Lee Verville	Chairman of the Board, Director

/s/ Richard W. Blackburn Richard W. Blackburn	Director

/s/ Donna Brooks Lucas Donna Brooks Lucas	Director

/s/ Leonard A. Campanaro Leonard A. Campanaro	Director

/s/ George R. Ditomassi George R. Ditomassi	Director

/s/ Judith R. Haberkorn Judith R. Haberkorn	Director

/s/ Thane A. Pressman Thane A. Pressman	Director

EXHIBIT INDEX

Item 601		Exhibit

2	(a)*	Stock and Asset Purchase Agreement dated as of November 24, 1997 by and between Stanhome Inc. and Laboratoires De Biologie Vegetale Yves Rocher. (Exhibit 2.1 to Form 8-K filed on December 31, 1997 in Commission File No. 0-1349.)

3	(a)*	Articles of Incorporation as amended. (Exhibit 3(a) to Form 10-K filed on March 12, 2004 in Commission File No. 0-1349.)

3	(b)*	By-Laws. (Exhibit 3(b) to Form 10-K filed on March 12, 2004 in Commission File no. 0-1349.)

4	(a)*	Renewed Rights Agreement dated as of July 22, 1998 between Enesco Group, Inc. and Mellon Investor Services L.L.C. (Exhibit 4 to Form 8-K filed on July 23, 1998 in Commission File No. 0-1349.)

10	(a)*	1991 Stock Option Plan, as amended and restated through December 4, 1996. (Exhibit 10 (b) to Form 10-K filed for the period ended December 31, 1996 in Commission File No. 0-1349.)

10	(b)*	Special Interim Chief Executive Officer Stock Option Plan. (Exhibit 10(c) to Form 10-K filed for the period ended December 31, 1993 in Commission File No. 0-1349.)

10	(c)*	Amended and Restated 1996 Long-Term Incentive Plan. (Exhibit 4.1 to Form S-8 filed on May 21, 2004 in Commission File No. 0-1349.)

10	(d)*	1998 Chairman Stock Option Plan. (Exhibit 10(f) to Form 10-K filed for the period ended December 31, 1998 in Commission File No. 0-1349.)

10	(e)*	Non-Employee Director Stock Plan. (Exhibit 10 to Form 10-Q filed for the period ended March 31, 1995 in Commission File No. 0-1349.)

10	(f)*	Amended and Restated 1999 Non-Employee Director Stock Plan. (Exhibit 4.1 to Form S-8 filed on May 21, 2004 in period ended March 31, 1995 in Commission File No. 0-1349.)

10	(g)*	Form of Change in Control Agreement. (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1992 in Commission File No. 0-1349.) A substantially identical agreement exists with Cynthia Passmore-McLaughlin.

10	(h)*	Form of Change in Control Agreement with certain executive officers and non-executive officers (Exhibit 19(c) to Form 10-K filed for the period ended December 31, 1991 in Commission File No. 0-1349.) Substantially identical agreements exist with M. Frances Durden, Josette V. Goldberg, Paula E. Manley, Jeffrey S. Smith and Charles E. Sanders.

10	(i)*	Enesco Group, Inc. Supplemental Retirement Plan, as amended and restated, effective January 1, 2005. (Exhibit 10(i) to Form 10-K filed for the period ended December 31, 2004 in Commission File No. 0-1349).

10	(j)*	Seventh Amendment and Termination Agreement dated May 17, 2005 between Precious Moments, Incorporated and Enesco Group, Inc. (Exhibit 99.1 to Form 8-K filed on May 18, 2005 in Commission File No. 0-1349).

10	(k)*	Seventh Amendment to Second Amended and Restated Senior Revolving Credit Agreement dated May 16, 2005 by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 99.1 to Form 8-K filed on May 26, 2005 in Commission File No. 0-1349).

10	(l)*	Eighth Amendment to Second Amended and Restated Senior Revolving Credit Agreement dated as of July 7, 2005, by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 99.1 to Form 8-K filed on July 7, 2005 in Commission File No. 001-09267).

Item 601		Exhibit

10	(m)*	Letter Amendment to Eighth Amendment to Second Amended and Restated Revolving Credit Agreement among Enesco Group, Inc., Fleet National Bank and LaSalle Bank N.A. (Exhibit 99.1 to Form 8-K filed on July 28, 2005 in Commission File No.

10	(n)*	Complaint filed against Department 56, Inc., Sunshine Productions, Inc., Kevin Knowles and Jim Shore Designs, Inc. in the United States District Court, Northern District of Illinois, Eastern Division dated as of July 29, 2005. (Exhibit 99.1 to Form 8-K filed on July 29, 2005 in Commission File No. 001-09267).

10	(o)*	Amended complaint, dated August 15, 2005, filed against Department 56, Inc., Sunshine Productions, Inc., Kevin Knowles and Jim Shore Designs, Inc. in the United States District Court, Northern District of Illinois, Eastern Division. (Exhibit 99.1 to Form 8-K filed on August 16, 2005 in Commission File No. 001-09267).

10	(p)*	Memorandum in Support of Motion for Preliminary Injunction as to Department 56, dated August 15, 2005, filed against Department 56, Inc., Sunshine Productions, Inc., Kevin Knowles and Jim Shore Designs, Inc. in the United States District Court, Northern District of Illinois, Eastern Division. (Exhibit 99.2 to Form 8-K filed on August 16, 2005 in Commission File No. 001-09267).

10	(q)*	License Agreement between Jim Shore Designs, Inc. and Enesco Group, Inc. (Exhibit 10 to Form 8-K filed on October 5, 2004 in Commission File No. 0-1349.)

10	(r)*	Second Amended and Restated Senior Revolving Credit Agreement dated June 16, 2003 by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10.1 to Form 8-K filed on June 19, 2003 in Commission File No. 0-1349.)

10	(s)*	First Amendment to Second Amended and Restated Senior Revolving Credit Agreement by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10(r) to Form 10-K filed on March 12, 2004 in Commission File No. 0-1349.)

10	(t)*	Second Amendment to Second Amended and Restated Senior Revolving Credit Agreement by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10.1 to Form 8-K filed on August 11, 2004 in Commission File No. 0-1349.)

10	(u)*	Third Amendment to Second Amended and Restated Senior Revolving Credit Agreement by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10.1 to Form 10-Q filed on November 8, 2004 in Commission File No. 0-1349.)

10	(v)*	Fourth Amendment to Second Amended and Restated Senior Revolving Credit Agreement by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10.1 to Form 8-K filed on November 24, 2004 in Commission File No. 0-1349.)

10	(w)*	Mortgage, Assignment of Leases and Rents and Security Agreement between Enesco Group, Inc. and Fleet National Bank, as Agent (Exhibit 10.2 to Form 8-K filed on November 24, 2004 in Commission File No. 0-1349.)

10	(x)*	Fifth Amendment to Second Amended and Restated Senior Revolving Credit Agreement by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10.1 to Form 8-K filed January 31, 2005 in Commission File No. 0-1349.)

10	(y)*	ROA Incentive Program 2004. (Exhibit 10.1 to Form 10-Q filed on May 10, 2004).

10	(z)*	Cynthia Passmore-McLaughlin Employment Agreement (Exhibit 10 to Form 8-K filed on September 16, 2004 in Commission File No. 0-1349).

10	(aa)*	Enesco Group, Inc. 2005 Bonus Plan. (Exhibit 10(aa) to Form 10-K filed for the period ended December 31, 2004 in Commission File No. 1349).

10	(bb)*	Enesco Group, Inc. Senior Leadership Bonus Program 2005. (Exhibit 10(bb) to Form 10-K filed for the period ended December 31, 2004 in Commission File No. 1349).

Item 601		Exhibit

10	(cc)*	Agreement to Purchase Industrial Building between Enesco Group, Inc. and CenterPoint Properties Trust dated December 10, 2004. (Exhibit 99 to Form 8-K filed on December 13, 2004 in Commission File No. 0-1349).

10	(dd)*	Letter Amendment to Fifth Amendment to Second Amended and Restated Revolving Credit Agreement among Enesco Group, Inc., Fleet National Bank and LaSalle Bank N.A. (Exhibit 10 to Form 8-K filed on February 17, 2005 in Commission File No. 0-1349).

10	(ee)*	Sixth Amendment to Second Amended and Restated Revolving Credit Agreement among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 10 to Form 8-K filed on March 29, 2005 in Commission File No. 0-1349).

10	(ff)*	Ninth Amendment to Second Amended and Restated Senior Revolving Credit Agreement dated as of August 31, 2005, by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 99.1 to Form 8-K filed on September 1, 2005 in Commission File No. 001-09267).

10	(gg)*	Letter Amendment to Ninth Amendment to Second Amended and Restated Revolving Credit Agreement among Enesco Group, Inc., Bank of America, N.A. (formerly known as “Fleet National Bank”) and LaSalle Bank N.A., dated as of September 29, 2005. (Exhibit 10.9 to Form 10-Q filed on November 9, 2005 in Commission File No. 001-09267).

10	(hh)*	Agreement dated as of November 18, 2005 between National Distribution Centers, L.P. and Enesco Group, Inc., (Exhibit 99.2 to Form 8-K filed on November 23, 2005 in Commission File No. 001-09267).

10	(ii)*	Tenth amendment to Second Amended and Restated Senior Revolving Credit Agreement, dated as of December 21, 2005, by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 99.1 to Form 8-K filed on December 21, 2005 in Commission File No. 001-09267).

10	(jj)*	First Amendment to the Executive Employment Agreement between Enesco Group, Inc., and Cynthia Passmore, dated January 16, 2006 (Exhibit 99.1 to Form 8-K filed on January 17, 2006 in Commission File No. 001-09267).

10	(kk)*	Form of Change in Control Agreement. (Exhibit 99.1 to Form 8-K filed on January 23, 2006 in Commission File No. 001-09267).

10	(ll)*	Settlement Agreement dated January 30, 2006 which includes as Exhibit A the Strategic Alliance Agreements, dated January 30, 2006 and effective November 23, 2005, between Enesco Group, Inc. and Jim Shore Designs, Inc. (Exhibit 99.1 to Form 8-K filed on January 30, 2006 in Commission File No. 001-09267).

10	(mm)*	Enesco Group, Inc. Standards of Business Conduct and Ethics 2006: Adopted February 10, 2006. (Exhibit 99.1 to Form 8-K filed on February 14, 2006 in Commission File No. 001-09267).
99.1 Modification of Strategic Alliance Agreement (0206-1) with Jim Shore Designs, Inc., dated March 22, 2006. (Exhibit 99.1 to Form 8-K filed on March 23, 2006 in Commission File No. 001-09267).

10	(nn)*	Modification of Strategic Alliance Agreement (0206-2) with Jim Shore Designs, Inc., dated March 22, 2006.

10	(oo)*	Modification of Strategic Alliance Agreement (0206-4) with Jim Shore Designs, Inc., dated March 22, 2006. (Exhibit 99.3 to Form 8-K filed on March 23, 2006 in Commission File No. 001-09267).

10	(pp)	1999 Non-Employee Director Plan as Amended May 19, 2004 Certificate of Grant of Non-Qualified Stock Options

Item 601		Exhibit

10	(qq)	1996 Long-Term Incentive Plan as Amended May 19, 2004 Certificate of Grant of Non-Qualified Stock Options

10	(rr)	1996 Long-Term Incentive Plan as Amended May 19, 2004 Certificate of Grant of Restricted Stock for Achievement Award Winners

10	(ss)	1996 Long-Term Incentive Plan as Amended May 19, 2004 Certificate of Grant of Restricted Stock for New Employees

21		Subsidiaries of Enesco Group, Inc.

23		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Statement of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated By Reference