Form 10-Q
period 2006-03-31
ENESCO GROUP INC
filed 2006-05-12
CIK 93542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ____
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At April 27, 2006, 14,909,283 shares of the registrant’s Common Stock were outstanding.

ENESCO GROUP, INC.

Forward-Looking Statements
This report and other written reports and oral statements made from time to time by Enesco Group, Inc. and its subsidiaries (“Enesco,” “we” or “our”) and its management may contain cautionary or “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.
These statements can be identified by the use of such words as “anticipate,” “estimate,” “could,” “expect,” “project,” “intend,” “plan,” “believe” and other words of similar meaning, but these words are not the exclusive means of identifying such statements. In particular, these include statements relating to intentions, beliefs or current expectations concerning, among other things, future performance, results of operations and the outcome of contingencies, such as legal proceedings and financial condition. Forward-looking statements give current expectations or forecasts of future events. They do not relate strictly to historical or current facts.
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
It is not possible to predict or identify all factors that potentially could cause actual results to differ materially and adversely from expected and historical results. Such factors include, but are not limited to:
Operating Improvement Plan
•	Ability to implement Enesco’s comprehensive plan for operating improvement and to achieve its goals for cost savings and market share increases.

•	Ability to comply with the covenants in the existing U.S. credit facility and to enter into and comply with the covenants in new credit facilities to finance operational requirements at competitive costs and interest rates.
Business Environment
•	Day-to-day effects of current economic conditions and market fluctuations. This includes contributing factors, such as inflation, interest and foreign currency rate changes, which may create a positive or negative impact on operations.

•	Consumer interest in products is seasonal and may vary based on current market demand fluctuations and time of year.

•	Effects of terrorist activity, armed conflict and epidemics, possibly causing a business disruption in global economic activity, and changes in logistics and security arrangements. This is particularly significant with respect to our heavy reliance on external manufacturing facilities located in China.

•	Competitive activities, particularly those of our main competitors, which can significantly influence giftware prices and product demand.

•	The level of success of our new product introductions and those of our competitors, which will impact our competitive position.

•	Ability to maintain strategic alliance agreements, particularly with Jim Shore Designs, Inc., in the event Enesco experiences a change in control, including, but not limited to, a change in the President/CEO of Enesco.
Sales Environment
•	Ability to secure, maintain and renew licenses and contracts, particularly Jim Shore Designs, Inc., Disney and Priscilla Hillman (Cherished Teddies®), which are our top performers and make up approximately 27% of associated product line revenues.

•	Changes in the geographical mix of revenue for the U.S. and international, which will impact gross margin.

•	Ability to grow revenue in mass and niche market channels.

•	Mass retailers’ attempts at direct sourcing and determining the right product designs.

•	Sales and profitability, which can be affected by changes over time in consumer preferences from one type of product to another. This may create a shift in demand from products with higher margins to those with lower margins or to products we do not sell.

•	Success in implementing new credit standards and a new credit scoring system, and continuing to improve days sales outstanding.
Production, Procurement and Distribution
•	Ability to implement and execute supply chain distribution improvements and cost savings with a third-party logistics company using a new computer system.

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

•
Availability to source products due to changes in conditions that impact suppliers including environmental conditions, laws and regulations, litigation involving suppliers, transportation disruptions, force majeure events and/or business decisions made by suppliers, which could have an adverse impact on operating results
.
Legal and Other
•	Risk of trademark and license infringements, and our ability to effectively enforce our rights.

•	Ability to comply with the continued listing standards of the New York Stock Exchange (NYSE).

•
The actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related allowances), liabilities, claims and tax assessments of undetermined metrics and amount asserted against us for various legal matters and other items reflected in our Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ENESCO GROUP, INC.
Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005

	(Unaudited)
	March 31,	December 31,
(In thousands)	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$8,724	$12,918
Accounts receivable, net	34,087	42,285
Inventories	42,414	40,659
Prepaid expenses	4,044	3,471
Deferred income taxes	836	783

Total current assets	90,105	100,116

Property, plant and equipment, at cost:
Land and improvements	1,200	1,200
Buildings and improvements	19,606	19,538
Machinery and equipment	9,663	9,636
Office furniture and equipment	37,920	37,826
Transportation equipment	406	532

	68,795	68,732

Less: accumulated depreciation and amortization	(54,178)	(53,228)

Property, plant and equipment, net	14,617	15,504

Other assets:
Goodwill	8,400	8,364
Other	3,302	3,135
Deferred income taxes	3,072	3,072

Total other assets	14,774	14,571

Total assets	$119,496	$130,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes and loans payable	$38,422	$30,823
Accounts payable	12,522	15,306
Federal, state and foreign income taxes	8,576	9,005
Deferred gain on sale of fixed assets	5,886	6,358
Accrued expenses
Payroll and commissions	2,807	3,083
Royalties	3,064	5,782
Post-retirement benefits	140	142
Other	4,165	5,585

Total current liabilities	75,582	76,084

Non-current liabilities:
Post-retirement benefits	993	1,281

Total non-current liabilities	993	1,281

Shareholders’ Equity:
Common stock, par value $0.125: authorized 80,000 shares; issued 25,228 shares	3,154	3,154
Capital in excess of par value	41,441	41,430
Retained earnings	237,881	248,437
Accumulated other comprehensive income	5,078	4,438

	287,554	297,459

Less: cost of treasury stock (10,308 shares)	(244,633)	(244,633)

Total shareholders’ equity	42,921	52,826

Total liabilities and shareholders’ equity	$119,496	$130,191

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	March 31,	March 31,
(In thousands, except per share amounts)	2006	2005

Net revenues	$37,964	$60,084
Cost of sales	22,000	37,481

Gross profit	15,964	22,603

Selling, general and administrative expenses	25,273	35,282

Operating loss	(9,309)	(12,679)

Interest expense	(559)	(399)
Interest income	28	120
Other income (expense), net	19	(179)

Loss before income taxes	(9,821)	(13,137)
Income tax expense	(735)	(2,079)

Net loss	$(10,556)	$(15,216)

Loss per Common Share:
Basic and diluted	$(0.71)	$(1.04)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

						Accumulated
					Capital in	Other		Total
	Common Stock		Treasury Stock		Excess of	Comprehensive	Retained	Shareholders’
(In thousands)	Shares	Amount	Shares	Amount	Par Value	Income	Earnings	Equity

Balance December 31, 2004	25,228	$3,154	10,671	$(248,730)	$44,229	$8,152	$302,462	$109,267

Net loss							(15,216)	(15,216)
Currency translation adjustments						(578)		(578)

Total comprehensive loss								(15,794)
Exercise of stock options			(50)	562	(240)			322
Other common stock issuance			(52)	591	(196)			395

Balance March 31, 2005	25,228	$3,154	10,569	$(247,577)	$43,793	$7,574	$287,246	$94,190

Balance December 31, 2005	25,228	$3,154	10,308	$(244,633)	$41,430	$4,438	$248,437	$52,826

Net loss							(10,556)	(10,556)
Currency translation adjustments						640		640

Total comprehensive loss								(9,916)
Stock based compensation					11			11

Balance March 31, 2006	25,228	$3,154	10,308	$(244,633)	$41,441	$5,078	$237,881	$42,921

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(Unaudited)

	March 31,	March 31,
(In thousands)	2006	2005

Cash Flows from Operating Activities:
Net loss	$(10,556)	$(15,216)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization of property, plant and equipment	959	3,662
Deferred income taxes	(53)	105
Gains on sales of property, plant and equipment	(509)	(516)
Stock based compensation	11	395
Changes in assets and liabilities:
Accounts receivable	8,368	5,794
Inventories	(1,536)	2,390
Prepaid expenses	(554)	(1,653)
Other assets	(10)	35
Accounts payable and accrued expenses	(7,163)	(4,131)
Income taxes payable	(426)	1,686
Non-current post retirement benefits	(486)	(91)

Net cash used by operating activities	(11,955)	(7,540)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(21)	(618)
Proceeds from sales of property, plant and equipment	44	5

Net cash provided (used) by investing activities	23	(613)

Cash Flows from Financing Activities:
Net issuance of notes and loans payable	7,599	11,761
Exercise of stock options	—	322

Net cash provided by financing activities	7,599	12,083

Effect of exchange rate changes on cash and cash equivalents	139	60

Increase (decrease) in cash and cash equivalents	(4,194)	3,990
Cash and cash equivalents, beginning of period	12,918	14,646

Cash and cash equivalents, end of period	$8,724	$18,636

(In millions)
Supplemental disclosure of cash paid for:
Interest	$0.8	$0.4
Income taxes	$1.2	$0.2
The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended March 31, 2006
Note 1. Description of Business
Enesco Group, Inc. (“Enesco,” “we” or “our”) is a world leader in the design, manufacturing and marketing of licensed and proprietary branded giftware, and home and garden décor products to a variety of specialty gift, home décor, mass-market and direct mail retailers. Enesco was organized in 1937 and is incorporated in Illinois. Our principal executive offices are located at 225 Windsor Drive, Itasca, Illinois 60143.
Enesco conducts business through its subsidiaries and affiliated corporations. Our subsidiaries are wholly owned and include (including their jurisdiction of incorporation): Enesco Limited (England), Enesco France S.A. (France), Enesco International Ltd. (Delaware), Enesco International (H.K.) Limited (Hong Kong), N.C. Cameron & Sons Limited (Canada), Enesco Holdings Limited (England), Stanley Home Produtos De Limpeza Ltda. (Brazil), and Gregg Manufacturing, Inc. (California). All subsidiaries currently are active, except for Stanley Home Produtos De Limpeza Ltda.
Our product lines are giftable items within four merchandise categories; decorative, inspirational, brand enthusiast and occasion-based. Enesco’s product lines include some of the world’s most recognizable brands, including Bratz™, Border Fine Arts™, Cherished Teddies®, Halcyon Days®, Heartwood Creek™ by Jim Shore, Lilliput Lane™, Pooh & Friends®, Walt Disney Classics Collections® and Disney®, among others. We believe that these merchandise categories elicit strong and sustainable market demand and profitability, and leverage our core distribution base. Some of our specific products are wall décor, garden accessories, frames, desk accessories, figurines, cottages, musicals, music boxes, ornaments, waterballs, candles, tableware, general home accessories and resin figures.
We believe that demographic and economic trends support growth in giftware, home and garden décor lines. The home redecoration focus continues to grow in the U.S. Enesco has a presence and competes in three major geographical markets that include the U.S., Canada and Europe (primarily the U.K., France and Germany). The U.S. market accounted for approximately 36% of our consolidated net revenues in the three months ended March 31, 2006 while Europe accounted for 45%, Canada for 18% and various other countries for 1%.
Enesco sells it products through its own employee sales organizations in the U.S., Canada, U.K. and France as well as third-party distributors in approximately 25 countries around the world. Enesco Limited sells various Enesco proprietary design product lines in the U.K. and several other European countries. Enesco Limited also oversees the operations of our subsidiary located in France and independent distributors in Germany, Holland and Belgium. Enesco Limited also administers the European collectors clubs. N.C. Cameron & Sons Limited sells its various product lines in Canada and administers the Canadian collectors clubs.
We market our product lines primarily through retail promotions, trade shows and private shows held in major U.S. and foreign cities, as well as through catalogs, collector clubs, trade advertisings and the Enesco website. Our 2006 marketing focus is brand building, particularly for Enesco proprietary design product lines, such as Foundations®, Growing Up Birthday Girls®, Gregg Gift and other licensed brands, such as Heartwood Creek™ by Jim Shore. Enesco leverages the talents of outside artists across a range of product categories and price positions.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial data as of March 31, 2006 and for the three months ended March 31, 2006 and March 31, 2005 has been prepared by Enesco, without audit, pursuant to the rules and regulations of the SEC. The Consolidated Financial Statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been omitted pursuant to such rules and regulations. We have eliminated significant intercompany accounts and transactions. The Consolidated

Financial Statements of this report should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2005.
In our opinion, these Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of our financial position as of March 31, 2006 and the results of operations and cash flows for the three months ended March 31, 2006 and 2005.
We reclassified certain prior year amounts as described in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. These reclassifications had a negative effect of $0.5 million on our operating loss for the three months ended March 31, 2005, but had no effect on the previously reported net loss for the period.
The results of operations for interim periods are not necessarily indicative of the operating results for full fiscal years or any future period. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts, sales allowances, inventory valuations, impairments of tangible and intangible assets, and other special charges and taxes. Actual results could differ from these estimates. When preparing an estimate, Enesco determines what factors are most likely to affect the estimate. Enesco gathers information from inside and outside the organization. The information is evaluated and the estimate is made.
Following are the critical accounting policies that management believes could have a significant impact on our financial statements if the judgments, assumptions and estimates used by management turn out to be incorrect. Management has discussed these critical accounting policies with Enesco’s Audit Committee.
Accounts Receivable Allowances
Doubtful Accounts
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the historical write-off percentage applied to outstanding accounts receivable. If there is deterioration in a major customer’s creditworthiness or actual defaults are significantly different than our historical experience due to changes in the business environment or other factors, estimates of the recoverability of amounts due could be affected. This reserve is comprised of two parts. The first component is for specific accounts whose collectibility, in our opinion, is in question. These accounts are reviewed on a monthly basis and adjusted as deemed necessary. At March 31, 2006, this reserve was $3.1 million as compared to $3.5 million at December 31, 2005. The second part is a general reserve, calculated by applying historical bad debt rates to month-end accounts receivable balances, after removing specific accounts identified as uncollectible. At March 31, 2006, this component of the reserve was $1.0 million compared to December 31, 2005, when it was $1.2 million. The historical rate, which generally does not fluctuate materially, is adjusted annually or as deemed necessary to reflect actual experience. Historical trends do not guarantee that the rate of future write-offs will not increase. If the general reserve percentage increased 1%, it would require an increase to the reserve of $0.2 million, as of March 31, 2006, and a corresponding increase in bad debt expense of $0.2 million. There was no change to the general reserve percentage for bad debts during the three months ended March 31, 2006. The total allowance for doubtful accounts balance at March 31, 2006, was $4.1 million, or 9.7%, of total accounts receivable compared to December 31, 2005, when the account was $4.7 million, or 9.3%, of accounts receivable. This percentage increase is due primarily to a change in the assessment of collectibility of accounts placed with attorneys or other collectors.
Sales Returns and Allowances
Our estimated provision for sales returns and allowances is recorded as a reduction of sales revenue because it primarily relates to allowances and other billing adjustments. In cases where credits are issued for merchandise, the goods are typically not saleable and are destroyed. The sales returns and allowances reserve consists of two parts, the first of which is based on an analysis of specific accounts in which the customer has taken a deduction or similarly has challenged an invoice, and we believe the claim will be accepted. This part of the reserve is reviewed by management on a monthly basis and is adjusted as deemed necessary. At March 31, 2006, this comprised $2.4 million of the reserve balance as compared to December 31, 2005, when it was $2.2 million of the reserve balance. The second part is a general reserve, calculated by applying historical percentages of sales returns and allowances to the current and prior month’s sales. We believe two months to be a reasonable amount of time for customers to receive and evaluate their order and request a credit if necessary. At March 31, 2006, this component of the reserve was $1.0 million, compared to December 31, 2005 when this component of the reserve was $0.9 million. The sales allowance balance at March 31, 2006 was $3.4 million, or 8.1%, of accounts receivable. At December 31, 2005, the reserve was $3.1 million, or 6.0%, of accounts receivable. This percentage increase is attributable primarily to a change in assessment of the collectibility of customer deductions.
The general reserve fluctuates with sales volume, as sales returns and allowances volumes increase or decrease with sales levels. This percentage is adjusted yearly, or more frequently if deemed necessary, to reflect actual experience. If the general reserve percentage increased 1%, it would require an increase to the reserve of $0.3 million (as of March 31, 2006) and a corresponding decrease in net revenues of $0.3 million. There was no change to the general reserve percentage for returns and allowances during the three months ended March 31, 2006. Historical trends do not guarantee that the rate of future returns and allowances will not increase.
Inventory Reserves
Excess or Slow Moving Inventory
As part of our process of developing, forecasting and procuring products, it is likely that excess inventory exists for certain products. In order to liquidate this excess inventory, the selling price frequently is reduced, often to an amount less than the product cost. Therefore, an inventory reserve is maintained to properly state inventory at the lower of cost or market. At every month end, inventory balances by product are compared to unit sales of that product for the most recent 12 months. The difference between the inventory on hand, by product, and the last 12 months’ sales is considered excess inventory and subject to reserve. The portion of inventory determined to be excess is reserved at varying percentages based on the historical sales volume and whether or not the product is still active or has been discontinued. Discontinued product that is considered slow moving, even though it may not currently be excess, is reserved at varying percentages based on historical sales. Once inventory has been identified as excess or slow moving, the reserve established on that portion of inventory cannot be decreased, although further increases in the reserve on that specific inventory may be necessary as market conditions change. At March 31, 2006, the inventory reserve balance was approximately $11.9 million, or 23.3%, of gross inventory compared to approximately $12.0 million, or 23.6%, of gross inventory at December 31, 2005. This decrease primarily is due to the sale of product lines we decided to discontinue in the fourth quarter of 2005 as a part of our Operating Improvement Plan to reduce the number of active product lines from 170 to approximately 50.
The recovery rate on the disposition of excess inventory depends upon a number of factors, such as market demand for closeout items and levels of such inventory. Historical averages are developed annually or more often if deemed necessary, and used to determine the likely recoverability of cost. If market conditions deteriorate, it is likely that inventory will be sold at greater discounts, necessitating an increase to the reserve. A change of 5% in this loss percentage would result in an additional inventory reserve of $1.1 million as of March 31, 2006.
Inventory Shrinkage
Based on historical trends, a reserve is established in anticipation of estimated inventory shrinkage during the year leading up to the time when we take our physical inventory at year end. This reserve is eliminated at year-end when we record our actual inventory shrinkage as part of the year end physical inventory process. The reserve related to shrinkage was $0.2 million as of March 31, 2006 and $0.1 million as of March 31, 2005.
Revenue Recognition
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
The individual annual membership fees related to collector club sales are recorded as revenue as the membership entitles the member to receive a collector club kit, which includes a collectible figurine, a carrying case and related documentation, and a quarterly newsletter. The newsletters are essentially marketing materials that contain information regarding products, artists and member stories, as well as special offers and new product offerings. Collector club membership fees are not refundable. Since the membership fee is paid in exchange for products delivered and represents the culmination of the earnings process, revenue is recognized at the time the collector club kit is shipped to the member. Membership also entitles the participant to purchase, for a limited time, certain exclusive items offered throughout the year. Revenue for these items is recognized upon shipment of each item.

Impairments of Tangible and Intangible Assets
We assess the recoverability of significant tangible and intangible assets, including goodwill, under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For property, plant and equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill, we perform an impairment assessment annually or more frequently if impairment indicators arise. Due to ongoing operating losses from the U.S. businesses, excluding Gregg Gift, which operates at a profit, an assessment of the carrying amount of long-lived assets was again completed as of March 31, 2006 in accordance with SFAS No. 144. Based on the positive undiscounted cash flows expected to be generated from our long-lived assets, we concluded that we did not have impairment as of March 31, 2006. Future cash flow is based on management’s estimates. Should these estimates change, recognition of impairment losses of long-lived assets may be required.
Tax Accruals
Accruals have been established for taxes payable and potential tax assessments, including potential interest as applicable. The accruals are included in current income taxes payable because it is uncertain as to when assessments may be made and taxes may be paid. We have filed and continue to file tax returns with a number of taxing authorities worldwide. We believe such filings have been and are in compliance with applicable laws, regulations and interpretations. Positions taken are subject to challenge by the taxing authorities, often for an extended number of years after the filing dates. To the extent accruals differ from assessments, when the open tax years are closed or the accruals are otherwise deemed unnecessary at a point in time, the accruals are adjusted through the provision for income taxes.
Accounting for Stock-Based Compensation
Effective January 1, 2006, we adopted FASB Statement No. 123, revised 2004 (FAS 123R), Share-Based Payments. FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We elected to adopt FAS 123R using the modified prospective method. Under this method, we are required to record compensation expense for newly granted options and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for the prior interim periods and fiscal year do not reflect any adjusted amounts.
Note 3. Brand Category Revenues and Geographic Operating Segments
Enesco operates in the giftware, and home and garden décor industry with products that fall under three major categories; Proprietary Designs, Licensed Boards and Third-party Distribution. The following table summarizes net sales by each major product category for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2005
	2006	2005
(In thousands)

Proprietary Designs	$12,837	$19,363
Licensed Brands	10,381	14,854
Third-party Distribution	14,592	14,237
Precious Moments®(1)	—	10,814
Other	542	1,406
Intercompany	(388)	(590)

Total consolidated	$37,964	$60,084

(1)	Includes only Precious Moments® product sales recorded by U.S. operations.

We operate in two major geographic classifications, the U.S. and International. The following table summarizes operations by geographic classification for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
(In thousands)

Net Revenues
U.S	$12,721	$32,354
International	25,243	27,730

Total consolidated	$37,964	$60,084

Operating Profit (Loss)
U.S	$(10,684)	$(13,710)
International	1,375	1,031

Total consolidated	$(9,309)	$(12,679)

Long-lived Assets
U.S.
Property, plant & equipment, net	$9,097	$11,784
Other assets	11,666	12,375

Total U.S	20,763	24,159

International
Property, plant & equipment, net	5,520	7,550
Other assets	3,108	4,111

Total International	8,628	11,661

Total consolidated	$29,391	$35,820

Capital Expenditures
U.S	$9	$285
International	12	333

Total consolidated	$21	$618

Depreciation and Amortization
U.S	$695	$3,284
International	264	378

Total consolidated	$959	$3,662

Total net revenues recorded in the U.K. for the three months ended March 31, 2006 and 2005 were $16.4 million and $18.1 million, respectively. Total long-lived assets in the U.K at March 31, 2006 and 2005 were $7.6 million and $10.4 million, respectively. On April 30, 2006, our U.K. subsidiary sold certain assets of its Dartington Crystal operation. See Note 11, Subsequent Events, for further details of this transaction.
Total net revenues recorded in Canada for the three months ended March 31, 2006 and 2005 were $7.1million in each period. Total long-lived assets recorded in Canada at March 31, 2006 and 2005 were $0.7 million and $0.9 million, respectively.
Note 4. Other Income (Expense), Net
In the Consolidated Statement of Operations for the three months ended March 31, 2005, we reclassified bank charges and credit card fees from other expense to general and administrative expense to be consistent with the current year classification. These reclassifications had a negative effect of $0.5 million on our operating loss for the three months ended March 31, 2005, but had no effect on previously reported net loss for the period.
Note 5. Income (Loss) Per Common Share (Basis of Calculations)
The number of shares used in the income (loss) per common share computations for the three months ended March 31, 2006 and 2005 were as follows:

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Average common shares outstanding-basic	14,920	14,607
Dilutive effects of stock options and warrants	—	—

Average diluted shares outstanding	14,920	14,607

The average number of diluted shares outstanding for the three months ended March 31, 2006 and 2005 exclude common stock equivalents relating to options and warrants because there was a net loss and such common stock equivalents would have been anti-dilutive. Options and warrants to purchase 2.2 million and 1.3 million shares were outstanding at March 31, 2006 and 2005, respectively.
Note 6. Financial Instruments
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
Enesco’s current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco hedges these exposures by entering into various foreign exchange forward contracts. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the three months ended March 31, 2006.
The table below details our outstanding currency instruments as of March 31, 2006, all of which have scheduled maturity dates before October 17, 2006:

Forward Contracts	Notional Amount	Exchange Rate
	(In thousands)

Euros	$750	1.2350
Note 7. Stock-Based Compensation
At March 31, 2006, we had four stock-based compensation (fixed options) plans, not including plans with options that have fully expired. Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004) (FAS 123R), Share-Based Payments. FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We elected to adopt FAS 123R using the modified prospective method. Under this method, we are required to record compensation expense for newly granted options and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for the prior interim periods and fiscal year do not reflect any adjusted amounts.
Prior to the adoption of FAS 123R, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, no stock-based compensation plan cost was reflected in net loss, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. On December 6, 2005, Enesco’s Board of Directors accelerated the vesting of 608,658 options that would have otherwise vested over the next four years. The total compensation costs that would have been recognized in the financial statements in future periods, had we not accelerated the vesting of these options is approximately $1.9 million.
The following table illustrates the effect on net loss and loss per share as if Enesco had applied the fair value recognition provisions of FAS 123R to stock-based compensation plans for the three months ended March 31, 2005:

Three Months
Ended
(In thousands, except per share amounts)	March 31, 2005

Net loss as reported	$(15,216)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(127)

Pro forma net loss	(15,343)

Loss per share:
Basic and diluted — as reported	$(1.04)

Basic and diluted — pro forma	$(1.05)

The total stock-based compensation expense recorded in the three months ended March 31, 2006 amounted to $11 thousand.
The following table summarizes stock option activity during the three months ended March 31, 2006:

		Three Months Ended March 31, 2006
		Weighted Average	Aggregate	Weighted Average
	Options	Exercise Price	Intrinsic Value	Remaining Term

Outstanding at beginning of period	2,218,760	$9.53
Granted	61,200	1.86
Forfeited	(5,888)	3.70
Exercised	—	N/A
Expired	(54,187)	7.57

Outstanding at end of period	2,219,885	9.39	47,958	6.18

Exercisable at end of period	2,044,885	$10.04	$—	5.88

The Company determines the fair value of stock option grants using the Black-Scholes valuation model and the key input assumptions are described in the table below. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are consistent with FAS 123R and appropriately estimates the fair value of Enesco’s stock option grants. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by the Company under FAS 123R.
The following table presents the key weighted average input assumptions for the Black-Scholes valuation model:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005	Methodology for the Three Months Ended March 31, 2006

Expected term (in years)	6.25	6.25	Simplified SAB 107 transition method.

Expected volatility	63.1%	57.0%	Historic volatility over expected term of each grant.

Expected risk-free interest rate	4.31%	4.25%	Set to the Treasury Constant Maturity (TCM) rate as of the measurement date with maturity equal to the expected term.

Expected dividend yield	0.0%	0.0%	Dividends are not expected to be paid in the future.

Fair value	$1.16	$4.28	Black-Scholes valuation model.

Note 8. Precious Moments, Inc. Licensing Agreement Termination
On May 17, 2005, we terminated our license agreement with Precious Moments, Inc. (PMI) to sell Precious Moments® products in the U.S. On July 1, 2005, we began operating under an agreement with PMI where Enesco provided PMI transitional services related to its licensed inventory through December 31, 2005. In conjunction with the PMI termination agreement, in June 2005 we incurred a loss of $7.7 million equal to the cost of inventory transferred to PMI. We have not recorded any revenues for transition services in 2006, as PMI has exercised its option to perform the services in-house beginning January 1, 2006.
During the transition period Enesco maintained inventories of PMI products on a consignment basis and processed sales orders on PMI’s behalf. Enesco recorded the gross sale and cost of sale of PMI products and, additionally, recorded a charge to cost of sales for the sale amounts to be remitted to PMI, net of the amounts due from PMI for inventory purchases. Enesco also earned sales commissions and service fees from PMI for product fulfillment, selling and marketing costs. At March 31, 2006, the net amount owed PMI was $0.3 million.
Note 9. Notes and Loans Payable
At March 31, 2006, Enesco had total lines of credit providing for maximum borrowings of $73.3 million, $70.0 million under our current U.S. credit facility. Actual borrowings of $38.4 million and letters of credit and a customs bond totaling $4.6 million were outstanding at March 31, 2006. The net available borrowing capacity under our current U.S. credit facility based on eligible collateral as of March 26, 2006 (the most recent measurement date prior to March 31, 2006) was $5.5 million.
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
As of August 31, 2005, we entered into a ninth amendment to our current U.S. credit facility. The ninth amendment reset our minimum EBITDA and capital expenditure covenants through the facility termination date, December 31, 2005, based on our reforecast and long-term partnership with Bank of America, as successor to Fleet and LaSalle Bank. The ninth amendment also added the accounts receivable and inventories of Enesco Limited, Enesco Holdings Limited and Bilston & Battersea Enamels Limited, and the accounts receivable of Enesco International (H.K.) Limited as eligible collateral to the borrowing base under the current credit facility. The ninth amendment also increased the current credit facility size to $75.0 million.
On December 21, 2005, Enesco entered into a tenth amendment to our current U.S. credit facility extending the facility termination date from December 31, 2005 to January 1, 2007. The tenth amendment provides that, unless the outstanding loans and letters of credit under the existing U.S. credit facility are paid in full prior to the following dates, the respective fees will become payable: 1) by January 1, 2006, $75,000; 2) by February 1, 2006, $150,000; 3) by March 1, 2006, $250,000; 4) by April 1, 2006, $275,000; 5) by May 1, 2006, $750,000; and 6) by June 1, 2006; $750,000. The amendment also provides for a monthly fee beginning January 1, 2006 through May 1, 2006 in the amount of 0.10% of the highest amount of loans that were outstanding during the preceding month. This fee will increase to 0.20% beginning June 1, 2006 through January 1, 2007. The amendment establishes cumulative minimum consolidated EBITDA requirements and cumulative maximum capital expenditure limitations, which are each measured monthly during 2006. During the three months ended March 31, 2006, Enesco paid the January 1, February 1, and March 1, 2006 bank penalty fees totaling $475,000.
On March 31, 2006, we entered into an eleventh amendment to our existing U.S. credit facility. This amendment reset Enesco’s 2006 cumulative minimum monthly EBITDA covenants effective January 30, 2006, based on our reforecast and reduced the credit facility commitments from $75.0 million to $70.0 million effective between the eleventh amendment date and January 1, 2007. In addition, unless the outstanding loans and letters of credits under the existing U.S. credit facility are paid in full, the eleventh amendment accelerated by one month the fees per the tenth amendment which were to be due May 1, 2006 and June 1, 2006. The total fees paid on April 1, 2006 was $1,025,000 and on May 2, 2006 was $750,000. The monthly fee of 0.10% of the highest loan amount outstanding during the preceding month increased to 0.20% on May 1, 2006, rather than June 1, 2006 as per the tenth amendment, and will continue until the facility termination date.
On December 14, 2005, Enesco signed a commitment letter with LaSalle Business Credit, LLC (LaSalle) to arrange a new $75 million senior secured credit facility. If entered into, the new credit facility with LaSalle will have a term of five years and will replace Enesco’s existing credit facility with Bank of America, as successor to Fleet Bank and LaSalle Bank. As the administrative agent, LaSalle expects to form a syndicate of financial institutions to participate in the new credit facility. The commitment letter contains a number of conditions that must be satisfied in order for the facility to be closed, including: Enesco having a minimum borrowing availability of at least $10 million at the time of closing; the lender’s completion of its final due diligence with respect to Enesco and its subsidiaries; the negotiation and execution of a definitive credit agreement; there being no material adverse change in Enesco’s business, assets, liabilities, properties, condition (financial or otherwise), results of operations or prospects of Enesco and its subsidiaries since December 31, 2004; there being no material disruption or material adverse change in financial, banking or capital markets generally affecting credit facilities; and various appraisals, as well as other standard and customary conditions. Under the commitment letter, the new credit facility was to close on or before January 31, 2006.
Since January 31, 2006, Enesco has received monthly extensions of the LaSalle commitment letter’s expiration date. On April 28, 2006, Enesco received a modification to its commitment letter from LaSalle, extending the expiration date from April 30, 2006 to May 31, 2006.
Note 10. Income Taxes
For the three months ended March 31, 2006, the Company determined the need for a valuation allowance for deferred tax assets arising primarily from the domestic NOLs incurred during the period. The ultimate realization of net deferred tax assets, including those arising from NOLs, is dependent upon the generation of taxable income in future years. In determining the amount of valuation allowance, future taxable income relating to existing deferred tax liabilities and available tax planning strategies are considered. Based upon these factors, we believe that it is more likely than not that the Company will realize the benefits of net deferred tax assets of approximately $3.9 million as of March 31, 2006. The total of all other deferred tax assets, which principally relate to domestic NOLs, have been offset by a valuation allowance. This valuation allowance may require adjustment in future periods as the result of taxable income generated from operations or changes in estimates of future taxable income.
For the three months ended March 31, 2006, income tax expense was $0.7 million, comprised of a benefit from a domestic NOL of $4.1 million, offset by a deferred tax asset valuation allowance expense of $4.1 million, and a foreign tax expense related to operations of $0.7 million. For the three months ended March 31, 2005, income tax expense was $2.1 million, which comprised of a provision of $2.6 million to establish a reserve for the potential impact of a foreign tax examination, a benefit of $1.1 million related to reserves that were determined to be unnecessary, a benefit from a domestic NOL of $5.5 million, offset by a deferred tax asset valuation allowance expense of $5.5 million and a foreign tax expense related to operations of $0.6 million.
Note 11. Subsequent Events
On April 28, 2006, Enesco entered into and closed on an agreement to sell its Dartington Crystal operation, which was owned by Enesco’s wholly-owned subsidiary in the United Kingdom, Enesco Limited. The current management of Dartington has agreed to purchase certain of Dartington’s assets, including the computer system and software, customer and supplier contracts, machinery and equipment, goodwill, leasehold properties, licenses, intellectual property rights and inventory. Enesco Limited has retained the cash, factory building, and receivables and payables of Dartington. The Dartington employees, including their accumulated rights and benefits, have transferred with the business to the new owners. The Dartington factory in Torrington, England owned by Enesco Limited is being leased to the purchaser. The total consideration payable in cash for the sale is dependent upon the yet to be finalized value of inventory at the date of closing, but is estimated to be approximately $2.4 million, of which $0.5 million was received at closing and the balance of which is due in installments between May and December 2006.
Enesco Limited acquired Dartington Crystal, a designer and manufacturer of uncut crystal products, in 2004 for approximately $7.0 million in cash. Total goodwill recorded on this acquisition was $1.2 million. In the fourth quarter of 2005, Enesco performed its first annual impairment analysis on the Dartington goodwill, and concluded that impairment existed at December 31, 2005. A complete write-off of the Dartington goodwill balance as of November 30, 2005 of $1.1 million was recorded in the fourth quarter. The loss on sale, including professional costs, is $2.4 million pre-tax, which will be recorded in the second quarter of 2006.

Dartington had a $2.5 million operating loss in 2005, including the $1.1 million goodwill write-off, and a $0.5 million operating loss in the three months ended March 31, 2006.
Enesco’s Board of Directors and Cynthia Passmore have mutually agreed that Ms. Passmore will no longer serve as President, Chief Executive Officer, and director of the Company, effective May 15, 2006. Ms. Passmore will not stand for election as a director at the Annual Meeting of Shareholders on May 17, 2006. The Board of Directors has appointed an interim Chief Executive Officer and interim Chief Financial Officer, effective May 15, 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an explanation of the financial condition and results of operations of Enesco. This discussion should be read in conjunction with the financial statements and the accompanying notes and cautionary factors included elsewhere in this Form 10-Q. It contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. The Consolidated Financial Statements include the accounts of the parent company and all of its subsidiaries, all of which are wholly owned. All significant intercompany transactions have been eliminated in the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of our management’s estimates. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
Enesco operates in a single industry segment which designs, manufactures and markets licensed and proprietary branded giftware, and home and garden décor products to a variety of specialty gift, home décor, mass-market and direct mail retailers. We primarily serve markets in the U.S., Canada and Europe.
Overview
Throughout 2006, we will remain focused on stabilizing the business and building a platform for sustainable growth through the continued implementation of our Operating Improvement Plan, which was announced on September 28, 2005. The Plan is based on creating a more efficient operating structure and focused product portfolio. Our main objective has been to drive toward industry norms of performance — addressing our cost structure and improving profitability. We are concentrating on improving gross margins and reducing operating expenses at all levels to establish a platform from which we can maximize revenue potential. Competition in the gift market is highly fragmented. As such, we are focused on market share expansion in our core channels of distribution around the world.
The Operating Improvement Plan clearly defines what is required to increase profitability, solidly entrench our core business and grow sales. Our strategy focuses on three key initiatives: (1) rationalizing the U.S. product portfolio; (2) reducing global corporate overhead, general and administrative and marketing costs; and (3) creating a more efficient and cost-effective distribution and warehousing model. We believe these initiatives will positively impact Enesco and allow us to ultimately achieve our goals for SG&A savings and gross margin and EBITDA improvements. Our target goals as previously communicated to shareholders are as follows:
•	gross profit margins of 40% to 45% from our continuing product lines;

•	$30 million to $32 million in pre-tax annualized cost savings from corporate, marketing and general administrative functions; and

•	pre-tax annualized cost savings of $4 million to $6 million from a more efficient distribution and warehousing model.
We believe that by achieving these target goals, we will achieve operating profit margins of 3% to 5% by 2007. Based on the gross profit margin of 42.1% achieved in the three months ended March 31, 2006, the annual revenue breakeven level has been reduced 36% from approximately $375 million in the three months ended March 31, 2005 to approximately $240 million in the three months ended March 31, 2006. We do not expect to achieve this annual revenue breakeven level in 2006. As we continue implementing the Operating Improvement Plan, we would expect continuing product line revenues for the three months ending June 30, 2006, excluding Dartington revenues, to be relatively unchanged from continuing product line revenues for the three months ended March 31, 2006.

We anticipate that the results from our Operating Improvement Plan initiatives will positively impact each quarter of 2006 and that all cost savings will be fully realized in 2007.
Our written agreement with Keystone Consulting Group expired on March 31, 2006. Under a verbal agreement, Keystone continued to provide consulting services to Enesco through April 30, 2006. Effective May 10, 2006, Enesco retained Mesirow Financial Consulting, LLC to provide support to the finance team in implementing our Operating Improvement Plan and to assist us in identifying other improvement opportunities.
Impact of the Operating Improvement Plan Initiatives
In the three months ended March 31, 2006, we began to realize results from our Operating Improvement Plan initiatives, some of which we anticipated would have a negative effect for the short-term due to the discontinuation of more than 100 unproductive and/or unprofitable product lines and a shipping disruption that occurred during the transition of our warehousing and distribution operations to a third-party logistics provider.
Rationalization of the U.S. product portfolio
During the fourth quarter of 2005, we completed the rationalization of our U.S. product portfolio, reducing the overall number of product lines more than 70%, from 170 to approximately 50, based on minimum sales thresholds, margin hurdle rates and long-term marketing strategy. We will continue to monitor and eliminate product lines that do not meet the minimum criteria levels. As anticipated, revenues in the three months ended March 31, 2006 were negatively impacted by approximately $1.5 million resulting from the reduction of more than 70% of our product lines. We have continued to aggressively market these discontinued products, which are sold primarily to liquidators and other below-market wholesalers. Currently active products are also subject to discontinuation if they do not meet margin criteria and turnover at or above the average industry rate of three times per year. Discontinued inventory at the end of the first quarter 2006 totaled $11.5 million at cost, before lower of cost or market reserves. We expect to substantially complete the sale of the discontinued products from our product rationalization by the end of 2006.
The gross profit margin on our continuing product lines in the first quarter 2006 increased to 42.1%, from 37.6%, in the comparable period in 2005. This increase in gross profit margin was due in part to the U.S. Precious Moments® guaranteed minimum royalty fees recorded in 2005, and a more favorable product mix in the U.S. and Canada. While we expect the favorable impact from the elimination of the U.S. Precious Moments® royalty fees and our other product mix to continue, we anticipate slightly lower gross margin levels for the remainder of 2006 as the level of close-out sales on our discontinued products increases.
Reducing global corporate overhead, general and administrative and marketing costs
We successfully completed the majority of our planned global reductions of corporate overhead, general and administrative and marketing costs. We implemented the steps necessary to achieve our goal of generating $26.7 million in pretax annualized cost savings to be fully realized in 2007. Reducing expenses continues to be a priority for us in 2006. In the first quarter 2006, we reduced selling, general and administrative expenses $10.0 million, or 28.4%, over the comparable period in 2005. The SG&A reduction was a result of reduced salary expense from our restructuring efforts, lower selling and marketing costs, reduced travel and entertainment expenses and a reduction in depreciation expense compared to the accelerated depreciation of our Enterprise Resource Planning system (ERP) in 2005. First quarter 2006 SG&A expenses also declined $5.5 million, or 17.8%, from the fourth quarter of 2005. This decrease is due primarily to a reduction in corporate expenses in 2006 and to the Dartington goodwill write-off and severance and other restructuring charges recorded in the fourth quarter of 2005.
Implementing a cost-effective distribution and warehousing model
In mid January, we substantially completed the transition of our U.S. distribution and warehousing operations for our active products to a third-party logistics provider, National Distribution Centers (NDC). NDC operates a leased facility in the Indianapolis metropolitan area, in which Enesco occupies approximately 150,000 square feet. Due to transition issues, we began shipping products from the new facility at the end of January 2006, one week later than was originally anticipated. This delay and other inefficiencies at the new facility resulted in certain missed product replenishment orders during the three months ended March 31, 2006. The ramp-up at the new facility is taking longer than expected. Although our shipment levels increased significantly since late January 2006, we did not reach shipping levels required to meet our target metrics for the first quarter causing a decline in net revenues in the three months ended March 31, 2006 compared to net revenues in the three months ended March 31, 2005. We continue to work with NDC to increase the shipment rate from this facility. We also have implemented alternate shipment points within Enesco to assist with the continuing ramp-up at NDC.

RESULTS OF OPERATIONS
Net Revenue and Gross Profit
Revenues in the first quarter 2006 were $38.0 million, down 36.8%, from $60.1 million, reported in the three months ended March 31, 2005. This decline in revenues resulted in part from the elimination of U.S. Precious Moments® sales due to the termination of the U.S. license agreement. We did not record any revenues from Precious Moments® in the U.S. in the three months ended March 31, 2006, compared to $10.8 million of revenues from Precious Moments® in the U.S. in the three months ended March 31, 2005. Excluding U.S. revenues from Precious Moments® in 2005, revenues for the three months ended March 31, 2006 declined 22.9%, from $49.3 million for the three months ended March 31, 2005. This decline primarily was due to lower-than-expected sales as a result of a slower product shipping ramp-up at the third-party warehouse and distribution facility, lost replenishment product sales as a result of the U.S. shipping delays in the three months ended March 31, 2006 caused by the warehouse transition, and lower sales of collectible products. These and other components of our revenue decline from the previous year are set forth below:

Increase (Decrease)
Three Months Ended March 31,
(In millions)	2006 vs. 2005

Termination of Precious Moments® U.S. licensing agreement	$ (10.8)
Shipping delays at third-party warehouse and distribution center	(4.1)
Lost replenishment product sales due to shipping delay at third-party warehouse and distribution center	(2.7)
Lower revenues from collectible products	(2.7)
First quarter 2005 sales of now discontinued product lines	(1.5)
Unfavorable foreign currency exchange rate impact	(1.4)
Lower revenues from Gregg Gift products	(1.2)
Lower revenues from Dartington products	(0.4)
First quarter 2006 sales of recently introduced products	2.3
Other, net	0.4

$ (22.1)

Net new orders of $62.9 million in the three months ended March 31, 2006 increased $0.2 million over the comparable period in 2005 (excluding Precious Moments® orders). This increase was due primarily to an increase in customer orders received from our U.S. gift shows and a 6% increase in orders for Heartwood Creek™ by Jim Shore products which helped to offset the drop in orders on products discontinued in late 2005.
Net open orders in backlog at March 31, 2006 were $35.2 million, a slight increase of $0.3 million compared to net open orders at March 31, 2005 (excluding Precious Moments® orders). This increase is primarily due to U.S. shipping delays and inefficiencies. Net open orders represent orders received and approved by Enesco, yet subject to cancellation for various reasons, including credit considerations, product availability and customer requests. Changes in net open orders can be attributed to timing of product introductions, variability in retailer order cycles, economic conditions and our ability to reduce order lead times. Backlog represents that portion of net open orders that were scheduled to ship prior to the end of the current quarter, but did not ship due to various reasons, including credit considerations, product availability and shipping inefficiencies at our various distribution and fulfillment centers.
Gross profit for the first quarter was $16.0 million compared to $22.6 million in the same period last year. Gross profit margin increased to 42.1%, from 37.6%, in the first quarter of 2005. Gross profit margin in the first quarter 2005 was negatively impacted by approximately 3.5% due to the U.S. Precious Moments® guaranteed minimum royalty costs and generally lower margins on the product line. On a comparative basis, gross profit margin in the first quarter 2006 also increased due to favorable product mix in the U.S. and Canada.

The following table presents a comparison of Enesco’s business, without U.S. sales, cost of sales and gross profit generated from Precious Moments® in the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
($ in thousands)	2006	2005	Change %

Net revenues, other than Precious Moments®.	$37,964	$49,270	(22.9)%
Precious Moments® product revenues	—	10,814

Net revenues as reported	$37,964	$60,084	(36.8)%

Cost of goods sold, other than Precious Moments®	$22,000	$30,233	(27.2)%
Precious Moments® cost of sales	—	3,941
Precious Moments® royalties	—	3,307

Cost of goods sold as reported	$22,000	$37,481	(41.3)%

Gross margin, other than Precious Moments®	42.1%	38.6%

Gross margin, Precious Moments®	—%	33.0%

Gross margin as reported	42.1%	37.6%

Selling, General and Administrative Expenses (SG&A)
Selling, general and administrative expenses declined $10.0 million, or 28.4%, to $25.3 million, in the first quarter 2006 from $35.3 million in the prior year period. The decrease in SG&A, in dollars, for the quarter primarily reflects reduced salary expense due to our restructuring efforts, lower selling and marketing costs, reduced travel and entertainment expenses and a reduction in depreciation expense due to the accelerated depreciation of our ERP system in 2005. These factors were offset in part by increased bank and consulting fees. The total dollar amounts spent on SG&A has declined on a quarterly basis throughout 2005 and through the three months ended March 31, 2006, which we believe directly reflects our efforts to right-size the business. While we expect to achieve declines in SG&A from comparable prior periods last year, we do not expect to achieve reductions in SG&A on a quarterly basis during 2006.
The following table details the items that had significant impact on changes in SG&A spending:

Increase (Decrease)
Three Months Ended
March 31,
2006 vs. 2005
(In millions)

Reduced administrative salaries and benefit costs	$ (3.7)
Accelerated depreciation of ERP system in prior year	(2.4)
Reduced distribution and warehousing costs	(1.0)
Lower commissions due to reduced sales volume	(0.8)
Reduced spending on selling and marketing initiatives	(0.6)
Lower Sarbanes-Oxley compliance costs	(0.5)
Lower travel and entertainment	(0.4)
Favorable foreign currency exchange rate impact	(0.4)
Higher bank fees	0.5
Higher consulting fees	0.4
Other, net	(1.1)

$ (10.0)

Restructuring expenses recognized in the first quarter 2006 related to our Operating Improvement Plan include approximately $0.2 for employee severance costs related to the transition of our warehousing and distribution operations to a third-party logistics provider (NDC) from our warehouse facility in Elk Grove Village, Illinois. We will have additional restructuring expenses associated with the outsourcing of our warehousing and distribution operations through the remainder of 2006.

Operating Income (Loss)
Operating loss for the three months ended March 31, 2006 was $9.3 million, versus an operating loss of $12.7 million, reported in the three months ended March 31, 2005. The impact from our shortfall in sales quarter-over-quarter was more than offset by the improvement in gross margin percentage and a significant reduction in our operating expenses.
Interest and Other Income (Expense), Net
Interest expense for the quarter increased $0.2 million, to $0.6 million, due to higher borrowings and interest rates. Other expense decreased $0.2 million, in the three months ended March 31, 2006 due primarily to a reduction in foreign currency exchange losses.
Provision for Income Tax Expense (Benefit)
For the three months ended March 31, 2006, income tax expense was $0.7 million, comprised of a benefit from a domestic NOL of $4.1 million, offset by a deferred tax asset valuation allowance expense of $4.1 million, and a foreign tax expense related to operations of $0.7 million. For the three months ended March 31, 2005, income tax expense was $2.1 million, which comprised of: a provision of $2.6 million to establish a reserve for the potential impact of a foreign tax examination: a benefit of $1.1 million related to reserves that were determined to be unnecessary; a benefit from a domestic NOL of $5.5 million, offset by a deferred tax asset valuation allowance expense of $5.5 million; and a foreign tax expense related to operations of $0.6 million.
LIQUIDITY AND CAPITAL RESOURCES
We believe that our current cash and cash equivalents, cash generated from operations, current available financing and our historical ability to negotiate increases to our seasonal loan advance rates on eligible collateral under our existing credit facility will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. There are no assurances, however, of our ability to negotiate an increase in our seasonal loan advance rates on eligible collateral, obtain waivers of existing or future covenants if violated, extend our existing credit facility and/or secure replacement financing of the senior revolving credit facility, which expires January 1, 2007.
Liquid Assets
Cash and cash equivalents on March 31, 2006 were $8.7 million, versus $12.9 million at December 31, 2005. Cash and cash equivalents is a function of cash flows from operating, investing and financing activities. Historically, we have satisfied capital requirements with borrowings. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and generally are greatest early in the fourth quarter and lowest early in the first quarter.
Cash Flows
The net cash used by operating activities is a function of our net loss, offset by non-cash income and expenses such as depreciation and deferred gains on sales of property plant and equipment as well as changes in working capital. Net cash used in operations totaled $12.0 million for the three months ended March 31, 2006, an increase of $4.5 million, from the $7.5 million, used in the same period last year. Non-cash expenses were $3.2 million lower in 2006 than in the same period in 2005, primarily due to depreciation and amortization charges which, in 2005, included $2.4 million of accelerated depreciation charges related to the ERP system migration.
For the three months ended March 31, 2006, changes in operating assets and liabilities used $1.8 million of cash, a decline of $5.8 million from the $4.0 million provided in the same period last year. Accounts receivable decreased $8.3 million in the three months ended March 31, 2006, compared to a decrease of $5.8 million for the same period in 2005. Inventories increased by $1.5 million in the three months ended March 31, 2006, compared to a decrease of $2.4 million for the same period in 2005 period. The changes in receivables and inventories in the three months ended March 31, 2006 primarily were due to lower revenues resulting from the slower than anticipated rate of shipping orders from NDC due to transition issues at the new location.
The net cash used by investing activities in the three months ended March 31, 2006 declined $0.6 million due to a decline in equipment purchases.

The net cash provided by financing activities in 2006 totaled $7.6 million, versus $12.1 million for 2005. The decrease resulted primarily from a $4.1 million decline in borrowing activities, which was made possible by a successful effort to reduce the cash balances on hand at our operating facilities in the U.K., Canada and Hong Kong.
Operating Improvement Plan Goals
As stated above, Enesco has specific profitability goals built into its Operating Improvement Plan. Enesco seeks to build a profitable, sustainable business model focused on high margin gift products. This operating model will target gross margins in the range of 40% to 45% and an operating profit margin of 3% to 5%, which are expected to be achieved in 2007.
Credit Facilities
In June 2003, Enesco entered into a three-year domestic $50.0 million unsecured revolving credit facility that includes Enesco International (H.K.) Limited as a borrowing subsidiary. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing Enesco’s shares and paying dividends. In addition, as amended, Enesco is required to satisfy certain financial covenants at the end of each month.
On July 7, 2005, we entered into an eighth amendment to our current U.S. credit facility. The eighth amendment added accounts receivable and inventory of N.C. Cameron & Sons Limited, our Canadian subsidiary, to the borrowing base under the credit facility and reduced the advance rate on inventory from 50% to 33% effective July 31, 2005.
As of August 31, 2005, we entered into a ninth amendment to our current U.S. credit facility. The ninth amendment reset our minimum EBITDA and capital expenditure covenants through the facility termination date, December 31, 2005, based on our reforecast and long-term partnership with Bank of America, as successor to Fleet and LaSalle Bank. The ninth amendment also added the accounts receivable and inventories of Enesco Limited, Enesco Holdings Limited and Bilston & Battersea Enamels Limited, and the accounts receivable of Enesco International (H.K.) Limited as eligible collateral to the borrowing base under the current credit facility. The ninth amendment also increased the current credit facility size to $75.0 million.
On December 21, 2005, Enesco entered into a tenth amendment to our current U.S. credit facility extending the facility termination date from December 31, 2005 to January 1, 2007. The tenth amendment provides that, unless the outstanding loans and letters of credit under the existing U.S. credit facility are paid in full prior to the following dates, the respective fees will become payable: 1) by January 1, 2006, $75,000; 2) by February 1, 2006, $150,000; 3) by March 1, 2006, $250,000; 4) by April 1, 2006, $275,000; 5) by May 1, 2006, $750,000; and 6) by June 1, 2006; $750,000. The amendment also provides for a monthly fee beginning January 1, 2006 through May 1, 2006 in the amount of 0.10% of the highest amount of loans that were outstanding during the preceding month. This fee will increase to 0.20% beginning June 1, 2006 through January 1, 2007. The amendment establishes cumulative minimum consolidated EBITDA requirements and cumulative maximum capital expenditure limitations, which are each measured monthly during 2006. During the three months ended March 31, 2006, Enesco paid the January 1, February 1, and March 1, 2006 bank penalty fees totaling $475,000.
On March 31, 2006, we entered into an eleventh amendment to our existing U.S. credit facility. This amendment reset Enesco’s 2006 cumulative minimum monthly EBITDA covenants effective January 30, 2006, based on our reforecast and reduced the credit facility commitments from $75.0 million to $70.0 million effective between the eleventh amendment date and January 1, 2007. In addition, unless the outstanding loans and letters of credits under the existing U.S. credit facility are paid in full, the eleventh amendment accelerates by one month the fees per the tenth amendment which were to be due May 1, 2006 and June 1, 2006. The total fees paid on April 1, 2006 was $1,025,000 and on May 2, 2006 was $750,000. The monthly fee of 0.10% of the highest loan amount outstanding during the preceding month increased to 0.20% on May 1, 2006, rather than June 1, 2006 as per the tenth amendment, and will continue until the facility termination date.
On December 14, 2005, Enesco signed a commitment letter with LaSalle Business Credit, LLC to arrange a new $75 million senior secured credit facility. If entered into, the new credit facility with LaSalle will have a term of five years and will replace our existing credit facility with Bank of America, as successor to Fleet National Bank, and LaSalle Bank. As the Administrative Agent, LaSalle expects to form a syndicate of financial institutions to participate in the new credit facility. The commitment letter contains a number of conditions that must be satisfied in order for the facility to be closed, including having a minimum borrowing availability of at least $10 million at the time of closing; the lender’s completion of its final due diligence with respect to Enesco and its subsidiaries; the negotiation and execution of a definitive credit agreement; there being no material adverse change in our business, assets, liabilities, properties, condition (financial or otherwise), results of operations or prospects of Enesco and its subsidiaries since December 31,

2004, there being no material disruption or material adverse change in financial, banking or capital markets generally affecting credit facilities, and various appraisals, as well as other standard and customary conditions. Under the commitment letter, the new credit facility was to close on or before January 31, 2006.
Since January 31, 2006, Enesco has received monthly extensions of the LaSalle commitment letter’s expiration date. On April 28, 2006 Enesco received a modification to its commitment letter from LaSalle, extending the expiration date from April 30, 2006 to May 31, 2006.
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
At March 31, 2006, Enesco had total lines of credit providing for maximum borrowings of $73.3 million, $70.0 million under our current U.S. credit facility, and $3.3 million under international facilities. Actual borrowings of $38.4 million and letters of credit and a customs bond totaling $4.6 million were outstanding at March 31, 2006. The net available borrowing capacity under our current U.S. credit facility based on eligible collateral as of March 26, 2006 (the most recent measurement date prior to March 31, 2006) was $5.5 million and as of May 7, 2006 (the most recent measurement date prior to the filing of this Quarterly Report on Form 10-Q), was $2.5 million.
As of March 31, 2006, Enesco had a total of $38.4 million of interest bearing debt outstanding, all in the U.S., with a floating interest rate of 6.9%, compared to an aggregate debt balance of $38.0 million with a floating interest rate of approximately 4.8% at March 31, 2005.
Recent Accounting Pronouncements
In November 2004, the FASB issued FAS No. 151, Inventory Costs, which amended the guidance in Accounting Research Bulletin (ARB) No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material (spoilage). It also requires that the allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred by Enesco beginning January 1, 2006. The implementation of FAS No. 151 did not have a significant impact on the results of our operations in the three months ended March 31, 2006.
In December 2004, FASB revised FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. This Statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Enesco adopted this Statement for the quarter beginning January 1, 2006. This revised Statement is applicable for Enesco’s yearly service awards granted after the required effective date and modified, repurchased or cancelled after that date. The impact on our Consolidated Statement of Operations for 2006 for options granted prior to the adoption of FAS 123 is not significant due to the acceleration of vesting on all previous options granted at a price greater than the market price in November 2005.
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
FAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Enesco has made no accounting changes in the three months ended March 31, 2006.
New York Stock Exchange Continued Listing Standards Compliance
On September 1, 2005, Enesco received notification from the New York Stock Exchange (NYSE) that we were not in compliance with the continued listing standards of the exchange. Enesco is considered “below criteria” by the NYSE, because our total market capitalization was less than $75 million over a consecutive 30-trading-day period and our shareholders’ equity was less than $75 million. On October 14, 2005, we submitted a plan to the NYSE, demonstrating how we intend to comply with the continued listing standards within 18 months of our receipt of the notice. On December 5, 2005, the NYSE accepted our plan for continued listing on the NYSE. Enesco’s common stock continues to be listed on the NYSE, subject to quarterly reviews by the NYSE listings and compliance committee to ensure progress against our plan.
If we are unable to meet the criteria and are delisted, we may be unable to have our common stock listed on Nasdaq because of its minimum stock price and other listing requirements and, as a result, we would likely have our common stock quoted on the Over-the-Counter Bulletin Board, or the OTC BB, which would also require us to delist our common stock from the NYSE Arca, formerly known as the Pacific Stock Exchange.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the information previously reported under Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors foreign currency exposures and ensures that any hedge contract amounts do not exceed the amounts of the underlying exposures.
Enesco’s current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco may hedge these exposures by entering into various foreign exchange forward contracts. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition for the three months ended March 31, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by Enesco in the reports filed by Enesco under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to Enesco’s management, including its President and Chief Executive Officer and its principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and our principal financial officer concluded that Enesco’s disclosure controls and procedures were effective as of March 31, 2006.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
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
On January 30, 2006, Enesco announced that it had resolved its complaint and counterclaim with Jim Shore Designs, Inc. As part of the settlement, we terminated our license agreement with Jim Shore Designs effective November 23, 2005, and entered into a new strategic alliance agreement. Under this agreement, Jim Shore Designs reaffirms and strengthens its commitment to Enesco, which, among other things, continues the relationship between Enesco and Jim Shore Designs three years from the effective date, November 23, 2005, through November 22, 2008, and through November 22, 2011 unless either party chooses not to renew. The Strategic Alliance Agreement focuses on key gift and seasonal categories that have been very successful for Enesco and Jim Shore Designs.
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

Item 1A. Risk Factors
The ownership of our common stock involves a number of risks and uncertainties. You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005 and the other information in this Form 10-Q before deciding whether to invest in our common stock. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K and as set forth below are not the only ones facing us. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.
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
Should we fail to achieve forecasted results, Enesco will need to identify alternate sources of financing including extending our existing credit facility and/or securing replacement financing by January 1, 2007. Additionally we will need to negotiate with our lenders an increase to our seasonal loan advance rates on eligible collateral under our existing credit facility for our cyclical cash decline during the summer months. We cannot assure you that our business will generate sufficient cash flow from operations in the future, our currently anticipated long-term growth in revenues and cash flow will be realized on schedule or in an amount sufficient to enable us to service indebtedness, or that adequate future borrowings will be available to us under the senior credit facility. We may need to refinance all or a portion of our indebtedness, including our credit facility, on or before maturity. There can be no assurance that we will be able to do so on commercially reasonable terms or at all.
Our existing credit facility contains, and any new credit facility will most likely contain, various covenants which limit our management’s discretion in the operation of our business and the failure to comply with such covenants could have a material adverse effect on our business, financial condition and results of operations.
Our credit facility contains various provisions that limit our management’s discretion by restricting our ability to, among other things:
•	incur additional indebtedness;

•	pay dividends or distributions on, or redeem or repurchase, our common stock;

•	make investments;

•	incur liens;

•	transfer or sell assets;

•	consolidate, merge, or transfer all or substantially all of our assets; and

•	retain and dismiss consultants to provide strategic and structural services without approval of our lenders.
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
We are highly dependent upon the ability of our senior management and consultants to effectively run our operations.
We have been experiencing changes in our senior management team. Cynthia Passmore, our President and CEO and a director, will no longer serve in those capacities effective May 15, 2006. While we are conducting a search for executives to fill these positions on a permanent basis, we have appointed an interim CEO and an interim CFO who will begin employment effective May 15, 2006. In addition, we appointed a Chief Financial Officer in January 2005 who resigned in July 2005. We then appointed a Chief Accounting Officer to handle these functions. In addition, we have eliminated the position of Chief Operating Officer as part of our downsizing efforts and our General Counsel has resigned effective April 3, 2006. In connection with the development and implementation of our Operating Improvement Plan, we have engaged Keystone Consulting Group (Keystone), a restructuring advisor. Our credit agreement under our current credit facility requires us to retain Keystone or another consultant reasonably acceptable to our lenders until we have repaid our credit facility in full. We have been highly dependent on Keystone to assist us in implementing the Operating Improvement Plan. We have decided not to renew Keystone’s engagement agreement which expired March 31, 2006 and April 30, 2006 was the last day of Keystone’s services.
Effective May 10, 2006, Enesco retained Mesirow Financial Consulting, LLC to provide support to the finance team in implementing our Operating Improvement Plan and to assist us in identifying other improvement opportunities. Our ability to implement our business strategy is dependent upon our senior management’s ability to run our business effectively and to retain consultants with appropriate skills.
We do not have employment agreements with our executive officers. We cannot assure you that we will be able to retain any of our executives, that we will be successful in retaining consultants promptly on terms favorable to us who will have the expertise to assist us in the continued implementation of our Operating Improvement Plan, or that our lenders will approve our consultants and will grant a waiver of our failure to have retained consultants acceptable to them following the cessation of Keystone’s services. Our business, results of operations and financial condition could be materially adversely affected by the loss of any of these persons, the inability to attract and retain appropriately qualified replacements or consultants, or our lenders declaring a default under our credit agreement because of our failure to retain consultants acceptable to them. In addition, as noted above, if our CEO and President resigns or is terminated, our licensing agreement with Jim Shore Designs, Inc. would be at risk of being terminated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Enesco did not sell or repurchase equity securities of Enesco during the period covered by this report.
Item 3. Defaults Upon Senior Securities
There have been no material defaults in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days, with respect to any indebtedness of Enesco or any of its significant subsidiaries exceeding 5% of the total assets of Enesco and its consolidated subsidiaries.
Enesco did not pay dividends during the period covered by this report. Enesco’s revolving credit agreement contains financial and operating covenants, including restrictions on paying dividends.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of Enesco shareholders during the period covered by this report.
Item 5. Other Information
On March 14, 2006, we entered into an agreement with Koreen A. Ryan, our former Senior Vice President, Human Resources, General Counsel and Secretary, which provided for the transition of her duties and responsibilities through her resignation date of April 3, 2006. The agreement also provided Ms. Ryan separation pay of $181,500 payable in installments in accordance with our regular payroll payment schedule, her bonus for the prior fiscal year in the amount of $7,200, and the right to purchase COBRA continuation coverage at the active employee contribution rate for up to nine months. The agreement contained mutual non-disparagement obligations and mutual releases for all claims and required Ms. Ryan to continue to be subject to obligations under our confidentiality policies.
Item 6. Exhibits
Exhibits required to be filed by Enesco are listed in the Exhibit Index.

EXHIBIT INDEX

Item 601	Exhibit

10.1*
Eleventh amendment to Second Amended and Restated Senior Revolving Credit Agreement, dated as of March 31, 2006, by and among Enesco Group, Inc., Fleet National Bank and LaSalle Bank, N.A. (Exhibit 99.1 to Form 8-K filed on April 3, 2006 in Commission File No. 001-09267).

10.2*	Business Purchase Agreement between Enesco Limited and Dartington Crystal (Torrington) Limited (Exhibit 99.2 to Form 8-K filed on May 2, 2006 in Commission File No. 001-09267).

10.3	Transition/Resignation and Release Agreement between Enesco Group, Inc. and Koreen A. Ryan, dated March 14, 2006.

31.1	Certification of Chief Executive Officer under Exchange Act Rules 13a-14(a) or 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer under Exchange Act Rules 13a-14(a) or 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Principal Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

Signatures
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENESCO GROUP, INC. (Registrant)
Date: May 12, 2006	By:	/s/ Cynthia Passmore
Cynthia Passmore
President and Chief Executive Officer

Date: May 12, 2006	By:	/s/ Anthony G. Testolin
Anthony G. Testolin
Chief Accounting Officer (Principal Financial Officer)