Form 10-Q
period 2006-06-30
ENESCO GROUP INC
filed 2006-07-28
CIK 93542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Yes ☐ No ☑
At July 28, 2006, 14,909,283 shares of the registrant’s Common Stock were outstanding.

ENESCO GROUP, INC.
TABLE OF CONTENTS

PART I

Item 1.	Consolidated Financial Statements	5

	Consolidated Balance Sheets (Unaudited) As of June 30, 2006 and December 31, 2005	5

	Consolidated Statements of Operations (Unaudited) For the Three Months Ended June 30, 2006 and 2005	6

	Consolidated Statements of Operations (Unaudited) For the Six Months Ended June 30, 2006 and 2005	7

	Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) (Unaudited) For the Six Months Ended June 30, 2006 and 2005	8

	Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2006 and 2005	9

	Notes to Consolidated Financial Statements (Unaudited) For the Six Months Ended June 30, 2006	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signatures

	Exhibit 31.1

	Exhibit 31.2

	Exhibit 32

Forward-Looking Statements
This report and other written reports and oral statements made from time to time by Enesco Group, Inc., its subsidiaries (“Enesco,” “we” or “our”) and its management may contain cautionary or “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.
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
Any or all of the forward-looking statements made in this report and in any other public statements may turn out to be incorrect. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that actual future results of operations may vary materially from forward-looking statements. Accordingly, you should not rely on forward-looking statements as a prediction of actual future results. Any forward-looking statement made in this report speaks only as of the date of such statement. We operate in a continually changing business environment and undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. However, you should consult any further disclosures we make on related subjects in Forms 10-K, 10-Q, 8-K or other reports filed with the Securities and Exchange Commission (SEC).
It is not possible to predict or identify all factors that potentially could cause actual results to differ materially and adversely from expected and historical results. Such factors include, but are not limited to:
Operating Improvement Plan
•	Ability to implement our comprehensive plan for operating improvement and to achieve its goals for cost savings and market share increases.
Long-Term Financing
•	Ability to enter into new financing arrangements to replace our U.S. credit facility that is scheduled to terminate in September 2006.

•
Ability to comply with the covenants in our existing U.S. credit facility and to enter into and comply with the covenants in new credit facilities to finance operational requirements at competitive costs and interest rates.

•	Ability to obtain increases in advance rates on eligible collateral, which will allow borrowings sufficient to fund operational requirements.
Business Environment
•
Day-to-day effects of current economic conditions and market fluctuations. This includes contributing factors, such as inflation, interest and foreign currency rate changes, which may create a positive or negative impact on operations.

•	Consumer interest in products is seasonal and may vary based on current market demand fluctuations and time of year.

•
Effects of terrorist activity, armed conflict and epidemics, and local labor shortages possibly causing a business disruption in global economic activity, and changes in logistics and security arrangements. This is particularly significant with respect to our heavy reliance on external manufacturing facilities located in China.

•	Competitive activities, particularly those of our main competitors, which can significantly influence giftware prices and product demand.

•	The level of success of our new product introductions and those of our competitors, which will impact our competitive position.

Sales Environment
•
Ability to secure, maintain and renew licenses and contracts, particularly Jim Shore Designs, Inc., Disney and Priscilla Hillman (Cherished Teddies®), which are our top performers and make up approximately 27.5% of associated product line revenues.

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

•	Success in implementing new credit standards and a new credit scoring system, and continuing to improve days sales outstanding.
Production, Procurement and Distribution
•	Ability to implement and execute supply chain warehousing and distribution improvements and cost savings with a third-party logistics company.

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

•
Availability to source products due to changes in conditions that impact suppliers including environmental conditions, laws and regulations, litigation involving suppliers, transportation disruptions, labor shortages, power outages, force majeure events and/or business decisions made by suppliers, which could have an adverse impact on operating results.

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

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ENESCO GROUP, INC.
Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005

	(Unaudited)
	June 30,	December 31,
(In thousands, except per share amounts)	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$7,309	$12,918
Accounts receivable, net	34,358	42,285
Inventories	34,071	40,659
Prepaid expenses	4,134	3,471
Deferred income taxes	899	783
Asset held for sale	2,015	—

Total current assets	82,786	100,116

Property, plant and equipment, at cost:
Land and improvements	1,200	1,200
Buildings and improvements	17,678	19,538
Machinery and equipment	9,624	9,636
Office furniture and equipment	38,624	37,826
Transportation equipment	371	532

	67,497	68,732

Less: accumulated depreciation and amortization	(56,398)	(53,228)

Property, plant and equipment, net	11,099	15,504

Other assets:
Goodwill	3,301	8,364
Other	2,079	3,135
Deferred income taxes	3,061	3,072

Total other assets	8,441	14,571

Total assets	$102,326	$130,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes and loans payable	$42,642	$30,823
Accounts payable	13,903	15,306
Federal, state and foreign income taxes	8,301	9,005
Deferred gain on sale of fixed assets	5,414	6,358
Accrued expenses:
Payroll and commissions	2,439	3,083
Royalties	3,564	5,782
Post-retirement benefits	123	142
Other	3,905	5,585

Total current liabilities	80,291	76,084

Non-current liabilities:
Post-retirement benefits	943	1,281

Total non-current liabilities	943	1,281

Shareholders’ Equity:
Common Stock, par value $0.125: authorized 80,000 shares; issued 25,228 shares	3,154	3,154
Capital in excess of par value	40,000	41,430
Retained earnings	212,969	248,437
Accumulated other comprehensive income	8,137	4,438

	264,260	297,459

Less: Shares of Common Stock held in treasury, at cost:
10,319 shares at June 30, 2006 and 10,308 shares at December 31, 2005	(243,168)	(244,633)

Total shareholders’ equity	21,092	52,826

Total liabilities and shareholders’ equity	$102,326	$130,191

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Consolidated Statements of Operations
For the Three Months Ended June 30, 2006 and 2005
(Unaudited)

	June 30,	June 30,
(In thousands, except per share amounts)	2006	2005

Net revenues	$37,751	$45,744
Cost of sales	26,796	28,360
Cost of sales – loss on license termination	—	7,713

Gross profit	10,955	9,671

Selling, general and administrative expenses	26,574	30,580
Goodwill impairment loss	5,292	—

Operating loss from continuing operations	(20,911)	(20,909)

Interest expense	(940)	(456)
Interest income	24	38
Other income (expense), net	(239)	12

Loss from continuing operations before income taxes	(22,066)	(21,315)
Income tax expense	(617)	(463)

Loss from continuing operations	(22,683)	(21,778)

Discontinued operations
Loss from operations of Dartington (including loss on disposal in 2006 of $2,321)	(3,185)	(368)
Income tax benefit	956	110

Loss from discontinued operations	(2,229)	(258)

Net loss	$(24,912)	$(22,036)

Loss per share of Common Stock:
Basic and diluted – continuing operations	$(1.52)	$(1.48)

Basic and diluted – discontinued operations	$(0.15)	$(0.02)

Basic and diluted – net loss	$(1.67)	$(1.50)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Consolidated Statements of Operations
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	June 30,	June 30,
(In thousands, except per share amounts)	2006	2005

Net revenues	$73,334	$102,872
Cost of sales	47,145	63,465
Cost of sales – loss on license termination	—	7,713

Gross profit	26,189	31,694

Selling, general and administrative expenses	50,641	64,792
Goodwill impairment loss	5,292	—

Operating loss from continuing operations	(29,744)	(33,098)

Interest expense	(1,499)	(855)
Interest income	52	158
Other income (expense), net	(222)	(143)

Loss from continuing operations before income taxes	(31,413)	(33,938)
Income tax expense	(1,494)	(2,697)

Loss from continuing operations	(32,907)	(36,635)

Discontinued operations
Loss from operations of Dartington (including loss on disposal in 2006 of $2,321)	(3,659)	(882)
Income tax benefit	1,098	265

Loss from discontinued operations	(2,561)	(617)

Net loss	$(35,468)	$(37,252)

Loss per share of Common Stock:
Basic and diluted – continuing operations	$(2.20)	$(2.50)

Basic and diluted – discontinued operations	$(0.17)	$(0.04)

Basic and diluted – net loss	$(2.37)	$(2.54)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

						Accumulated
					Capital in	Other		Total
	Common Stock		Treasury Stock		Excess of	Comprehensive	Retained	Shareholders’
(In thousands)	Shares	Amount	Shares	Amount	Par Value	Income	Earnings	Equity

Balance December 31, 2004	25,228	$3,154	10,671	$(248,730)	$44,229	$8,152	$302,462	$109,267

Net loss							(37,252)	(37,252)
Currency translation adjustments						(3,067)		(3,067)

Total comprehensive loss								(40,319)
Exercise of stock options			(50)	562	(240)			322
Other common stock issuance			(138)	1,561	(830)			731

Balance June 30, 2005	25,228	$3,154	10,483	$(246,607)	$43,159	$5,085	$265,210	$70,001

Balance December 31, 2005	25,228	$3,154	10,308	$(244,633)	$41,430	$4,438	$248,437	$52,826

Net loss							(35,468)	(35,468)
Currency translation adjustments						3,699		3,699

Total comprehensive loss								(31,769)
Stock-based compensation			11	1,465	(1,430)			35

Balance June 30, 2006	25,228	$3,154	10,319	$(243,168)	$40,000	$8,137	$212,969	$21,092

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)

	June 30,	June 30,
(In thousands)	2006	2005

Cash Flows from Operating Activities of Continuing Operations:
Loss from continuing operations	$(32,907)	$(36,635)

Adjustments to reconcile net loss to net cash used by operating activities of continuing operations:
Depreciation and amortization of property, plant and equipment	1,713	5,694
Goodwill impairment loss	5,292	—
Deferred income taxes	(105)	204
Capitalized loan cost write-off	967	—
Gains on sales of property, plant and equipment	(986)	(945)
Stock-based compensation	35	731
Loss on license termination	—	7,713
Changes in assets and liabilities:
Accounts receivable, net	9,237	12,951
Inventories	6,494	(1,231)
Prepaid expenses	(556)	(992)
Other assets	525	485
Accounts payable and accrued expenses	(7,078)	(4,659)
Income taxes payable	(718)	1,110
Non-current post-retirement benefits	(338)	(1,378)

Net cash used by operating activities of continuing operations	(18,425)	(16,952)

Cash Flows from Investing Activities of Continuing Operations:
Purchases of property, plant and equipment	(217)	(1,204)
Proceeds from sales of property, plant and equipment	77	6

Net cash used by investing activities of continuing operations	(140)	(1,198)

Cash Flows from Financing Activities of Continuing Operations:
Net issuance of notes and loans payable	11,819	8,797
Exercise of stock options	—	322

Net cash provided by financing activities of continuing operations	11,819	9,119

Cash Flows from Discontinued Operations:
Operating activities	(595)	(594)
Investing activities	1,088	(23)

Net cash provided by (used in) discontinued operations	493	(617)

Effect of exchange rate changes on cash and cash equivalents	644	(427)

Decrease in cash and cash equivalents	(5,609)	(10,075)
Cash and cash equivalents, beginning of period	12,918	14,646

Cash and cash equivalents, end of period	$7,309	$4,571

Supplemental disclosure of cash paid for:
Interest	$1,320	$770
Income taxes	$1,526	$1,090
The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Notes to Consolidated Financial Statements (Unaudited)
For the Six Months Ended June 30, 2006
Note 1. Description of Business
Enesco is a world leader in the design, manufacturing and marketing of licensed and proprietary branded giftware, and home and garden décor products to a variety of specialty gift, home décor, mass market and direct mail retailers. Enesco was organized in 1937 and is incorporated in Illinois. Our principal executive offices are located at 225 Windsor Drive, Itasca, Illinois 60143.
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
Our product lines are giftable items within four merchandise categories: decorative, inspirational, brand enthusiast and occasion-based. Enesco’s product lines include some of the world’s most recognizable brands, including Bratz™, Border Fine Arts™, Cherished Teddies®, Halcyon Days®, Heartwood Creek™ by Jim Shore, Lilliput Lane™, Pooh & Friends®, Walt Disney Classics Collections® and Disney®, among others. We believe that these merchandise categories elicit strong and sustainable market demand and profitability, and leverage our core distribution base. Some of our specific products are wall décor, garden accessories, frames, desk accessories, figurines, cottages, musicals, music boxes, ornaments, waterballs, candles, tableware, general home accessories and resin figures.
While we believe that the giftware industry is a mature market, demographic and economic trends support growth in giftware, home and garden décor lines. Enesco has a presence and competes in three major geographical markets that include the U.S., Europe (primarily the U.K., France and Germany) and Canada. The U.S. market accounted for approximately 40% of our consolidated net revenues in the six months ended June 30, 2006, while Europe accounted for 42%, Canada for 17% and various other countries for 1%.
Enesco sells its products through its own employee-based sales organizations in the U.S., U.K., Canada and France, as well as independent distributors in approximately 25 countries around the world. Enesco Limited sells various Enesco proprietary design product lines in the U.K. and several other European countries. Enesco Limited also oversees the operations of our subsidiary located in France and independent distributors in Germany, Holland and Belgium. Enesco Limited also administers the European collector clubs. N.C. Cameron & Sons Limited (N.C. Cameron) sells its various product lines in Canada and administers the Canadian collector clubs.
Both our U.K. and Canadian subsidiaries, in addition to distributing Enesco brand products, sell and distribute products for other U.S.-based giftware companies, including Demdaco, Mudpie, About Face Designs, and Franz Porcelain, among others.
We market our product lines primarily through retail promotions, trade shows and private shows held in major U.S. and foreign cities, as well as through catalogs, collector clubs, trade advertisings and the Enesco website. Our 2006 marketing focus is brand building, particularly for Enesco proprietary design product lines, such as Foundations®, Growing Up Girls®, Gregg Gift and licensed brands, such as Heartwood Creek™ by Jim Shore. Enesco leverages the talents of independent artists across a range of product categories and price positions.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial data as of June 30, 2006 and for the three and six months ended June 30, 2006 and June 30, 2005 has been prepared by Enesco, without audit, pursuant to the rules and regulations of the SEC. The Consolidated Financial Statements include the accounts of the parent company and its subsidiaries, all of which are wholly-owned. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been omitted pursuant to such rules and regulations. We have eliminated significant intercompany accounts and transactions. The Consolidated Financial Statements of this report should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2005.
In our opinion, these Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of our financial position as of June 30, 2006, results of operations for the three and six months ended June 30, 2006 and June 30, 2005, and cash flows for the six months ended June 30, 2006 and 2005.
The results of operations for interim periods are not necessarily indicative of the results of operations for full fiscal years or any future period. The information in this report reflects all normal recurring adjustments and disclosures that are, in our opinion, necessary to fairly present the results of operations and financial condition for the interim periods. Estimates are used for, but not limited to, the accounting for allowances for doubtful accounts, sales returns and allowances, inventory reserves, impairments of tangible and intangible assets, and other special charges and taxes. Actual results could differ from these estimates. When preparing an estimate, Enesco determines what factors are most likely to affect the estimate. Enesco gathers information from inside and outside the organization. The information is evaluated and the estimate is determined.
Following are the significant accounting policies that management believes could have a significant impact on our financial statements if the judgments, assumptions and estimates used by management turn out to be incorrect. Management has discussed these critical accounting policies with Enesco’s Audit Committee.
Accounts Receivable Allowances
Doubtful Accounts
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the historical write-off percentage applied to outstanding accounts receivable. If there is deterioration in a major customer’s creditworthiness or actual defaults are significantly different than our historical experience due to changes in the business environment or other factors, estimates of the recoverability of amounts due could be affected. This component allowance is comprised of two parts. The first component is for specific accounts whose collectibility, in our opinion, is in question. These accounts are reviewed on a monthly basis and adjusted as deemed necessary. At June 30, 2006, this component was $2.4 million as compared to $3.5 million at December 31, 2005. The second part is a general reserve, calculated by applying historical bad debt rates to month-end accounts receivable balances, after removing specific accounts identified as uncollectible. At June 30, 2006, this component of the reserve was $1.0 million compared to $1.2 million at December 31, 2005. The historical bad debt rate, which generally does not fluctuate materially, is adjusted annually or as deemed necessary to reflect actual experience. Historical trends do not guarantee that the rate of future write-offs will not increase. If the general reserve percentage increased 1%, it would require an increase to the reserve of $0.3 million, as of June 30, 2006, and a corresponding increase in bad debt expense of $0.3 million. There was no change to the general reserve percentage for bad debts during the six months ended June 30, 2006. The total allowance for doubtful accounts balance at June 30, 2006, was $3.4 million, or 8.1% of total accounts receivable compared to December 31, 2005 when the account was $4.7 million, or 9.3% of total accounts receivable. The percentage decrease is due primarily to changes in the assessment of collectibility of accounts placed with attorneys or other collectors.
Sales Returns and Allowances
Our estimated provision for sales returns and allowances is recorded as a reduction of sales revenue because it primarily relates to allowances and other billing adjustments. In cases where credits are issued for merchandise, the goods are typically not saleable and are destroyed. The sales returns and allowances reserve consists of two parts, the first of which is based on an analysis of specific accounts in which the customer has taken a deduction or similarly has challenged an invoice, and we believe the claim will be accepted. This part of the reserve is reviewed by management on a monthly basis and is adjusted as deemed necessary. At June 30, 2006, this comprised $2.2 million of the reserve balance as compared to December 31, 2005, when it was also $2.2 million of the reserve balance. The second part is a general reserve, calculated by applying historical percentages of sales returns and allowances to the current and prior month’s sales. We believe two months to be a reasonable amount of time for customers to receive and evaluate their order and request a credit if necessary. At June 30, 2006, this component of the reserve was $0.9 million, compared to December 31, 2005 when this component of the reserve was also $0.9 million. The sales returns and allowance balance at June 30, 2006 was $3.2 million, or 7.6%, of accounts receivable. At December 31, 2005, the reserve was $3.1 million, or 6.0%, of accounts receivable. This percentage increase is attributable primarily to a change in assessment of the collectibility of customer deductions.
The general reserve fluctuates with sales volume, as sales returns and allowances volumes increase or decrease with sales levels. This percentage is adjusted annually, or more frequently, if deemed necessary, to reflect actual experience. If the general reserve percentage increased 1%, it would require an increase to the reserve of $0.3 million, as of June 30, 2006, and a corresponding decrease in net revenues of $0.3 million. There was no change to the general reserve percentage for returns and allowances during the six months ended June 30, 2006. Historical trends do not guarantee that the rate of future returns and allowances will not increase.
Inventory Reserves
Excess or Slow Moving Inventory
Due to our process of developing, forecasting and procuring products, it is likely that excess inventory exists for certain products. In order to liquidate this excess inventory, the selling price frequently is reduced, often to an amount less than the product cost. Therefore, an inventory reserve is maintained to properly state inventory at the lower of cost or market. At every month end, inventory balances by product are compared to unit sales of that product for the most recent 12 months. The difference between the inventory on hand, by product, and the last 12 months’ sales is considered excess inventory and subject to reserve. The portion of inventory determined to be excess is reserved at varying percentages based on the historical sales volume and whether or not the product is still active or has been discontinued. Discontinued product that is considered slow moving, even though it may not currently be excess, is reserved at varying percentages based on historical sales. Once inventory has been identified as excess or slow moving, the reserve established on that portion of inventory cannot be decreased, although further increases in the reserve on that specific inventory may be necessary as market conditions change.
During the quarter ended June 30, 2006, we reevaluated our inventory reserves as recoveries through the sale of slow-moving and excess inventory have significantly declined. At June 30, 2006, the inventory reserve balance was approximately $14.5 million, or 29.8%, of gross inventory compared to approximately $12.0 million, or 23.6%, of gross inventory at December 31, 2005. This increase is due to our initiative to sell excess and slow-moving inventory more quickly in order to help expedite resolving distribution issues at the NDC facility, as well as clear out our distribution center in Elk Grove Village, Illinois, which will most likely need to be vacated on December 31, 2006. The recovery rate on the disposition of excess inventory depends upon a number of factors, such as market demand for closeout items and levels of such inventory. Historical averages are developed annually or more often if deemed necessary, and used to determine the likely recoverability of cost. Current initiatives will likely result in a lower recovery than historic recoveries, due to using non-traditional market channels in the expedited process. If market conditions deteriorate, it is likely that inventory will be sold at greater discounts, necessitating an increase to the reserve. An increase of 5% in this loss percentage would result in an additional inventory reserve of $0.9 million as of June 30, 2006.
Inventory Shrinkage
Based on historical trends, a reserve is established in anticipation of estimated inventory shrinkage during the year leading up to the time when we take our physical inventory at year end. This reserve is eliminated at year end when we record our actual inventory shrinkage as part of the year-end physical inventory process. The reserve related to shrinkage was $0.3 million as of June 30, 2006 and $0.2 million as of June 30, 2005.
Revenue Recognition
Revenue from the sales of products is recognized when title and risk of loss transfer to the customer, which generally occurs when merchandise is released to the transportation company. A provision for anticipated sales returns and allowances is recorded at the time of sale based upon historical experience. Amounts billed to customers for shipping and handling are included in revenue. License and royalty fees are recognized as revenue when earned.
The individual annual membership fees related to collector club sales are recorded as revenue as the membership entitles the member to receive a collector club kit, which includes a collectible figurine, a carrying case and related documentation, and a quarterly newsletter. The newsletters are essentially marketing materials that contain information regarding products, artists and member stories, as well as special offers and new product offerings. Collector club membership fees are not refundable. Because the membership fee is paid in exchange for products delivered and represents the culmination of the earnings process, revenue is recognized at the time the collector club kit is shipped to the member. Collector club membership also entitles the participant to purchase, for a limited time, certain exclusive items offered throughout the year. Revenue for these items is recognized upon shipment of each item.
Impairments of Tangible and Intangible Assets
We assess the recoverability of significant tangible and intangible assets, including goodwill, under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For property, plant and equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill, we perform an impairment assessment annually or more frequently if impairment indicators arise. Due to ongoing operating losses from the U.S. businesses, excluding Gregg Manufacturing, Inc. (Gregg Gift), an assessment of the carrying amount of long-lived assets was completed as of June 30, 2006 in accordance with SFAS No. 144. Based on the positive undiscounted cash flows expected to be generated from our long-lived assets, we concluded that we did not have an impairment as of June 30, 2006.
Due to significant changes in the sales base at Gregg Gift, an assessment of the carrying amount of its goodwill was completed as of June 30, 2006 in accordance with SFAS No. 142. Because the carrying value of the goodwill of $5.3 million associated with the Gregg Gift acquisition exceeded its fair value, we concluded that these assets were impaired as of June 30, 2006. Based on an assessment of the fair value of Gregg Gift, we recognized an impairment loss of $5.3 million in the three months ended June 30, 2006.
Future cash flow is based on management’s estimates. Should these estimates change, recognition of additional impairment losses of long-lived assets may be required.
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
Our federal, state and foreign income taxes payable amounts at June 30, 2006 and December 31, 2005 include $5.2 and $5.0 million, respectively, payable to the United States Internal Revenue Service (IRS) for tax refunds and interest refunds received in 2005 related to a successful tax refund claim filed by the predecessor organization to the Company in Italy for the tax years 1982 through 1985. These repayments are required under the Internal Revenue Code due to the claiming of foreign tax credits (FTCs) by the predecessor organization in its federal tax returns for the years indicated. The refunds received from Italy have the effect of eliminating the FTC’s originally claimed, and hence the repayment required to the IRS. All amounts received from Italy will have to be remitted to the IRS, with interest from the date of receipt of the tax refund by the Company until payment is remitted to the IRS. An accrual for $0.2 million was made in the three months ended June 2006 to provide for the interest due.
Accounting for Stock-Based Compensation
Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) FASB Statement No. 123, revised 2004 (FAS 123R), Share-Based Payments. FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We elected to adopt FAS 123R using the modified prospective method. Under this method, we are required to record compensation expense for newly granted options and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for the prior interim periods and fiscal year do not reflect any adjusted amounts.

Note 3. Brand Category Revenues and Geographic Operating Segments
Enesco categorizes its product lines into three major brand categories: Proprietary Designs, Licensed Brands and Third-Party Distribution. The following table summarizes net sales by each major product category for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In thousands)

Proprietary Designs	$11,593	$11,921	$22,053	$28,345
Licensed Brands	14,719	14,486	25,101	29,340
Third-Party Distribution	10,833	10,497	25,421	24,718
Precious Moments®(1)	—	7,991	—	18,805
Other	990	1,731	1,531	2,742
Intercompany	(384)	(882)	(772)	(1,078)

Total consolidated	$37,751	$45,744	$73,334	$102,872

(1)	Includes only Precious Moments® product sales recorded by U.S. operations.
Enesco operates in two major geographic classifications: the U.S. and International. The following table summarizes operations by geographic classification for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
(In thousands)

Net Revenues
U.S.	$16,400	$24,422	$29,121	$56,777
International	21,351	21,322	44,213	46,095

Total consolidated	$37,751	$45,744	$73,334	$102,872

Operating Profit (Loss)
U.S.	$(22,496)	$(20,867)	$(33,179)	$(34,576)
International	1,585	(42)	3,435	1,478

Total consolidated	$(20,911)	$(29,909)	$(29,744)	$(33,098)

Long-lived Assets
U.S.
Property, plant & equipment, net	$8,643	$10,379	$8,643	$10,379
Other assets	5,151	11,694	5,151	11,694

Total U.S.	13,794	22,073	13,794	22,073

International
Property, plant & equipment, net	2,456	6,333	2,456	6,333
Other assets	3,290	4,111	3,290	4,111

Total International	5,746	10,444	5,746	10,444

Total consolidated	$19,540	$32,517	$19,540	$32,517

Capital Expenditures
U.S.	$125	$393	$135	$678
International	70	193	82	526

Total consolidated	$195	$586	$217	$1,204

Depreciation and Amortization
U.S.	$578	$1,800	$1,273	$5,084
International	229	275	440	610

Total consolidated	$807	$2,075	$1,713	$5,694

Total net revenues recorded in the U.K. for the three and six months ended June 30, 2006 were $13.4 million and $27.2 million, respectively, compared to $13.4 million and $28.2 million in the three and six months ended June 30, 2005, respectively. Total long-lived assets in the U.K. at June 30, 2006 and 2005 were $4.7 million and $9.2 million, respectively. On April 28, 2006, Enesco

Limited sold certain assets of its Dartington Crystal (Dartington) operation. See Note 10, Discontinued Operations, for further details of this transaction.
Total net revenues recorded in Canada for the three and six months ended June 30, 2006 were $6.0 million and $13.0 million, respectively compared to $6.5 million and $13.6 million in the three and six months ended June 30, 2005, respectively. The Canadian revenue decline is primarily attributable to foreign exchange rate fluctuations. Total long-lived assets in Canada at June 30, 2006 were $0.7 million compared to $0.8 million at June 30, 2005.
Note 4. Income (Loss) Per Common Share (Basis of Calculations)
The number of shares used in the income (loss) per common share computations for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005

Average common shares outstanding-basic	14,960	14,700	14,943	14,653
Dilutive effects of stock options and warrants	—	—	—	—

Average diluted shares outstanding	14,960	14,700	14,943	14,653

The average number of diluted shares outstanding for the three and six months ended June 30, 2006 and 2005 exclude common stock equivalents relating to options and warrants because there was a net loss and such common stock equivalents would have been anti-dilutive. Options and warrants to purchase 2.0 million and 2.6 million shares were outstanding at June 30, 2006 and 2005, respectively.
Note 5. Financial Instruments
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
Enesco’s current hedging activity is limited to foreign currency purchases. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco hedges these exposures by entering into various foreign exchange forward contracts. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the second quarter of 2006.
The table below details our outstanding currency instruments as of June 30, 2006, all of which have scheduled maturity dates before October 17, 2006:

Forward Contracts	Notional Amount	Exchange Rate
	(In thousands)

Euros	$500	1.2350

Note 6. Stock-Based Compensation
At June 30, 2006, we had four stock-based compensation (fixed options) plans, not including plans with options that have fully expired. Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123R), Share-Based Payments. FAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We elected to adopt FAS 123R using the modified prospective method. Under this method, we are required to record compensation expense for newly granted options and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for the prior interim periods and fiscal year do not reflect any adjusted amounts.
Prior to the adoption of FAS 123R, we accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, no stock-based compensation plan cost was reflected in net loss, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. On December 6, 2005, Enesco’s Board of Directors accelerated the vesting of 608,658 options that would have otherwise vested over the next four years. The total compensation costs that would have been recognized in the financial statements in future periods, had we not accelerated the vesting of these options are approximately $1.9 million.
The following table illustrates the effect on net loss and loss per share as if Enesco had applied the fair value recognition provisions of FAS 123R to stock-based compensation plans for the three and six months ended June 30, 2005:

	Three Months	Six Months
	Ended	Ended
(In thousands, except per share amounts)	June 30, 2005	June 30, 2005

Net loss as reported	$(22,036)	$(37,252)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(55)	(182)

Pro forma net loss	(22,091)	(37,434)

Loss per share — continuing operations:
Basic and diluted — as reported	$(1.48)	$(2.50)

Basic and diluted — pro forma	$(1.49)	$(2.51)

The total stock-based compensation expense (income) recorded for the three and six months ended June 30, 2006 amounted to ($10,000) and $1,000, respectively.
The following table summarizes stock option activity during the three and six months ended June 30, 2006:

	Three Months Ended June 30, 2006
				Weighted Average
		Weighted Average	Aggregate	Remaining
	Options	Exercise Price	Intrinsic Value	Term (Yrs.)
Outstanding at beginning of period	2,219,885	$9.39
Granted	14,159	1.47
Forfeited	(200,032)	2.77
Exercised	—	—
Expired	(81,070)	23.55

Outstanding at end of period	1,952,942	$9.42	—	5.80

Exercisable at end of period	1,940,783	$9.47	$—	5.78

	Six Months Ended June 30, 2006
				Weighted Average
		Weighted Average	Aggregate	Remaining
	Options	Exercise Price	Intrinsic Value	Term (Yrs)

Outstanding at beginning of period	2,218,760	$9.53
Granted	75,359	1.79
Forfeited	(205,920)	2.79
Exercised	—	—
Expired	(135,257)	17.15

Outstanding at end of period	1,952,942	$9.42	—	5.80

Exercisable at end of period	1,940,783	$9.47	$—	5.78

Enesco determines the fair value of stock option grants using the Black-Scholes valuation model and the key input assumptions are described in the table below. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are consistent with FAS 123R and appropriately estimates the fair value of Enesco’s stock option grants. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by Enesco under FAS 123R.
The following table presents the key weighted average input assumptions for the Black-Scholes valuation model:

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005	Methodology for the Six Months Ended June 30, 2006

Expected term (in years)	6.25	6.25	Simplified SAB 107 transition method.

Expected volatility	61.2%	57.5%	Historic volatility over expected term of each grant.

Expected risk-free interest rate	4.99%	3.86%	Set to the Treasury Constant Maturity rate as of the measurement date with maturity closest to the expected term.

Expected dividend yield	0.0%	0.0%	Dividends are not expected to be paid in the future.

Fair value	$0.91	$2.35	Black-Scholes valuation model.
Note 7. Precious Moments, Inc. Licensing Agreement Termination
On May 17, 2005, we terminated our license agreement with Precious Moments, Inc. (PMI) to sell Precious Moments® products in the U.S. On July 1, 2005, we began operating under an agreement with PMI where Enesco provided PMI transitional services related to its licensed inventory through December 31, 2005. In conjunction with the PMI agreement, in June 2005 we incurred a loss of $7.7 million equal to the cost of inventory transferred to PMI. We have not recorded any revenues for transition services in 2006, as PMI has exercised its option to perform the services in-house beginning January 1, 2006.
During the transition period, Enesco maintained inventories of PMI products on a consignment basis and processed sales orders on PMI’s behalf. Enesco recorded the gross sale and cost of sale of PMI products and, additionally, recorded a charge to cost of sales for the sale amounts to be remitted to PMI, net of the amounts due from PMI for inventory purchases. Enesco also earned sales commissions and service fees from PMI for product fulfillment, selling and marketing costs. In the three months ended June 30, 2006, Enesco and PMI reconciled the amounts owed to each other and, as a result, we recorded an additional charge of $355,000 to cost of sales to properly reflect amounts due to PMI. At June 30, 2006, the net amount owed PMI was $1.0 million, payable in three equal installments in July, August and September.

Note 8. Notes and Loans Payable
At June 30, 2006, Enesco had total lines of credit providing for maximum borrowings of $73.3 million, $70.0 million of which is available under our existing U.S. credit facility. Actual borrowings of $42.6 million and letters of credit and a customs bond totaling $4.0 million were outstanding at June 30, 2006. The net available borrowing capacity under our existing U.S. credit facility based on eligible collateral as of June 30, 2006 was $1.7 million.
In June 2003, Enesco entered into a three-year domestic $50.0 million unsecured revolving credit facility that includes Enesco International (H.K.) Limited as a borrowing subsidiary. The credit agreement contains financial and operating covenants including restrictions on incurring indebtedness and liens, acquisitions, selling property, repurchasing shares and paying dividends. In addition, Enesco was required to satisfy fixed charge coverage ratio and leverage ratio tests quarterly and a minimum annual operating profit covenant.
On July 7, 2005, we entered into an eighth amendment to our existing U.S. credit facility. The eighth amendment added accounts receivable and inventory of N.C. Cameron to the borrowing base under the credit facility and reduced the advance rate on inventories from 50% to 33% effective July 31, 2005.
As of August 31, 2005, we entered into a ninth amendment to our existing U.S. credit facility. The ninth amendment reset our minimum EBITDA and capital expenditure covenants through the then facility termination date, based on our reforecast and long-term partnership with Bank of America, as successor to Fleet National Bank and LaSalle Bank. The ninth amendment also added the accounts receivable and inventories of Enesco Limited, Enesco Holdings Limited and Bilston & Battersea Enamels Limited, and the accounts receivable of Enesco International (H.K.) Limited as eligible collateral to the borrowing base under the existing credit facility. The ninth amendment also increased the existing credit facility size to $75.0 million.
On December 21, 2005, Enesco entered into a tenth amendment to our existing U.S. credit facility extending the facility termination date from December 31, 2005 to January 1, 2007. The tenth amendment provided that certain fee amounts would become payable at the beginning of each of the months January through June 2006, unless the outstanding loans and letters of credit under the existing U.S. credit facility were paid in full. Fees totaling $475,000 and $1,775,000 were due during the three months ended March 31, 2006 and the three months ended June 30, 2006, respectively. The amendment also provided for a monthly fee beginning January 1, 2006 through May 1, 2006 in the amount of 0.10% of the highest loan amount outstanding during the preceding month. This fee increased to 0.20% beginning June 1, 2006.
On March 31, 2006, we entered into an eleventh amendment to our existing U.S. credit facility. This amendment reset Enesco’s 2006 cumulative minimum monthly EBITDA covenants effective January 30, 2006, based on our reforecast and reduced the credit facility commitments from $75.0 million to $70.0 million. The monthly fee of 0.10% of the highest loan amount outstanding during the preceding month increased to 0.20% on May 1, 2006, rather than June 1, 2006 as per the tenth amendment.
On June 14, 2006, we announced that we were in technical default of our existing U.S. credit facility as we had exceeded the maximum allowable borrowing capacity under the credit facility without immediate repayment of the excess amount. On July 20, 2006, we entered into a twelfth amendment to our existing U.S. credit facility, which increased our borrowing availability, provided a waiver to our defaults under the credit agreement and set a new facility termination date of September 15, 2006.
The twelfth amendment provides for various forms of credit availability up to a maximum borrowing amount of $70 million, with the opportunity for us to borrow beyond the amounts available under the borrowing base formulae. The maximum aggregate amount we may borrow beyond the amounts available under the borrowing base formulae ranges from $9.2 million for the week ended July 15, 2006 to $15.0 million from and after the week ending August 19, 2006 until the credit facility termination date. The twelfth amendment provides that interest on loans and advances other than permitted borrowings in excess of the borrowing base formulae from and after the twelfth amendment date will accrue at the alternate base rate provided under the facility, plus 2% per annum. Interest on permitted borrowings in excess of the borrowing base formulae will accrue at the alternate base rate provided under the facility, plus 3% per annum. The twelfth amendment deleted certain of the prior financial covenants, including the minimum monthly EBITDA covenants established by the eleventh amendment. In their place, the twelfth amendment establishes additional covenants governing our projected cash receipts, cash disbursements and borrowings in excess of borrowing base formulae, and requires pledging substantially all of the remaining unpledged assets of Enesco.
The material changes to the usage and extension fees as stated in the twelfth amendment provide that, on the earlier of an event of default and the date the amounts due under the credit agreement are paid in full or are otherwise satisfied, a fee of $2.1 million will be payable by us, unless the amounts due under the credit agreement are paid in full or are otherwise satisfied on or before September 1, 2006, in which case the fee payable by us will be reduced to $1.4 million. The monthly fee of 0.10% on the highest outstanding loan amount on any day during the preceding month increased to 0.20% on June 1, 2006 and will continue until the credit facility termination date.
On June 28, 2006, we signed an engagement letter with Jefferies & Company, Inc. (Jefferies) to assist us in securing long-term debt financing for Enesco. Enesco and Jefferies currently contemplate that a replacement financing would be a combination of an asset-based lending agreement combined with a senior subordinated term loan for a total loan value of approximately $100 million. Although there can be no assurance that we will be successful in putting in place such a facility on favorable terms, or at all, we hope to be in a position to execute such a facility in the third quarter 2006.
Note 9. Income Taxes
During the six months ended June 30, 2006, Enesco determined the need for a valuation allowance for deferred tax assets arising primarily from the domestic net operating losses (NOLs) incurred during that period. The ultimate realization of net deferred tax assets, including those arising from NOLs, is dependent upon the generation of taxable income in future years. In determining the amount of valuation allowance, future taxable income relating to existing deferred tax liabilities and available tax planning strategies are considered. Based upon these factors, we believe that it is more likely than not that Enesco will realize the benefits of net deferred tax assets of approximately $4.0 million as of June 30, 2006. The total of all other deferred tax assets, which principally relate to domestic NOLs, have been offset by a valuation allowance. This valuation allowance may require adjustment in future periods as the result of taxable income generated from operations or changes in estimates of future taxable income.
For the three months ended June 30, 2006, the income tax expense was $0.6 million, comprised of a tax benefit from a domestic NOL of $6.9 million, offset by a deferred tax asset valuation allowance expense of $6.9 million, and a foreign tax expense related to operations of $0.6 million. For the three months ended June 30, 2005, income tax expense was $0.5 million, comprised of an additional provision of $0.2 million for the potential impact of a foreign tax examination, a benefit from a domestic NOL of $8.2 million, offset by a deferred tax asset valuation allowance expense of $8.2 million and a foreign tax expense related to operations of $0.3 million.
For the six months ended June 30, 2006, income tax expense was $1.5 million, comprised of a benefit from a domestic NOL of $11.0 million, offset by a deferred tax asset valuation allowance expense of $11.0 million, and a foreign tax expense related to operations of $1.5 million. For the six months ended June 30, 2005, income tax expense was $2.7 million, comprised of a provision of $2.6 million to establish a reserve for the potential impact of a foreign tax examination, a benefit of $1.1 million related to reserves that were determined to be unnecessary, a benefit from a domestic NOL of $13.7 million, offset by a deferred tax asset valuation allowance expense of $13.7 million and a foreign tax expense related to operations of $1.2 million.
Note 10. Discontinued Operations
Enesco Limited acquired Dartington, a designer and manufacturer of uncut crystal products, in 2004 for approximately $7.0 million in cash. Total goodwill recorded on this acquisition was $1.2 million. In the fourth quarter of 2005, Enesco performed an analysis on the Dartington goodwill and concluded that it was impaired as of December 31, 2005. The total Dartington goodwill balance as of November 2005 of $1.1 million was written-off in the fourth quarter of 2005.
On April 28, 2006, Enesco entered into and closed on an agreement to sell its Dartington operation, which was owned by Enesco Limited. The previous management of Dartington purchased certain of Dartington’s assets, including the computer system and software, customer and supplier contracts, machinery and equipment, goodwill, leasehold properties, licenses, intellectual property rights and inventory. Enesco Limited retained the cash, factory building, receivables and payables of Dartington. The Dartington employees, including their accumulated rights and benefits, have transferred with the business to the new owners. The Dartington factory in Torrington, England, owned by Enesco Limited, is being leased to the purchasers.
The total consideration payable in cash for the sale is $2.4 million, of which $0.5 million was received at closing, and the balance is due in installments between May and December 2006. Through June 30, 2006, we have received approximately $1.1 million from the purchasers of Dartington.

It is our current intention to sell the Dartington facility located in Torrington. The new owners of Dartington have a right of first refusal in the event of a sale and have communicated that they are not willing to purchase the building. A current independent appraisal of the building indicated that the carrying value of the facility exceeds its appraised value by approximately $0.7 million. The loss on the sale of the business, including the write down of the building and professional fees totaled $3.1 million and is included in Discontinued operations on the Consolidated Statement of Operations. The Dartington factory is classified as an asset held for sale on the Consolidated Balance Sheet as of June 30, 2006.
Dartington reported a $2.5 million pre-tax loss for the year ended December 31, 2005, which included the $1.1 million goodwill write-off.
Note 11. Legal Proceedings
In the ordinary course of Enesco’s business, there are various legal proceedings pending against Enesco and its subsidiaries. In addition, while we cannot predict the eventual outcome of these proceedings, we believe that none of these proceedings will have a material adverse impact upon our business, financial condition, or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an explanation of the financial condition and results of operations of Enesco. This discussion should be read in conjunction with the financial statements and the accompanying notes and cautionary factors included elsewhere in this Form 10-Q. It contains forward-looking statements based on our current expectations, which are inherently subject to risks and uncertainties. Actual results and the timing of certain events may differ significantly from those referred to in such forward-looking statements. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise. The Consolidated Financial Statements include the accounts of the parent company and all of its subsidiaries. All significant intercompany transactions have been eliminated in the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires the use of our management’s estimates. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.
Enesco operates in a single industry segment which designs, manufactures and markets licensed and proprietary branded giftware, and home and garden décor products to a variety of specialty gift, home décor, mass market and direct mail retailers. We primarily serve markets in the U.S., Europe and Canada.
Overview
On June 7, 2006, the Board of Directors appointed Basil Elliott as a Director and as President and Chief Executive Officer and Marie Meisenbach Graul as Executive Vice President and Chief Financial Officer. Mr. Elliott and Ms. Graul had been in these positions on an interim basis since May 15, 2006. Prior to the date, the Board of Directors and Cynthia Passmore mutually agreed that Ms. Passmore would no longer serve as a Director and as President and Chief Executive Officer of Enesco, effective May 15, 2006. Additionally, Anne-Lee Verville retired as Director and as Chairman of the Board on June 30, 2006, and the Board elected Leonard Campanaro as Chairman.
Under the new management team, key issues being addressed as part of our goals for the remainder of 2006 are:
1.
Securing stable, long-term financing. Our current credit facility, as amended, will terminate on September 15, 2006. We are seeking to put in place a new debt financing structure, which must be completed in the third quarter of 2006, and have retained Jefferies & Company, Inc. to assist us in procuring replacement financing. Loan costs capitalized, totaling approximately $1.6 million, previously incurred in anticipation of securing new financing through LaSalle Bank were written-off when Enesco did not request LaSalle to extend its December 2005 commitment letter through June 30, 2006.

2.
Continuing the Operating Improvement Plan. Effective May 10, 2006, Enesco retained Mesirow Financial Consulting, LLC (Mesirow) to provide support to the finance team in the continued implementation of our Operating Improvement Plan and to assist us in identifying other improvement opportunities. Mesirow replaced the Keystone Consulting Group (Keystone), our former restructuring advisor, whose agreement expired on March 31, 2006, but worked under a verbal extension through April 30, 2006. We continue to work aggressively to increase revenue and implement cost reductions. In addition to the 2005 Operating Improvement Plan, we are looking at new price initiatives, personnel redeployment, reorganizing our sales and customer service functions and pursuing productivity increases throughout Enesco.

3.
Implementing a better distribution system. In the past six months, we have experienced logistical difficulties with our distribution process, which difficulties have materially and adversely affected our business. We continue to work toward rectifying our distribution process and have identified several solutions that we expect will alleviate the problems with our distribution process. In the interim, we are taking the following actions: (1) We are arranging with our third party distributor in China to handle increased volumes of case product shipments directly from China. (2) We will continue to ship our high-value product lines through our contract distributor in St. Louis, in lieu of closing the operation this quarter (3) In lieu of ceasing operations at our Elk Grove Village, Illinois distribution center this quarter, we are ramping up in the third quarter 2006 to handle the distribution of our 2006 Christmas product sales, and will likely vacate at year end.

We have also taken many steps over the last few months to work better with NDC, our third-party logistics provider, to rectify the shipping issues that have been encountered since our transition to our new facility in January 2006. However, the new facility is not designed to perform at the shipping levels and requirements that our business and customers require. We are working closely with NDC to implement process improvements as well as redesigning the floor plan and identifying specific automation needs. In order to achieve the pick and pack replenishment shipping volumes necessary to make Enesco successful and provide high-quality customer satisfaction, there will need to be capital expenditures made to automate the facility, which we preliminarily estimate will total $0.5 million to $1.0 million. Enesco and NDC are currently working on a plan that is expected to be implemented in the fourth quarter of 2006 that will support a pick and pack program in 2007.

4.
Improving customer service. Over the last few years, our distribution, procurement and Enterprise Resource Planning system (ERP) problems have adversely affected our relationship with many of our customers. We intend to review our U.S. ERP options and potentially look at replacing the system with one already running successfully at one of our international subsidiaries. We believe many of these customers have remained loyal only because of the fine products and licenses that Enesco offers. It is our intention to solve our remaining issues and refocus on servicing our customers. Without our loyal customers, we will not succeed and grow.

There can be no assurances that we will achieve any or all of the objectives set forth above, including obtaining new financing on reasonable terms, or at all; resolving our distribution system issues; and improving our customer service. Any failure to achieve any or all of these objectives may materially and adversely affect our business, financial condition and results of operation.
Throughout 2006, we have and will remain focused on stabilizing the business and building a platform for sustainable growth through the continued implementation of our Operating Improvement Plan, which was announced in September 2005. The Plan is based on creating a more efficient operating structure, improved distribution and customer service and a focused product portfolio. Our main objective has been to drive toward industry norms of performance — addressing our cost structure, shipping product to our customers on a timely basis and improving profitability. We are concentrating on improving gross margins and reducing operating expenses at all levels to establish a platform from which we can maximize revenue potential. Competition in the giftware market is highly fragmented. As such, we are focused on market share expansion in our core channels of distribution around the world.
The Operating Improvement Plan clearly defines what is required to increase profitability, solidly entrench our core business and grow sales. Our strategy focuses on four key initiatives: (1) continue the process improvement on rationalizing the U.S. product portfolio; (2) reducing U.S. corporate overhead, general and administrative and marketing costs; (3) improving our customer satisfaction levels; and (4) creating a more efficient and cost-effective distribution and warehousing model. We believe these initiatives will positively impact Enesco and allow us to ultimately achieve our goals for SG&A savings and gross margin and EBITDA improvements. Our target goals as previously communicated to shareholders are as follows:
•	gross profit margins of 40% to 45% from our continuing product lines

•	3% to 5% consolidated operating margins by 2007
Based on the gross profit margin of 35.7% achieved in the six months ended June 30, 2006, the annual revenue breakeven level has been reduced 28% from approximately $490 million in the 12 months ended June 30, 2005 to approximately $350 million in the 12 months ended June 30, 2006. We do not expect to achieve this annual revenue breakeven level in 2006, but do expect to continue to improve gross margins and reduce the annual breakeven level. As we continue implementing the Operating Improvement Plan, we expect to lower our breakeven revenue point further. We expect continuing product line revenues for the six months ending December

31, 2006, excluding U.S. Precious Moments® and Dartington revenues, to be relatively unchanged in aggregate from continuing product line revenues for the six months ended December 31, 2005. We anticipate that the results from our Operating Improvement Plan initiatives will positively impact each quarter of 2006 and that all cost savings will be fully realized in 2007. However, there can be no assurances that we will realize any or all of these performance goals as anticipated.
On June 7, 2006, following the appointment of Basil Elliott as a Director and as President and Chief Executive Officer and Marie Meisenbach Graul as Executive Vice President and Chief Financial Officer, Jim Shore, whose licensing agreement with Enesco allows Jim Shore Designs to terminate the agreement if there is a change in the CEO position at Enesco, consented to the appointment of Basil Elliott as Chief Executive Officer.
On July 21, 2006, Enesco was recognized by the National Association of Limited Edition Dealers (NALED), the gift industry’s largest trade association, during their 27th Annual Industry Achievements Awards held in Chicago, Ill. Awards bestowed on Enesco include Artist of the Year - Jim Shore — for the third consecutive year, and Collectible of the Year — “A Star Shall Guide Us” - Heartwood Creek. Considered the most prestigious in the gift industry, the NALED Achievement Awards are selected and voted on by more than 200 retail members.
Impact of the Operating Improvement Plan Initiatives
In the six months ended June 30, 2006, we continue to realize results from our Operating Improvement Plan initiatives, some of which we anticipated would have a negative effect for the short-term due to the discontinuation of more than 100 unproductive and/or unprofitable product lines and a shipping disruption that occurred during the transition of our warehousing and distribution operations to a third-party logistics provider.
Rationalization of the U.S. product portfolio
During the fourth quarter of 2005, we completed the rationalization of our U.S. product portfolio, reducing the overall number of product lines more than 70%, from 170 to approximately 50, based on minimum sales thresholds, margin hurdle rates and long-term marketing strategy. Under new management leadership, we continue to monitor and eliminate product lines that do not meet the minimum criteria levels. Currently active products are also subject to discontinuation if they do not meet margin criteria and turnover at or above the average industry rate of three times per year.
We have continued to aggressively market these discontinued products, which are sold primarily to liquidators and other below-market wholesalers. We expect to substantially complete the sale of the discontinued products from our product rationalization by the end of 2006 as our Elk Grove Village, Illinois distribution center will most likely need to be vacated on December 31, 2006. During the three months ended June 30, 2006, we increased our lower of cost or market reserves $4.2 million primarily due to our initiative to sell excess and slow-moving inventory more quickly in order to help expedite resolving distribution issues at the NDC facility, as well clear out our distribution center in Elk Grove Village, Illinois. Discontinued products as of June 30, 2006 totaled $10.7 million at cost, before lower of cost or market reserves.
One of the negative outcomes from this product rationalization was the loss of Chinese production capacity during the first and second quarters of 2006. We are very reliant on our professional relationships to maintain positive standing with our Chinese vendors and many of these relationships had deteriorated; hence, we lost production capacity during the six months ended June 30, 2006. This has negatively impacted sales and as of June 30, 2006, we were out-of-stock on inventory representing approximately $6.3 million of sales. During a trip to China in early May by key management personnel and one of our independent artists, many new manufacturers were identified and existing manufacturers recommitted to offering Enesco production capacity. We are now in a position to manufacture all of our existing 2006 orders and feel confident that we have more than adequate production capacity for 2007.
The gross profit margin in the three months ended June 30, 2006 increased to 29.0%, from 21.1%, in the comparable period in 2005. This increase was due in part to the U.S. Precious Moments® loss on license termination and guaranteed minimum royalty fees recorded in 2005, the increased inventory reserve recorded in 2006 and a more favorable product mix in the U.S. and Canada. We expect the favorable impact from the elimination of the U.S. Precious Moments® royalty fees and our favorable product mix to continue, and we anticipate higher gross margin levels for the remainder of 2006 as the negative impact of close-out sales on our discontinued products decreases.

Reducing global corporate overhead, general and administrative and marketing costs
We have completed the first phase of our planned global reductions of corporate overhead, general and administrative and marketing costs. We continue to review SG&A expenses in an effort to right size the business. While we have implemented the steps necessary to achieve our 2007 goal of generating $26.7 million in pre-tax annualized cost savings, we continue to look for additional cost savings in personnel, consulting and overhead expenses.
In the three months ended June 30, 2006, SG&A expenses include consulting expenses of $1.2 million, executive severances of $0.6 million, the write-off of previously capitalized loan costs of $1.6 million and $3.8 million of bank fees.
Implementing a cost-effective distribution and warehousing model
In mid-January, we transitioned most of our U.S. distribution and warehousing operations to NDC, our third-party logistics provider. NDC operates a 150,000 square foot leased facility in the Indianapolis metropolitan area as a pick and pack outsourced distribution center for Enesco. Due to transition issues, we began shipping products from the new facility at the end of January 2006, one week later than was originally anticipated. This delay and other inefficiencies at the new facility resulted in certain missed product replenishment orders during the six months ended June 30, 2006. The ramp-up at the new facility took longer than expected due to floor design issues, IT compatibility issues, inventory control issues, deficiencies in the Request for Proposal (RFP) and contract provided by and agreed to by Enesco and its former consulting group. Although our shipment levels increased significantly since late January 2006, we did not reach line shipping levels required by the RFP until the last week of June 2006. Unfortunately, the line metrics used to scope the RFP and resulting contract do not support the shipment volumes necessary to run our business successfully. We are currently working with NDC to revise the agreement and add automation equipment to better achieve the functional productivity and benchmarks necessary to run the distribution center successfully and provide assurances to our customers that they will receive their product in a timely manner at the least shipping cost possible. We have also elected to ramp-up our Elk Grove Village, Illinois facility during the third quarter of 2006 to handle the distribution of our Christmas orders. This ramp-up, along with lower shipping volumes out of our NDC distribution center, will result in additional expense during 2006 of approximately $4.2 million versus our original Operating Improvement Plan.
RESULTS OF OPERATIONS
Net Revenue and Gross Profit
Revenues in the six months ended June 30, 2006 were $73.3 million, down 28.7% from $102.9 million reported in the six months ended June 30, 2005. Approximately half of this decline in revenues resulted from the absence of U.S. Precious Moments® sales due to the termination of the U.S. license agreement, in June, 2005. There were no revenues from Precious Moments® in the U.S. in the six months ended June 30, 2006, compared to $18.8 million of revenues from Precious Moments® in the U.S. in the six months ended June 30, 2005. Excluding U.S. revenues from Precious Moments® in 2005, revenues for the six months ended June 30, 2006 declined 12.8%, from $84.1 million for the six months ended June 30, 2005. This sales decline was the result of a slower ramp-up of product shipments out of our third-party warehouse and distribution facility in Indiana, lost sales of replenishment product due to U.S. shipping delays, lower planned production in China, lower sales of collectible products, and the impact of foreign exchange in translation.
Revenues in the three months ended June 30, 2006 were $37.8 million, down 17.5% from $45.7 million reported in the three months ended June 30, 2005. Excluding U.S. revenues from Precious Moments®, which totaled $8.0 million in the three months ended June 30, 2005, revenues for the three months ended June 30, 2006 were unchanged from the $37.8 million for the three months ended June 30, 2005. The impact of foreign exchange in translation was $0.8 million, unfavorable.
Net new orders of $107.2 million in the six months ended June 30, 2006 decreased $2.9 million over the comparable period in 2005 (excluding Precious Moments® orders). This decrease was due primarily to a decline in Gregg Gift orders, due to the loss of two key distributors. Excluding Gregg Gift, U.S. net new orders increased $0.3 million during the six months ended June 30, 2006.
Gross profit for the six months ended June 30, 2006 was $26.2 million, versus the $31.7 million in the same period last year. Gross profit margin in the six month period increased to 35.7%, from 30.8%, in the 2005 six month period. Gross profit margin in

2005 was significantly impacted by the Precious Moments® license termination as discussed above, which resulted in a negative gross profit on Precious Moments® revenues of $0.5 million in the six month period.
Gross profit for the three months ended June 30, 2006 was $11.0 million, up from $9.7 million in the same period last year. Gross profit margin in the second quarter increased to 29.0%, from 21.1%, in the second quarter of 2005. Gross profit margin in the second quarter 2005 was significantly impacted by the $7.7 million loss recognized on the Precious Moments® license termination in the U.S., the guaranteed minimum royalty costs and generally lower margins on the product line. Although gross margins have increased in the three months ended June 30, 2006 compared to the 2005 period, the 2006 margins reflect the increases in our inventory reserves made necessary to record our inventories at the lower of cost or market. During the three months ended June 30, 2006, we increased these reserves $4.2 million primarily due to our initiative to sell more quickly our excess and slow-moving inventory in order to help expedite resolving distribution issues at the NDC facility as well as clear out our distribution center in Elk Grove Village, Illinois which will most likely need to be vacated on December 31, 2006. Discontinued products sold during the three months ended June 30, 2006 in the U.S., which amounted to $1.5 million, were in aggregate sold at substantially their previously established net realizable value. Gross profit in this quarter was also adversely affected by a $0.4 million change to finalize amounts due between the parties under the PMI termination agreement.
The following table presents a comparison of Enesco’s business, without U.S. revenues, cost of sales and gross margin generated from Precious Moments® in the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2006	2005	Change %	2006	2005	Change %

Net revenues, other than Precious Moments®	$37,751	$37,753	—	$73,334	$84,067	(12.8)%
Precious Moments® product revenues	—	7,991	—	—	18,805	—

Net revenues as reported	$37,751	$45,774	(17.5)%	$73,334	$102,872	(28.7)%

Cost of sales, other than Precious Moments®	$26,796	$24,045	(11.4)%	$47,145	$51,902	(9.2)%
Precious Moments® cost of sales	—	3,622	—	—	7,563	—
Precious Moments® loss on license termination	—	7,713	—	—	7,713	—
Precious Moments® royalties	—	693	—	—	4,000	—

Cost of sales, as reported	$26,796	$36,073	(25.7)%	$47,145	$71,178	(33.8)%

Gross margin, other than Precious Moments®	29.0%	36.3%		35.7%	38.3%

Gross margin, Precious Moments®	—	(50.5)%		—	(2.5)%

Gross margin as reported	29.0%	21.1%		35.7%	30.8%

The 2.6% decrease in gross margin from sales other than Precious Moments®, declining from 38.3% for the six months ended June 30, 2005 to 35.7% for the six months ended June 30, 2006, is attributable in large part to the $4.2 million increase in the lower of cost or market reserves established as of June 30, 2006. The net change in the inventory reserves for the three months ended June 30, 2006 was an increase of $2.6 million, versus an increase for the three months ended June 30, 2005 of $1.6 million.
Selling, General and Administrative Expenses (SG&A)
Selling, general and administrative expenses decreased $4.0 million, or 13.1%, to $26.6 million, in the second quarter 2006 from $30.6 million in the prior year period. The change in SG&A, for the three months ended June 30, 2006 reflects reduced salary expense due to our restructuring efforts, reduced travel and entertainment expenses and a reduction in depreciation expense due to the accelerated depreciation of our ERP system in 2005. These expense reductions were offset, in part, by increased bank and consulting fees and the capitalized loan cost write-off. Total SG&A expenses have declined on a quarterly basis throughout 2005 and, with the exception of the non-recurring expenses mentioned above in three months ended June 30, 2006, through the six months ended June 30, 2006. These expense reductions are a direct reflection of our efforts to right-size the business.

The following table details significant changes in SG&A for the three and six months ended June 30, 2006:

	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Six Months Ended
	June 30,	June 30,
(In millions)	2006 vs. 2005	2006 vs. 2005

Reduced administrative salaries and benefit costs	$(3.5)	$(7.8)
Accelerated depreciation of ERP system in prior year	(1.3)	(3.7)
Reduced distribution and warehousing costs in the U.S.	(1.0)	(2.2)
Employee severances	(0.8)	(0.9)
Lower consulting fees	(0.4)	(0.7)
Lower travel and entertainment	(0.3)	(0.6)
Favorable foreign currency exchange rate impact	(0.3)	(0.4)
Capitalized loan cost write-off	1.6	1.6
Higher bank fees	1.7	2.3
Other, net	0.3	(1.8)

	$(4.0)	$(14.2)

Operating Income (Loss)
Operating loss for the six months ended June 30, 2006 was $29.7 million, versus an operating loss of $33.1 million, reported in the six months ended June 30, 2005. For the three months ended June 30, 2006, the operating loss was $20.9 million, unchanged from the $20.9 million loss in the 2005 three month period. The impact from our shortfall in sales, the goodwill impairment loss, the capitalized loan cost write-off and the higher bank fees was offset by the improvement in the gross margin percentage and the significant reduction in operating expenses.
Interest and Other Income (Expense), Net
For the six months ended June 30, 2006, interest expense rose to $1.5 million, an increase from the $0.9 million of interest expense in the comparable 2005 six month period. Interest expense for the quarter increased $0.4 million to $0.9 million compared to the first quarter of 2006, due to higher borrowings and interest rates, and accruing interest due the IRS on the unremitted Italian tax refund.
Provision for Income Tax Expense (Benefit)
For the six months ended June 30, 2006, income tax expense was $1.5 million, comprised of a benefit from a domestic NOL of $11.0 million, offset by a deferred tax asset valuation allowance expense of $11.0 million, and a foreign tax expense related to operations of $1.5 million. For the six months ended June 30, 2005, income tax expense was $2.7 million, which comprised of a provision of $2.6 million to establish a reserve for the potential impact of a foreign tax examination, a benefit of $1.1 million related to reserves that were determined to be no longer necessary, a benefit from a domestic NOL of $13.7 million, offset by a deferred tax asset valuation allowance expense of $13.7 million and a foreign tax expense related to operations of $1.2 million.
For the three months ended June 30, 2006, the income tax expense was $0.6 million, comprised of a benefit from a domestic NOL of $6.9 million, offset by a deferred tax asset valuation allowance expense of $6.9 million, and a foreign tax expense related to operations of $0.6 million. For the three months ended June 30, 2005, income tax expense was $0.5 million, comprised of an additional provision of $0.2 million for the potential impact of a foreign tax examination, a benefit from a domestic NOL of $8.2 million, offset by a deferred tax asset valuation allowance expense of $8.2 million and a foreign tax expense related to operations of $0.3 million.
Discontinued operations
On April 28, 2006, Enesco entered into and closed on an agreement to sell to the prior management of Dartington, its Dartington operation, which was owned by Enesco Limited. The total consideration for the sale is $2.4 million of which, through June 30, 2006, we received approximately $1.1 million. The loss on the sale of the business, including professional fees, totaled $2.3 million. The losses from operations, including the write down of the building to its appraised value (which was not sold as part of the transaction), totaled $.9 million and $1.4 million, respectively, in the three and six months ended June 30, 2006.
Dartington met the financial reporting criteria for classification as a discontinued operation. Therefore, its net results of operations through the date of disposal, including the loss on disposal, have been separately presented as discontinued operations, net of income taxes, in the consolidated statements of operations for each period presented.
LIQUIDITY AND CAPITAL RESOURCES
Our ability to continue to operate our business substantially depends on whether we are able to secure replacement financing before our current credit facility terminates on September 15, 2006. Under the terms of our current credit facility, as amended, we must obtain a written commitment for such replacement financing by August 7, 2006. Assuming we timely secure adequate replacement financing, which we currently anticipate will consist of an asset-based lending agreement combined with a senior subordinated term loan, we believe that our current cash and cash equivalents, cash generated from operations, and our current available financing together with the replacement financing we are working to secure, will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. There are no assurances, however, that we will be able to obtain a commitment for new financing and secure such financing before September 15, 2006, further extend our existing credit facility if we are unable to secure replacement financing in a timely manner, or obtain waivers of existing or future financing covenants if violated. If we fail to obtain new financing, our current cash and cash from operations would likely be insufficient to allow us to continue our current business operations.
Liquid Assets
Cash and cash equivalents as of June 30, 2006 were $7.3 million, versus $12.9 million as of December 31, 2005. Cash and cash equivalents are a function of cash flows from operating, investing and financing activities. Historically, we have satisfied capital requirements with borrowings. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and generally are greatest early in the fourth quarter and lowest early in the first quarter.
Enesco has been extending payables in order to conserve cash since May 15, 2006. For the week ended June 4, 2006, our actual borrowings exceeded the allowable maximum borrowing capacity under the terms of the current credit agreement by approximately $1.0 million, which constituted a default under the agreement. We have been working with our vendors to extend payment terms and as a result have unfortunately slowed down some inventory shipments. If we are not successful in extending payment terms with our suppliers, or otherwise are not able to pay our suppliers promptly, they may be unwilling to ship products to us, and our business, financial condition and results of operations would be materially and adversely impacted. Under the recent twelfth amendment to our credit facility, dated July 20, 2006, we will be required to pay significant usage and credit facility extension fees (ranging from $1.4 million to $2.1 million) to our lenders on or prior to the facility termination date. Such payments may have a material adverse effect on our available cash position.
Cash Flows
The net cash used by operating activities is a function of our net loss, offset by non-cash income and expenses such as depreciation and deferred gains on sale of capital assets, as well as changes in working capital. Net cash used in operating activities from continuing operations totaled $18.4 million for the six months ended June 30, 2006, an increase from the $17.0 million used in the same period last year. Non-cash expenses totaled $6.9 million for the six months ended June 30, 2006, consisting primarily of depreciation and amortization and the goodwill impairment loss and the capitalized loan cost write-off. Non-cash expenses also include $1.0 million and $0.9 million of deferred gain recognized in six month periods 2006 and 2005, respectively, from the December 2004 sale and leaseback of the Elk Grove Village, Illinois warehouse. Non-cash expenses in the comparable period of 2005 included $2.4 million of accelerated depreciation charges related to the ERP system migration and the $7.7 million loss on the PMI license termination.
For the six months ended June 30, 2006, changes in operating assets and liabilities provided $7.6 million of cash, an increase from the $6.3 million provided in the same period last year. As a result of improved cash collections by our credit group, a reduction in our everyday credit terms and lower sales, accounts receivable declined $9.2 million in the six months ended June 30, 2006, compared to a decline of $13.0 million for the same period in 2005. Inventories decreased $6.5 million in the six months ended June 30, 2006, compared to a $1.2 million increase for the same period in 2005 period. The change in inventories in the six months ended June 30, 2006 primarily reflect initiatives to lower inventory levels and some slower than anticipated shipments from suppliers.
The net cash used by investing activities in the six months ended June 30, 2006 declined $1.1 million due to a decline in property, plant and equipment purchases. The net cash provided by financing activities in the first six months of 2006 totaled $11.8 million, versus $9.1 million for the same period in 2005. The increase resulted primarily from borrowing activities required to fund the net cash used in operations. The net cash provided from discontinued operations includes $1.1 million in cash proceeds collected from the sale of the Dartington operations.
Our federal, state and foreign income taxes payable amounts at June 30, 2006 and December 31, 2005 include $5.2 and $5.0 million, respectively payable to the IRS for tax refunds and interest refunds received in 2005 related to a successful tax refund claim filed in Italy by the predecessor organization to Enesco for the tax years 1982 through 1985. These repayments are required under the Internal Revenue Code due to the claiming of foreign tax credits (FTC’s) by the predecessor organization in its federal tax returns for the years indicated. The refunds received from Italy have the effect of eliminating the FTC’s originally claimed, and hence the repayment required to the IRS. All amounts received from Italy will have to be remitted to the IRS with interest from the date of receipt of the tax refund amounts until payment is remitted to the IRS. An accrual for $0.2 million was made in the quarter ended June 2006 to provide for the expected interest payment.
Operating Improvement Plan Goals
As previously stated, Enesco has specific profitability goals built into its Operating Improvement Plan. Enesco seeks to build a profitable, sustainable business model focused on high margin gift products. This operating model will target gross profit margins in the range of 40% to 45% in 2007 and consolidated operating margins of 3% to 5%.
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
As of August 31, 2005, we entered into a ninth amendment to our current U.S. credit facility. The ninth amendment reset our minimum EBITDA and capital expenditure covenants through the then facility termination date based on our reforecast and long-term partnership with Bank of America, as successor to Fleet National Bank and LaSalle Bank. The ninth amendment also added the accounts receivable and inventories of Enesco Limited, Enesco Holdings Limited and Bilston & Battersea Enamels Limited, and the accounts receivable of Enesco International (H.K.) Limited as eligible collateral to the borrowing base under the current credit facility. The ninth amendment also increased the current credit facility size to $75.0 million.
On December 21, 2005, Enesco entered into a tenth amendment to our existing U.S. credit facility extending the facility termination date from December 31, 2005 to January 1, 2007. The tenth amendment provided that certain fee amounts would become payable at the beginning of each of the months January through June 2006, unless the outstanding loans and letters of credit under the existing U.S. credit facility were paid in full. Fees totaling $475,000 and $1,775,000 were due during the three months ended March 31, 2006 and the three months ended June 30, 2006, respectively. The amendment also provided for a monthly fee beginning January 1, 2006 through May 1, 2006 in the amount of 0.10% of the highest loan amount outstanding during the preceding month. This fee increased to 0.20% beginning June 1, 2006.
On December 14, 2005, Enesco signed a commitment letter with LaSalle Business Credit, LLC to arrange a new $75 million senior secured credit facility. Since January 31, 2006, Enesco has received monthly extensions of the LaSalle commitment letter’s expiration date. On April 28, 2006, Enesco received a modification to its commitment letter from LaSalle, extending the expiration date from April 30, 2006 to May 31, 2006. We did not request an extension to LaSalle’s commitment letter that expired on May 31, 2006 as financing options and our financial and operating position were being reevaluated in light of appointing a new CEO, CFO, restructuring consultant and financial advisor.
On March 31, 2006, we entered into an eleventh amendment to our existing U.S. credit facility. This amendment reset Enesco’s 2006 cumulative minimum monthly EBITDA covenants effective January 30, 2006, based on our reforecast and reduced the credit facility commitments from $75.0 million to $70.0 million. The monthly fee of 0.10% of the highest loan amount outstanding during the preceding month increased to 0.20% on May 1, 2006, rather than June 1, 2006 as per the tenth amendment.
On June 14, 2006, we announced that we were in technical default of our existing U.S. credit facility as we had exceeded the maximum allowable borrowing capacity under the credit facility without immediate repayment of the excess amount. On July 20, 2006, we entered into a twelfth amendment to our existing U.S. credit facility, which increased our borrowing availability, provided a waiver to our defaults under the credit agreement and set a new facility termination date of September 15, 2006.
The twelfth amendment provides for various forms of credit availability up to a maximum borrowing amount of $70 million, with the opportunity for us to borrow beyond the amounts available under the borrowing base formulae. The maximum aggregate amount we may borrow beyond the amounts available under the borrowing base formulae ranges from $9.2 million for the week ended July 15,

2006 to $15.0 million from and after the week ending August 19, 2006 until the credit facility termination date. The twelfth amendment provides that interest on loans and advances other than permitted borrowings in excess of the borrowing base formulae from and after the twelfth amendment date will accrue at the alternate base rate provided under the facility, plus 2% per annum. Interest on permitted borrowings in excess of the borrowing base formulae will accrue at the alternate base rate provided under the facility, plus 3% per annum. The twelfth amendment deleted certain of our prior financial covenants, including the minimum monthly EBITDA covenants established by the eleventh amendment. In their place, the twelfth amendment establishes additional covenants governing our projected cash receipts, cash disbursements and borrowings in excess of borrowing base formulae, and requires pledging substantially all of the remaining unpledged assets of Enesco.
The material changes to the usage and extension fees as stated in the twelfth amendment provide that, on the earlier of an event of default and the date the amounts due under the credit agreement are paid in full or are otherwise satisfied, a fee of $2.1 million will be payable by us, unless the amounts due under the credit agreement are paid in full or are otherwise satisfied on or before September 1, 2006, in which case the fee payable by us will be reduced to $1.4 million. The monthly fee of 0.10% on the highest outstanding loan amount on any day during the preceding month increased to 0.20% on June 1, 2006 and will continue until the credit facility termination date.
Enesco is seeking replacement financing to pay off the existing U.S. credit facility by September 15, 2006. We have engaged a financial adviser, Jefferies & Company, to assist in securing replacement financing. There are no assurances that we will secure replacement financing of the U.S. senior revolving credit facility, which expires on September 15, 2006. Under a contemplated replacement facility, Enesco will be the borrower, and Enesco and our material domestic and foreign subsidiaries likely will be guarantors. In connection with closing on a replacement senior credit facility, we may need to obtain additional financing secured by, among other things, certain foreign inventory and receivable collateral from Canada, Hong Kong and the U.K., as well as certain real estate assets, in order to satisfy minimum excess availability conditions. Moreover, we anticipate that the proposed replacement facility will contain standard terms and conditions, and financial and other covenants including, without limitation, restrictions on incurring indebtedness and liens, acquisitions, change of control, change of management, selling property, repurchasing our shares and paying dividends.
At June 30, 2006, Enesco had total lines of credit providing for maximum borrowings of $73.3 million, $70.0 million under our current U.S. credit facility, and $3.3 million under international facilities. Actual borrowings of $42.6 million and letters of credit and a customs bond totaling $4.0 million were outstanding at June 30, 2006. The net available borrowing capacity under our current U.S. credit facility based on eligible collateral as of June 30, 2006 was $1.7 million and as of July 23, 2006 (the most recent measurement date prior to the filing of this Quarterly Report on Form 10-Q), was $7.4 million, based on our new borrowing base formulae under the twelfth amendment.
As of June 30, 2006, Enesco had a total of $42.6 million of interest bearing debt outstanding, all in the U.S., with a floating interest rate of 7.35%, compared to an aggregate debt balance of $35.1 million with a floating interest rate of approximately 5.25% at June 30, 2005.
Enesco currently has a positive consolidated cash balance and is currently exploring a range of options to improve its cash flow, including implementing an improved worldwide cash management system, and pursuing new financing as described above. Any failure to secure new financing to replace our current credit facility or otherwise improve our cash flow could have a material adverse effect on Enesco’s financial condition and results of operations or results in our inability to continue our business operations.
Recent Accounting Pronouncements
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
FAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. Enesco has made no accounting changes in the six months ended June 30, 2006.
New York Stock Exchange and NYSE Arca Delisting
As previously announced, on June 9, 2006, the New York Stock Exchange (NYSE) suspended trading of Enesco’s common stock and subsequently moved to delist the common stock from the exchange. We also voluntarily withdrew our common stock from listing on NYSE Arca.
We previously received notification from the NYSE on September 1, 2005 that we were not in compliance with the NYSE’s continued listing standards for minimum average global market capitalization and total shareholders’ equity. In December 2005, the NYSE accepted our plan for continued listing on the NYSE, subject to quarterly reviews by the NYSE’s Listings and Compliance Committee to ensure progress against the plan. The NYSE’s decision to suspend trading in the common stock was based on its determination that we had not made sufficient progress toward meeting certain material aspects of the plan. We did not request a review of the NYSE’s suspension decision as allowed under the NYSE’s delisting procedures.
We determined that we should voluntarily withdraw our common stock listing on NYSE Arca due to our continued noncompliance with the minimum bid standard under NYSE Arca’s continued listing requirements. Enesco’s common stock is currently quoted on the Pink Sheets under the ticker symbol ENCZ.PK. We expect that our common stock will be quoted on the OTC Bulletin Board in the third quarter of 2006.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the information previously reported under Item 7A of Enesco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Enesco operates globally with various manufacturing and distribution facilities and product sourcing locations around the world. Enesco may reduce its exposure to fluctuations in interest rates and foreign exchange rates by creating offsetting positions through the use of derivative financial instruments. Enesco does not use derivative financial instruments for trading or speculative purposes. Enesco regularly monitors foreign currency exposures and ensures that any hedge contract amounts do not exceed the amounts of the underlying exposures.
Enesco’s current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco may hedge these exposures by entering into various foreign exchange forward contracts. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition for the three months ended June 30, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by Enesco in the reports filed by Enesco under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Enesco’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that Enesco’s disclosure controls and procedures were effective as of June 30, 2006.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
The ownership of our common stock involves a number of risks and uncertainties. You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, our Form 10-Q for the three months ended March 31, 2006 and the other information in this Form 10-Q before deciding whether to invest in our securities. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K Form for the year ended December 31, 2005 and our Form 10-Q for the three months ended March 31, 2006 and as set forth below are not the only ones we face. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.
We will need to refinance all of our indebtedness under our current credit facility on or before maturity.
Our amended credit facility will terminate on September 15, 2006. Under the terms of our recent amendment to the credit facility, we agreed to obtain by August 7, 2006, a binding written commitment to transaction that would result in the repayment of all of Enesco’s obligations under the credit facility, subject to customary conditions (other than due diligence conditions). Although we recently retained a financial adviser to assist us in securing new financing to replace our current credit facility, there can be no assurances that we will be successful in obtaining such alternate financing or securing it in a timely manner. Any failure to obtain new financing as required would likely result in our inability to continue our business operations.
Our failure to generate sufficient cash to meet our liquidity needs may materially and adversely affect our ability to service our indebtedness and operate our business.
Assuming we our successful in securing adequate replacement financing for our current credit facility, our ability to make payments on our current indebtedness and amounts borrowed under current and future senior credit facilities, and to fund any capital expenditures we may make in the future, if any, will depend on our ability to generate cash in the future. This is in large part dependent upon our ability to successfully implement our restructuring plans and, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Should we fail to achieve forecasted results, we will need to identify additional sources of financing. Additionally we may need to negotiate with our lenders an increase to our seasonal loan advance rates on eligible collateral under our future credit facilities for our cyclical cash decline during the summer months. We cannot assure you that our business will generate sufficient cash flow from operations in the future, our currently anticipated long-term growth in revenues and cash flow will be realized on schedule or in an amount sufficient to enable us to service indebtedness, or that adequate future borrowings will be available to us under current or future senior credit facilities.

Our existing credit facility contains, and any new credit facility will likely contain, various covenants which limit our management’s discretion in the operation of our business.
Our credit facility contains, and any future credit facility will likely contain, various provisions that limit our management’s discretion by restricting our ability to, among other things:
•	incur additional indebtedness;

•	pay dividends or distributions on, or redeem or repurchase, our common stock;

•	make investments;

•	incur liens;

•	transfer or sell assets;

•	consolidate, merge, or transfer all or substantially all of our assets; and

•	retain and dismiss consultants to provide strategic and structural services without approval of our lenders.
In addition, the recent amendment to our credit facility provides additional financial covenants that require Enesco to meet, within a range, certain projected cash receipts and cash disbursements until the credit facility termination date. These new provisions, along with the restrictions noted above, limit management’s flexibility to take advantage of business opportunities, which might otherwise benefit Enesco’s shareholders.
Any failure to comply with the covenants in our current credit facility could have a material adverse effect on our business, financial condition and results of operations.
Any failure to comply with covenants described above may result in an event of default. An event of default may allow the creditors, to the extent provided in the credit agreement, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. Such actions would have a material adverse effect on our business, financial condition and results of operation.
We are highly dependent upon the abilities of our senior management team and consultants, which have recently experienced significant changes.
Since the beginning of the year, there have been a number of changes in our senior management team, on our board of directors and with our principal consultants, including:
•
the resignation of Cynthia Passmore as our President and Chief Executive Officer, and as a Director, and the permanent appointment of Basil Elliott, as a Director, President and Chief Executive Officer, and Marie Meisenbach Graul, as Executive Vice President and Chief Financial Officer;

•	the retirement of Anne-Lee Verville as Director and as Chairman of the Board and the election of Leonard Campanaro as Chairman of the Board; and

•
the retention of Mesirow Financial Consulting, LLC to replace Keystone Consulting Group, effective May 10, 2006, to provide support to the finance team in implementing our Operating Improvement Plan and to assist us in identifying other improvement opportunities.

We cannot assure you that we will be able to retain any of our executives or that additional director or senior management changes will not occur in the future. In addition, we cannot assure you that we will be successful in retaining our consultants on terms favorable to us or that their services will be effective in assisting us in the continued implementation of our Operating Improvement Plan. Our business, results of operations and financial condition could be materially adversely affected by the loss of any of these persons, the inability to attract and retain appropriately qualified replacements or consultants, or our lenders declaring a default under our credit agreement because of our failure to retain consultants acceptable to them. In addition, if our President and Chief Executive Officer resigns or is terminated, our licensing agreement with Jim Shore Designs, Inc. would be at risk of being terminated.

Following our delisting from the New York Stock Exchange, there is a limited trading market for our common stock, which may hinder your ability to sell your shares and may contribute to lower stock prices.
In June 2006, the NYSE suspended trading in our common stock and subsequently delisted our common stock from the exchange. Our common stock is currently quoted on the Pink Sheets. An application has been filed with the NASD by a broker/dealer to make a market in our common stock on the OTC Bulletin Board, and we expect that our common stock will be quoted on the OTC Bulletin Board later in 2006. The Pink Sheets and the OTC Bulletin Board provide a less active and liquid trading market for our common stock than the NYSE. The lack of an active, liquid market in our shares may make it difficult for you to sell your shares when you want and may contribute to a reduction in the market value of our common stock. Moreover, in our limited trading market, the sale of a large number of shares at one time may temporarily depress the market price of our common stock, which may further restrict your ability to sell shares at a desired price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Enesco did not sell or repurchase equity securities of Enesco during the period covered by this report.
Item 3. Defaults Upon Senior Securities
As previously disclosed, on June 8, 2006, we received a notice (the “Notice”) from the Agent under our U.S. credit facility stating that we had exceeded the maximum allowable borrowing capacity under the related credit agreement without immediate repayment of the excess amount, and that such circumstances constituted a default under the credit agreement. For the week ended June 4, 2006, our actual borrowings exceeded the allowable maximum borrowing capacity under the terms of the Credit Agreement by approximately $1.0 million. On June 14, 2006, Enesco acknowledged the existence of a default under the credit agreement. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006, we entered into an amendment to our Credit Agreement on July 20, 2006 that provided for, among other things, an increase in our borrowing availability and a waiver to our defaults under the credit agreement.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders was held on May 17, 2006. The following matters were voted upon and approved at this meeting: (i) the election of Class II Directors, (ii) the approval of the amendment and restatement of the Enesco Group, Inc. 1996 Long-Term Incentive Plan, and (iii) the ratification of KPMG LLP as Enesco’s independent registered public accounting firm for 2006.
(i) Two Class II Directors stood for election for a three-year term expiring at the Annual Meeting in 2009. Upon motion duly made and seconded, it was voted to elect Donna Brooks Lucas and Leonard A. Campanaro as Class II Directors. The votes for each candidate were reported as follows:

Donna Brooks Lucas	For:	10,087,232
	Withheld:	2,023,685
Leonard A. Campanaro	For:	10,069,706
	Withheld:	2,041,211
The following Directors continue to serve after the Annual Meeting:

Continuing Director	Term Expires
Richard W. Blackburn	2008
Judith R. Haberkorn	2008
Thane A. Pressman	2008
David C. duFour	2007
Basil A. Elliott	2009
(ii) The amendment and restatement of Enesco’s existing Amended and Restated 1996 Long-Term Incentive Plan (the “Plan”) to extend the term of the Plan for an additional 10-year period, through January 23, 2016, and to make other ministerial changes, was proposed for shareholder approval. Upon motion duly made and seconded, the shareholders of Enesco voted for the approval of the amendment and restatement of the Plan. The vote for this matter was reported as follows:

Approval of the Amended and Restated 1996 Long-Term Incentive Plan	For:	5,768,495
	Against:	2,067,904
	Abstain:	388,198
(iii) The ratification of KPMG LLP as Enesco’s independent registered public accounting firm for 2006 was proposed for shareholder approval. Upon motion duly made and seconded, the shareholders of Enesco voted to ratify KPMG LLP as Enesco’s independent registered public accounting firm for 2006. The vote for this matter was reported as follows:

Ratification of KPMG LLP	For:	12,014,178
	Against:	73,346
	Abstain:	20,392
Item 5. Other Information
On May 23, 2006, the Human Resources and Compensation Committee of Enesco’s Board of Directors provided retention bonuses to Charles Sanders, Treasurer and Secretary, in the amount of $27,600, and Anthony Testolin, Chief Accounting Officer, in the amount of $51,000, as well as to certain other key employees. These retention bonuses are payable one year from Enesco’s 2006 Annual Shareholder Meeting. To qualify for these retention bonuses, Messrs. Sanders and Testolin, and other key employees must remain actively employed with Enesco on the date the bonus is paid.
Item 6. Exhibits
Exhibits required to be filed by Enesco are listed in the Exhibit Index.

EXHIBIT INDEX

Item 601	Exhibit

3.1*	Amended By-laws of Enesco Group, Inc. (Exhibit 99.1 to Form 8-K filed with the Commission on April 11, 2006 (File No. 001-09267.))

10.1*	Executive Separation Agreement by and between Enesco Group, Inc. and Cynthia L. Passmore, dated May 12, 2006 (Exhibit 99.1 to Form 8-K/A filed with the Commission on May 17, 2006 (File No. 001-09267))

10.2*	Enesco Group, Inc. Amended and Restated 1996 Long-Term Incentive Plan, Amended and Restated as of January 24, 2006 (Appendix B to Enesco’s Proxy Statement for its 2006 Annual Meeting filed with the Commission on April 20, 2006 (File No. 001-09267)).

10.3*	Notice and letter agreement, dated June 8, 2006, among Bank of America, N.A., as Agent and Lender, Enesco Group, Inc. and the Enesco Group, Inc. subsidiaries named therein (Exhibit 10.1 to Form 8-K filed with the Commission on June 14, 2006 (File No. 001-09267)).

10.4*	Business Purchase Agreement, dated April 28, 2006, between Enesco Limited and Dartington Crystal (Torrington) Limited (Exhibit 99.2 to Form 8-K filed with the Commission on May 2, 2006 (File No. 001-09267)).

10.5*	Form of Certificate of Grant of Non-Qualified Stock Options under Amended and Restated 1996 Long-Term Incentive Plan (Exhibit 10.2 to Form 8-K filed with the Commission on May 23, 2006 (File No. 001-09267)).

10.6*	Form of Certificate of Grant of Restricted Stock under Amended and Restated 1996 Long-Term Incentive Plan (Exhibit 10.3 to Form 8-K filed with the Commission on May 23, 2006 (File No. 001-09267)).

10.7*	Form of Certificate of Grant of Non-Qualified Stock Options under 1999 Non-Employee Director Plan, as amended (Exhibit 10.4 to Form 8-K filed with the Commission on May 23, 2006 (File No. 001-09267)).

31.1	Certification of Chief Executive Officer under Exchange Act Rules 13a-14(a) or 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Exchange Act Rules 13a-14(a) or 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENESCO GROUP, INC.
(Registrant)

Date: July 28 , 2006	By:	/s/ Basil A. Elliott

Basil A. Elliott
President and Chief Executive Officer

Date: July 28, 2006	By:	/s/ Marie Meisenbach Graul

Marie Meisenbach Graul
Executive Vice President and Chief Financial Officer