Form 10-Q
period 2006-09-30
ENESCO GROUP INC
filed 2006-11-14
CIK 93542

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Yes ☐ No ☑
At November 10, 2006, 15,107,494 shares of the registrant’s Common Stock were outstanding.

ENESCO GROUP, INC.

Forward-Looking Statements
This report and other written reports and oral statements made from time to time by Enesco Group, Inc., its subsidiaries (“Enesco,” the “Company,” “we” or “our”) and its management may contain cautionary or “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.
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
It is not possible to predict or identify all factors that potentially could cause actual results to differ materially and adversely from expected and historical results. Such factors include, but are not limited to:
Long-term Financing
•	Ability to pay all amounts currently due under our U.S. credit facility by December 29, 2006.

•	Ability to extend our current financing arrangements beyond the December 29, 2006 forbearance termination date, if necessary, and continue to have access to financing.

•	Ability to comply with the other covenants in our existing U.S. credit facility and to enter into and comply with the covenants in any new financing arrangements to finance operational requirements at competitive costs and interest rates.

•	Ability to obtain increases in advance rates on eligible collateral, which will allow borrowings sufficient to fund operational requirements.
Operating Improvement Plan
•	Ability to implement our comprehensive plan for operating improvement and to achieve its goals for cost savings and market share increases.
Business Environment
•	Day-to-day effects of current economic conditions and market fluctuations. This includes contributing factors, such as inflation, interest and foreign currency rate changes, which may create a positive or negative impact on operations.

•	Consumer interest in products is seasonal and may vary based on current market demand fluctuations and time of year.

•	Effects of terrorist activity, armed conflict and epidemics, and local labor shortages possibly causing a disruption in global economic activity, and changes in logistics and security arrangements. This is particularly significant with respect to our heavy reliance on external manufacturing facilities located in China.

•	Competitive activities, particularly those of our main competitors, which can significantly influence giftware prices and product demand.

•	The level of success of our new product introductions and those of our competitors, which will impact our competitive position.

Sales Environment
•	Ability to secure, maintain and renew licenses and contracts, particularly Jim Shore Designs, Inc., Disney and Priscilla Hillman (Cherished Teddies®), which are our top performers and make up approximately 31% of associated product line revenues.

•	Changes in the geographical mix of revenue for the U.S. and International, which will impact gross margin.

•	Ability to grow revenue in mass and niche market channels.

•	Mass retailers’ attempts at direct sourcing and determining the right product designs.

•	Sales and profitability, which can be affected by changes over time in consumer preferences from one type of product to another. This may create a shift in demand from products with higher margins to those with lower margins or to products we do not sell.

•	Success in implementing new credit standards and a new credit scoring system, and continuing to improve days sales outstanding.
Production, Procurement and Distribution
•	Ability to implement and execute supply chain warehousing and distribution improvements and cost savings with multiple third-party logistics providers.

•	Timing of customer orders, shipments to the U.S. from suppliers in China and other developing countries, and the ability to forecast and meet customer demands for products in a timely and cost-effective manner.

•	Ability to track and effectively manage manufacturing and supply chain lead times, which cause fluctuations in inventory levels and order fulfillment timeliness.

•	Changes in customs regulations, tariffs, freight and political climate, which can adversely affect results of operations.

•	Availability to source products due to changes in conditions that impact suppliers including environmental conditions, laws and regulations, litigation involving suppliers, transportation disruptions, labor shortages, power outages, force majeure events and/or business decisions made by suppliers, which could have an adverse impact on operating results.
Legal and Other
•	Risk of trademark and license infringements, and our ability to effectively enforce our rights.

•	The actual events, circumstances, outcomes and amounts differing from judgments, assumptions and estimates used in determining the value of certain assets (including the amounts of related allowances), liabilities, claims and tax assessments of undetermined merit and amount asserted against us for various legal matters and other items reflected in our Consolidated Financial Statements.

PART I – FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
ENESCO GROUP, INC.
Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005

	(Unaudited)
	September 30,	December 31,
(In thousands, except per share amounts)	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$7,451	$12,918
Accounts receivable, net	45,619	42,285
Inventories	38,906	40,659
Prepaid expenses	4,299	3,471
Deferred income taxes	899	783
Asset held for sale	2,076	—

Total current assets	99,250	100,116

Property, plant and equipment, at cost:
Land and improvements	1,200	1,200
Buildings and improvements	17,862	19,538
Machinery and equipment	9,661	9,636
Office furniture and equipment	38,803	37,826
Transportation equipment	374	532

	67,900	68,732

Less: accumulated depreciation and amortization	(57,424)	(53,228)

Property, plant and equipment, net	10,476	15,504

Other assets:
Goodwill	3,341	8,364
Other	2,054	3,135
Deferred income taxes	3,072	3,072

Total other assets	8,467	14,571

Total assets	$118,193	$130,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes and loans payable	$59,431	$30,823
Accounts payable	15,323	15,306
Federal, state and foreign income taxes	9,250	9,005
Deferred gain on sale of fixed assets	4,942	6,358
Accrued expenses:
Payroll and commissions	2,979	3,083
Royalties	3,936	5,782
Post-retirement benefits	128	142
Other	5,197	5,585

Total current liabilities	101,186	76,084

Non-current liabilities:
Post-retirement benefits	932	1,281

Total non-current liabilities	932	1,281

Shareholders’ Equity:
Common Stock, par value $0.125: authorized 80,000 shares; issued 25,228 shares	3,154	3,154
Capital in excess of par value	38,788	41,430
Retained earnings	207,479	248,437
Accumulated other comprehensive income	8,606	4,438

	258,027	297,459

Less: Shares of Common Stock held in treasury, at cost:
10,121 shares at September 30, 2006 and 10,308 shares at December 31, 2005	(241,952)	(244,633)

Total shareholders’ equity	16,075	52,826

Total liabilities and shareholders’ equity	$118,193	$130,191

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Consolidated Statements of Operations
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)

	September 30,	September 30,
(In thousands, except per share amounts)	2006	2005

Net revenues	$50,757	$75,522
Cost of sales	29,381	44,354

Gross profit	21,376	31,168

Selling, general and administrative expenses	23,814	29,927

Operating income (loss) income from continuing operations	(2,438)	1,241

Interest expense	(1,361)	(661)
Interest income	23	15
Other expense, net	(149)	(145)

Income (loss) from continuing operations before income taxes	(3,925)	450
Income tax expense	(1,565)	(2,429)

Loss from continuing operations	(5,490)	(1,979)

Discontinued operations:
Loss from operations of Dartington	—	(194)
Income tax benefit	—	58

Loss from discontinued operations	—	(136)

Net loss	$(5,490)	$(2,115)

Loss per share of Common Stock:
Basic and diluted – continuing operations	$(0.36)	$(0.13)

Basic and diluted – discontinued operations	—	$(0.01)

Basic and diluted – net loss	$(0.36)	$(0.14)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	September 30,	September 30,
(In thousands, except per share amounts)	2006	2005

Net revenues	$124,092	$178,394
Cost of sales	76,526	107,819
Cost of sales – loss on license termination	—	7,713

Gross profit	47,566	62,862

Selling, general and administrative expenses	74,455	94,719
Goodwill impairment loss	5,292	—

Operating loss from continuing operations	(32,181)	(31,857)

Interest expense	(2,859)	(1,516)
Interest income	76	173
Other expense, net	(375)	(288)

Loss from continuing operations before income taxes	(35,339)	(33,488)
Income tax expense	(2,770)	(5,126)

Loss from continuing operations	(38,109)	(38,614)

Discontinued operations:
Loss from operations of Dartington (including loss on disposal in 2006 of $2,321)	(3,659)	(1,076)
Income tax benefit	810	323

Loss from discontinued operations	(2,849)	(753)

Net loss	$(40,958)	$(39,367)

Loss per share of Common Stock:
Basic and diluted – continuing operations	$(2.54)	$(2.63)

Basic and diluted – discontinued operations	$(0.19)	$(0.05)

Basic and diluted – net loss	$(2.73)	$(2.68)

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

						Accumulated
					Capital in	Other		Total
	Common Stock		Treasury Stock		Excess of	Comprehensive	Retained	Shareholders’
(In thousands)	Shares	Amount	Shares	Amount	Par Value	Income	Earnings	Equity

Balance December 31, 2004	25,228	$3,154	10,671	$(248,730)	$44,229	$8,152	$302,462	$109,267

Net loss							(37,252)	(37,252)
Currency translation adjustments						(3,067)		(3,067)

Total comprehensive loss								(40,319)
Exercise of stock options			(50)	562	(240)			322
Other common stock issuance			(138)	1,561	(830)			731

Balance September 30, 2005	25,228	$3,154	10,483	$(246,607)	$43,159	$5,085	$265,210	$70,001

Balance December 31, 2005	25,228	$3,154	10,308	$(244,633)	$41,430	$4,438	$248,437	$52,826

Net loss							(40,958)	(40,958)
Currency translation adjustments						4,168		4,168

Total comprehensive loss								(36,790)
Stock-based compensation			(187)	2,681	(2,642)			39

Balance September 30, 2006	25,228	$3,154	10,121	$(241,952)	$38,788	$8,606	$207,479	$16,075

The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	September 30,	September 30,
(In thousands)	2006	2005

Cash Flows from Operating Activities of Continuing Operations:
Loss from continuing operations	$(38,109)	$(38,614)

Adjustments to reconcile net loss to net cash used by operating activities of continuing operations:
Depreciation and amortization of property, plant and equipment	2,475	6,584
Goodwill impairment loss	5,292	—
Deferred income taxes	(116)	303
Capitalized loan cost write-off	967	—
Gains on sales of property, plant and equipment	(1,892)	(1,351)
Stock-based compensation	39	816
Loss on license termination	—	7,713
Changes in assets and liabilities:
Accounts receivable, net	(2,233)	(6,695)
Inventories	(785)	3,708
Prepaid expenses	(977)	(1,043)
Other assets	595	599
Accounts payable and accrued expenses	445	(5,344)
Income taxes payable	1,023	1,338
Non-current post-retirement benefits	(340)	(1,444)

Net cash used by operating activities of continuing operations	(33,616)	(33,430)

Cash Flows from Investing Activities of Continuing Operations:
Purchases of property, plant and equipment	(393)	(1,660)
Proceeds from sales of property, plant and equipment	517	766

Net cash provided (used) by investing activities of continuing operations	124	(894)

Cash Flows from Financing Activities of Continuing Operations:
Net issuance of notes and loans payable	28,608	23,979
Exercise of stock options	—	322

Net cash provided by financing activities of continuing operations	28,608	24,301

Cash Flows from Discontinued Operations:
Operating activities	(3,114)	208
Investing activities	1,753	(314)

Net cash used in discontinued operations	(1,361)	(106)

Effect of exchange rate changes on cash and cash equivalents	778	(424)

Decrease in cash and cash equivalents	(5,467)	(10,553)
Cash and cash equivalents, beginning of period	12,918	14,646

Cash and cash equivalents, end of period	$7,451	$4,093

Supplemental disclosure of cash paid for:
Interest	$2,063	$466
Income taxes	$2,266	$1,898
The accompanying notes are an integral part of these Consolidated Financial Statements.

ENESCO GROUP, INC.
Notes to Consolidated Financial Statements (Unaudited)
For the Nine Months Ended September 30, 2006
Note 1. Description of Business
Enesco is a leader in the design, manufacturing and marketing of licensed and proprietary branded giftware, and home and garden décor products to a variety of specialty gift, home décor, mass market and direct mail retailers. Enesco was organized in 1937 and is incorporated in Illinois. Our principal executive offices are located at 225 Windsor Drive, Itasca, Illinois 60143.
Enesco conducts business through its subsidiaries and affiliated corporations. Our subsidiaries are wholly-owned and include (including their jurisdiction of incorporation): Enesco Limited (England), Enesco France S.A. (France), Enesco International Ltd. (Delaware), Enesco International (H.K.) Limited (Hong Kong), N.C. Cameron & Sons Limited (Canada), Enesco Holdings Limited (England), Stanley Home Produtos De Limpeza Ltda. (Brazil), and Gregg Manufacturing, Inc. (California). All subsidiaries currently are active, except for Stanley Home Produtos De Limpeza Ltda.
Our product lines are giftable items within four merchandise categories: decorative, inspirational, brand enthusiast and occasion-based. Enesco’s product lines include some of the world’s most recognizable brands, including Heartwood Creek® by Jim Shore, Foundations®, Pooh & Friends®, Walt Disney Classics Collections®, Disney Traditions™, Disney®, Border Fine Arts™, Cherished Teddies®, Halcyon Days®, and Lilliput Lane™, among others. We believe that these merchandise categories elicit strong and sustainable market demand and profitability, and leverage our core distribution base. Some of our specific products are wall décor, garden accessories, frames, desk accessories, figurines, cottages, musicals, music boxes, ornaments, waterballs, general home accessories and resin figures.
While we believe that the giftware industry is a mature market, demographic and economic trends support growth in giftware, home and garden décor lines. Enesco has a presence and competes in three major geographical markets that include the U.S., Europe (primarily the U.K., France and Germany) and Canada. The U.S. market accounted for approximately 43% of our consolidated net revenues in the nine months ended September 30, 2006, while Europe accounted for 39%, Canada for 17% and various other countries for 1%.
Enesco sells its products through its own employee-based sales organizations in the U.S., U.K., Canada and France, as well as independent sales agents and distributors in approximately 25 countries around the world. Enesco Limited sells various Enesco proprietary design product lines in the U.K. and several other European countries. Enesco Limited also oversees the operations of our subsidiary located in France and independent sales agents in Germany, Holland and Belgium. Enesco Limited also administers the European collector clubs. N.C. Cameron & Sons Limited (N.C. Cameron) sells its various product lines in Canada and administers the Canadian collector clubs.
Both our U.K. and Canadian subsidiaries, in addition to distributing Enesco brand products, sell and distribute products for other
U.S.-based giftware companies, including Demdaco, Mudpie, About Face Designs, and Franz Porcelain, among others. Moving into 2007, Enesco U.S. has started to focus on adding new lines already carried in our U.K. and Canadian subsidiaries such as: Cera Trend (Canada), Fanciful Felines™ (Canada) and Ewe & Me (U.K.). These lines were well received at our Corporate fall show held in Itasca in October 2006.
We market our product lines primarily through retail promotions, trade shows and private shows held in major U.S. and foreign cities, as well as through catalogs, collector clubs, trade advertisements and the Enesco website. Our 2006 marketing focus is brand building, particularly for Enesco proprietary design product lines, such as Foundations®, Growing Up Girls®, Gregg Gift and licensed brands, such as Heartwood Creek® by Jim Shore. Enesco leverages the talents of independent artists across a range of product categories and price positions.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation

The accompanying financial data as of September 30, 2006 and for the three and nine months ended September 30, 2006 and September 30, 2005 has been prepared by Enesco, without audit, pursuant to the rules and regulations of the SEC. The Consolidated Financial Statements include the accounts of the parent company and its subsidiaries, all of which are wholly-owned. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been omitted pursuant to such rules and regulations. We have eliminated significant intercompany accounts and transactions. The Consolidated Financial Statements of this report should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in our Annual Report on Form 10-K as of and for the year ended December 31, 2005.
In our opinion, these Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the U.S. applicable to interim period financial statements and reflect all adjustments necessary for a fair presentation of our financial position as of September 30, 2006, results of operations for the three and nine months ended September 30, 2006 and September 30, 2005, and cash flows for the nine months ended September 30, 2006 and 2005.
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
Accounts Receivable Allowances
Doubtful Accounts
The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and the historical write-off percentage applied to outstanding accounts receivable. If there is deterioration in a major customer’s creditworthiness or actual defaults are significantly different than our historical experience due to changes in the business environment or other factors, estimates of the recoverability of amounts due could be affected. The allowance for doubtful accounts is comprised of two parts. The first component is for specific accounts whose collectibility, in our opinion, is in question. These accounts are reviewed on a monthly basis and adjusted as deemed necessary. At September 30, 2006, this component was $2.2 million as compared to $3.5 million at December 31, 2005. The second part is a general reserve, calculated by applying historical bad debt rates to month-end accounts receivable balances, after removing specific accounts identified as uncollectible. At September 30, 2006, this component of the reserve was $1.3 million compared to $1.2 million at December 31, 2005. The historical bad debt rate, which generally does not fluctuate materially, is adjusted annually or as deemed necessary to reflect actual experience. The general reserve percentage for bad debts slightly increased to 2.4% of total accounts receivable as of September 30, 2006 compared to 2.3% as of December 31, 2005 due to an increase in the general reserve percentage of our International accounts. Historical trends do not guarantee that the rate of future write-offs will not increase. If the general reserve percentage increased 1%, it would require an increase to the reserve of $0.4 million, as of September 30, 2006, and a corresponding increase in bad debt expense of $0.4 million. The total allowance for doubtful accounts balance at September 30, 2006, was $3.5 million, or 6.6% of total accounts receivable compared to December 31, 2005 when the account was $4.7 million, or 9.3% of total accounts receivable. The percentage decrease is due primarily to changes in the assessment of collectibility of accounts placed with attorneys or other collectors.
Sales Returns and Allowances
Our estimated provision for sales returns and allowances is recorded as a reduction of sales revenue because it primarily relates to allowances and other billing adjustments. In cases where credits are issued for merchandise, the goods are typically not saleable and are destroyed. The sales returns and allowances reserve consists of two parts, the first of which is based on an analysis of specific accounts in which the customer has taken a deduction or similarly has challenged an invoice, and we believe the claim will be accepted. This part of the reserve is reviewed by management on a monthly basis and is adjusted as deemed necessary. At September 30, 2006, this comprised $2.0 million of the reserve balance as compared to December 31, 2005, when it was $2.2 million of the reserve balance. The second part is a general reserve, calculated by applying historical percentages of sales returns and allowances to the current and prior month’s sales. We believe two months to be a reasonable amount of time for customers to receive and evaluate their orders and request credits if necessary. At September 30, 2006, this component of the reserve was $1.0 million, compared to December 31, 2005 when this component of the reserve was $0.9 million. The sales returns and allowance balance at September 30, 2006 was $3.0 million, or 5.6%, of accounts receivable. At December 31, 2005, the reserve was $3.1 million, or 6.0%, of accounts receivable. This percentage decrease is attributable primarily to a change in assessment of the collectibility of customer deductions.
The general reserve fluctuates with sales volume, as sales returns and allowances volumes increase or decrease with sales levels. This percentage is adjusted annually, or more frequently, if deemed necessary, to reflect actual experience. If the general reserve percentage increased 1%, it would require an increase to the reserve of $0.3 million, as of September 30, 2006, and a corresponding decrease in net revenues of $0.3 million. The general reserve percentage for returns and allowances increased to 2.0% of total accounts receivable compared to 1.7% as of December 31, 2005 primarily due to an increase in the general reserve percentage of our International accounts. Historical trends do not guarantee that the rate of future returns and allowances will not increase.
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
During the quarter ended September 30, 2006, we reevaluated our inventory reserves as recoveries through the sale of slow-moving and excess inventory have significantly declined. At September 30, 2006, the inventory reserve balance was approximately $12.4 million, or 24.2%, of gross inventory compared to approximately $12.0 million, or 23.6%, of gross inventory at December 31, 2005. This increase in reserve amount is due to our initiative to sell excess and slow-moving inventory more quickly in order to help expedite resolving distribution issues at the third-party distribution facility, as well as clear out our distribution center in Elk Grove Village, Illinois, which will most likely be vacated on December 31, 2006. The recovery rate on the disposition of excess inventory depends upon a number of factors, such as market demand for closeout items and levels of such inventory. Historical averages are developed annually or more often if deemed necessary, and used to determine the likely recoverability of cost. Current initiatives will likely result in a lower recovery than historic recoveries, due to using non-traditional market channels in the expedited process. If market conditions deteriorate, it is likely that inventory will be sold at greater discounts, necessitating an increase to the reserve. An increase of 5% in this loss percentage would result in an additional inventory reserve of $0.8 million as of September 30, 2006.
Inventory Shrinkage
Based on historical trends, a reserve is established in anticipation of estimated inventory shrinkage during the year leading up to the time when we take our physical inventory at year end. This reserve is eliminated at year end when we record our actual inventory shrinkage as part of the year-end physical inventory process. The reserve related to shrinkage was $0.5 million as of September 30, 2006 and $0.2 million as of September 30, 2005.
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
Impairments of Tangible and Intangible Assets
We assess the recoverability of significant tangible and intangible assets, including goodwill, under the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For property, plant and equipment, we evaluate the recoverability of these assets whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. For goodwill, we perform an impairment assessment annually or more frequently if impairment indicators arise. Based on our annual impairment analysis, we have concluded that we do not have an impairment of goodwill as of September 30, 2006. Due to ongoing operating losses from the U.S. businesses, excluding Gregg Manufacturing, Inc. (Gregg Gift), an assessment of the carrying amount of long-lived assets was completed as of September 30, 2006 in accordance with SFAS No. 144. Based on the positive undiscounted cash flows expected to be generated from our long-lived assets, we concluded that we did not have an impairment as of September 30, 2006.
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
Our federal, state and foreign income taxes payable amounts at September 30, 2006 and December 31, 2005 include $5.4 and $5.0 million, respectively, payable to the United States Internal Revenue Service (IRS) for tax refunds and interest refunds received in 2005 related to a successful tax refund claim filed by the predecessor organization to the Company in Italy for the tax years 1982 through 1985. These repayments are required under the Internal Revenue Code due to the claiming of foreign tax credits (FTCs) by the predecessor organization in its federal tax returns for the years indicated. The refunds received from Italy have the effect of eliminating the FTCs originally claimed, and hence the repayment required to the IRS. All amounts received from Italy will have to be remitted to the IRS, with interest from the date of receipt of the tax refund by the Company until payment is remitted to the IRS. An accrual for $0.2 million was made in the three months ended September 2006 to provide for the interest due.
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
Note 3. Brand Category Revenues and Geographic Operating Segments
Enesco categorizes its product lines into three major brand categories: Proprietary Designs, Licensed Brands and Third-Party Distribution. The following table summarizes net sales by each major product category for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands)

Proprietary Designs	$12,460	$15,033	$34,489	$43,378
Licensed Brands	22,321	34,355	47,422	63,695
Third-Party Distribution	16,433	15,434	41,854	40,138
Precious Moments®(1)	—	10,925	—	29,728
Other	492	83	2,048	2,725
Intercompany	(949)	(308)	(1,721)	(1,270)

Total consolidated	$50,757	$75,522	$124,092	$178,394

(1)	Includes only Precious Moments® product sales and service fees recorded by U.S. operations.
Enesco operates in two major geographic classifications: the U.S. and International. The following table summarizes operations by geographic classification for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands)

Net Revenues
U.S	$23,711	$48,195	$52,832	$104,973
International	27,046	27,327	71,260	73,421

Total consolidated	$50,757	$75,522	$124,092	$178,394

Operating Loss
U.S	$(6,310)	$(1,779)	$(39,489)	$(36,355)
International	3,872	3,020	7,308	4,498

Total consolidated	$(2,438)	$1,241	$(32,181)	$(31,857)

Long-lived Assets
U.S.
Property, plant & equipment, net	$8,170	$10,433	$8,170	$10,433
Other assets	2,054	8,431	2,054	8,431

Total U.S	10,224	18,864	10,224	18,864

International
Property, plant & equipment, net	2,306	6,073	2,306	6,073
Other assets	6,413	7,339	6,413	7,339

Total International	8,719	13,412	8,719	13,412

Total consolidated	$18,943	$32,276	$18,943	$32,276

Capital Expenditures
U.S	$87	$658	$221	$1,336
International	89	113	172	324

Total consolidated	$176	$771	$393	$1,660

Depreciation and Amortization
U.S	$557	$602	$1,831	$5,756
International	214	340	644	828

Total consolidated	$771	$942	$2,475	$6,584

Total net revenues recorded in the U.K. for the three and nine months ended September 30, 2006 were $16.1 million and $43.3 million, respectively, compared to $16.1 million and $44.3 million in the three and nine months ended September 30, 2005, respectively. Total long-lived assets in the U.K. at September 30, 2006 and 2005 were $4.7 million and $9.1 million, respectively. On April 28, 2006, Enesco Limited sold certain assets of its Dartington Crystal (Dartington) operation. See Note 10, Discontinued Operations, for further details of this transaction.
Total net revenues recorded in Canada for the three and nine months ended September 30, 2006 were $9.0 million and $22.0 million, respectively, compared to $8.8 million and $22.4 million in the three nine months and ended September 30, 2005, respectively. Total long-lived assets in Canada at September 30, 2006 were $0.7 million compared to $0.8 million at September 30, 2005.
Note 4. Income (Loss) Per Common Share (Basis of Calculations)
The number of shares used in the income (loss) per common share computations for the three and nine months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005

Average common shares outstanding-basic	15,055	14,773	14,982	14,692
Dilutive effects of stock options and warrants	—	—	—	—

Average diluted shares outstanding	15,055	14,773	14,982	14,692

The average number of diluted shares outstanding for the three and nine months ended September 30, 2006 and 2005 exclude common stock equivalents relating to options and warrants because there was a net loss and such common stock equivalents would have been anti-dilutive. Options and warrants to purchase 1.9 million and 2.3 million shares were outstanding at September 30, 2006 and 2005, respectively.
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
Enesco’s current hedging activity is limited to foreign currency purchases. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco hedges these exposures by entering into various foreign exchange forward contracts and options. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts and options that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts and options that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition during the third quarter of 2006.
The table below details our outstanding currency instruments as of September 30, 2006.

Instrument	Currency	Notional Amount	Exchange Rate	Maturity Date
(in thousands)

Forward Contract	Euros	$250	1.2350	10/16/2006
Forward Contract	Euros	$200	1.2810	12/13/2006
Option	Euros	$ 59	1.2750	7/31/2007
Option	Euros	$250	1.2790	9/23/2007

Note 6. Stock-Based Compensation
At September 30, 2006, we had four stock-based compensation (fixed options) plans, not including plans with options that have fully expired. Effective January 1, 2006, we adopted FAS 123R, which requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. We elected to adopt FAS 123R using the modified prospective method. Under this method, we are required to record compensation expense for newly granted options and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Additionally, the financial statements for the prior interim periods and fiscal year do not reflect any adjusted amounts.
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
The following table illustrates the effect on net loss and loss per share as if Enesco had applied the fair value recognition provisions of FAS 123R to stock-based compensation plans for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
(In thousands, except per share amounts)	September 30, 2005	September 30, 2005

Net loss as reported	$(2,115)	$(39,367)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(81)	(263)

Pro forma net loss	(2,196)	(39,630)

Loss per share – continuing operations:
Basic and diluted — as reported	$(.14)	$(2.68)

Basic and diluted — pro forma	$(.15)	$(2.70)

The total stock-based compensation expense (income) recorded for the three and nine months ended September 30, 2006 amounted to $1.0 thousand and $2.0 thousand, respectively.

The following table summarizes stock option activity during the three and nine months ended September 30, 2006:

	Three Months Ended September 30, 2006
				Weighted Average
		Weighted Average	Aggregate	Remaining
	Options	Exercise Price	Intrinsic Value	Term (Yrs.)

Outstanding at beginning of period	1,952,942	$9.42
Granted	—	—
Forfeited	—	—
Exercised	—	—
Expired	(69,163)	10.95

Outstanding at end of period	1,883,779	$9.36	—	5.57

Exercisable at end of period	1,871,620	$9.41	$—	5.54

	Nine Months Ended September 30, 2006
				Weighted Average
		Weighted Average	Aggregate	Remaining
	Options	Exercise Price	Intrinsic Value	Term (Yrs)

Outstanding at beginning of period	2,218,760	$9.53
Granted	75,359	1.79
Forfeited	(205,920)	2.79
Exercised	—	—
Expired	(204,420)	15.05

Outstanding at end of period	1,883,779	$9.36	—	5.57

Exercisable at end of period	1,871,620	$9.41	$—	5.54

Enesco determines the fair value of stock option grants using the Black-Scholes valuation model which incorporates key input assumptions of expected life, volatility, and a risk-free interest rate. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are consistent with FAS 123R and appropriately estimates the fair value of Enesco’s stock option grants. Estimates of fair value are not intended to predict actual future events of the value ultimately realized by employees who receive share-based awards, and subsequent events are not indicative of the reasonableness of original estimates of fair value made by Enesco under FAS 123R.
The Company did not grant any stock options during the three months ended September 30, 2006 and 2005, nor did the Company make any modifications to the outstanding stock options during these periods.
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
During the transition period, Enesco maintained inventories of PMI products on a consignment basis and processed sales orders on PMI’s behalf. Enesco recorded the gross sale and cost of sale of PMI products and, additionally, recorded a charge to cost of sales for the sale amounts to be remitted to PMI, net of the amounts due from PMI for inventory purchases. Enesco also earned sales commissions and service fees from PMI for product fulfillment, selling and marketing costs. In the three months ended June 30, 2006, Enesco and PMI reconciled the amounts owed to each other and, as a result, we recorded an additional charge of $355,000 to cost of sales to properly reflect amounts due to PMI. During the three months ended September 30, 2006, we paid the net amount owed to PMI of $1.0 million. The payments were made in three equal installments in July, August and September.

Note 8. Notes and Loans Payable
At September 30, 2006, Enesco had actual borrowings of $59.4 million and letters of credit of $0.5 million outstanding under our existing U.S. Credit facility. Additional letters of credit and a customs bond totaling $1.1 million were outstanding and secured by cash deposits with two foreign banks.
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
As of August 31, 2005, we entered into a ninth amendment to our existing U.S. credit facility. The ninth amendment reset our minimum EBITDA and capital expenditure covenants through the then facility termination date, based on our reforecast and long-term relationship with Bank of America, as successor to Fleet National Bank and LaSalle Bank. The ninth amendment also added the accounts receivable and inventories of Enesco Limited, Enesco Holdings Limited and Bilston & Battersea Enamels Limited, and the accounts receivable of Enesco International (H.K.) Limited as eligible collateral to the borrowing base under the existing credit facility. The ninth amendment also increased the existing credit facility size to $75.0 million.
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
On March 31, 2006, we entered into an eleventh amendment to our existing U.S. credit facility. This amendment reset Enesco’s 2006 cumulative minimum monthly EBITDA covenants effective January 31, 2006, based on our reforecast and reduced the credit facility commitments from $75.0 million to $70.0 million. The monthly fee of 0.10% of the highest loan amount outstanding during the preceding month increased to 0.20% on May 1, 2006, rather than June 1, 2006 as per the tenth amendment.
On June 14, 2006, we announced that we were in technical default of our existing U.S. credit facility as we had exceeded the maximum allowable borrowing capacity under the credit facility without immediate repayment of the excess amount. On July 19, 2006, we entered into a twelfth amendment to our existing U.S. credit facility, which increased our borrowing availability, provided a waiver to our defaults under the credit agreement and set a new facility termination date of September 15, 2006.
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
On August 8, 2006, we received a notice from the agent under the credit agreement stating that our failure to obtain a commitment for new financing constituted a default under the credit agreement, giving the agent and the lenders the right to accelerate and demand payment in full at any time of the obligations owing under the credit agreement. On September 15, 2006, the credit facility expired without full repayment of our obligations under the credit agreement. Subsequent to the September 15, 2006 credit facility expiration date, the agent and the lenders continued to make loans, with certain limitations, to Enesco.
Effective November 6, 2006, we entered into a thirteenth amendment to our U.S. credit facility (the “Amendment”). Pursuant to the terms of the Amendment, the lenders have agreed to forbear from exercising their rights and enforcing the remedies available to them under the credit agreement as a result of current continuing events of default by the Company. The forbearance will terminate on December 29, 2006, or earlier if the Company fails to comply with certain covenants, including any failure to comply with the terms of the Amendment, or upon the occurrence of certain events, including any material adverse change in the Company’s business or financial condition.
The Amendment provides for periodic adjustments in the aggregate maximum borrowing amount under the credit facility. The maximum borrowing amount temporarily adjusts upwards beginning the week ending November 18, 2006 through the week ending November 25, 2006 and then periodically adjusts downward beginning the week ending December 2, 2006 through the week ending December 28, 2006. The Company’s borrowing availability under the credit facility is determined pursuant to various borrowing base formulae set forth in the amended credit agreement, and based upon levels of inventory, accounts receivable and other assets. Pursuant to the Amendment, the Company may borrow beyond the amounts available under the borrowing base formulae. The maximum aggregate amount the Company may borrow beyond the amounts available under the borrowing base formulae ranges from approximately $5.6 million beginning the week ending November 11, 2006 to up to $10 million from and after the week ending December 2, 2006.
The Company must continue to meet certain projected cash receipt and disbursement covenants as previously established, as updated by the Amendment for the period beginning the week ending October 28, 2006 through December 29, 2006. The Company also agreed to make additional mandatory prepayments to the lenders from time to time to the extent deposits in certain accounts held by the Company exceed amounts established by the Amendment.
The Amendment provides for covenants in which the Company undertakes to retain a financial advisor to assist the Company in pursuing a transaction that will result in the repayment of all Company obligations under the Credit Agreement (the “Transaction”). The Company additionally agreed to enter into a definitive agreement for a Transaction by November 30, 2006. Although the Company has retained a financial adviser to assist the Company, there can be no assurances that the Company will be successful in entering into a definitive agreement for a Transaction in a timely manner or, if entered into, consummating the Transaction. Any failure to meet the November 30th deadline as required by the Amendment would have a material adverse effect on the Company’s financial condition and results of operations.
Note 9. Income Taxes
During the nine months ended September 30, 2006, Enesco determined the need for a valuation allowance for deferred tax assets arising primarily from the domestic net operating losses (NOLs) incurred during that period. The ultimate realization of net deferred tax assets, including those arising from NOLs, is dependent upon the generation of taxable income in future years. In determining the amount of valuation allowance, future taxable income relating to existing deferred tax liabilities and available tax planning strategies are considered. Based upon these factors, we believe that it is more likely than not that Enesco will realize the benefits of net deferred tax assets of approximately $4.0 million as of September 30, 2006. The total of all other deferred tax assets, which principally relate to domestic NOLs, have been offset by a valuation allowance. This valuation allowance may require adjustment in future periods as the result of taxable income generated from operations or changes in estimates of future taxable income.
For the three months ended September 30, 2006, the income tax expense was $1.6 million, comprised of a tax benefit from a domestic NOL of $2.0 million, offset by a deferred tax asset valuation allowance expense of $2.0 million, and a foreign tax expense related to operations of $1.6 million. For the three months ended September 30, 2005, income tax expense was $2.4 million, comprised of a benefit from a domestic NOL of $0.4 million, offset by a deferred tax asset valuation allowance expense of $1.4 million and a foreign tax expense related to operations of $1.4 million.
For the nine months ended September 30, 2006, income tax expense was $2.8 million, comprised of a benefit from a domestic NOL of $13.0 million, offset by a deferred tax asset valuation allowance expense of $13.0 million, and a foreign tax expense related to operations of $2.8 million. For the nine months ended September 30, 2005, income tax expense was $5.1 million, comprised of a domestic tax benefit of $0.1 million and a foreign tax expense of $5.2 million. The domestic tax benefit was comprised of a benefit from a NOL of $14.1 million offset by a deferred tax asset valuation allowance expense of $15.1 million, and a benefit from the reversal of $1.1 million of a previously recorded tax reserve no longer required. The foreign tax expense was comprised of $2.4 million related to operations and a reserve established in relation to a potential audit assessment of $2.8 million.
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
The total consideration payable in cash for the sale is $2.4 million, of which approximately $0.5 million was received at closing. The balance is due in installments between May and December 2006. Through September 30, 2006, we have received approximately $1.8 million from the purchasers of Dartington. As of September 30, 2006, the remaining installments amount to approximately $0.6 million.
It is our current intention to sell the Dartington facility located in Torrington. The new owners of Dartington have a right of first refusal in the event of a sale. An independent appraisal of the building indicated that the carrying value of the facility exceeded its appraised value at June 30, 2006 by approximately $0.7 million and was therefore written down to the appraised value at that time. As allowed by the agreement, the new owners of Dartington have requested another independent appraisal, which will set the price at which they may purchase the property. The loss on the sale of the business, including the write-down of the building and professional fees totaled $3.1 million and is included in discontinued operations on the Consolidated Statement of Operations. The Dartington factory is classified as an asset held for sale on the Consolidated Balance Sheet as of September 30, 2006.
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
Overview
On June 7, 2006, the Board of Directors appointed Basil Elliott as a Director and as President and Chief Executive Officer, and Marie Meisenbach Graul as Executive Vice President and Chief Financial Officer. Mr. Elliott and Ms. Graul had been in these positions on an interim basis since May 15, 2006. Prior to the date, the Board of Directors and Cynthia Passmore mutually agreed that Ms. Passmore would no longer serve as a Director and as President and Chief Executive Officer of Enesco, effective May 15, 2006. Additionally, Anne-Lee Verville retired as a Director and as Chairman of the Board on June 30, 2006, and the Board elected Leonard Campanaro as Chairman. Additionally, on August 14, 2006, Roger Odell, formerly of JPMorgan Chase Bank, was appointed as a Director and to the Board’s Audit Committee.
Under the new management team, key issues being addressed as part of our goals for the remainder of 2006 are:
1.	Securing stable, long-term financing. The lenders under our current credit facility recently agreed to forbear from enforcing the remedies available to them under the facility as a result of Enesco’s current continuing events of default. Such forbearance will terminate on December 29, 2006 or earlier if we do not comply with certain covenants and agreements. We continue to seek alternative financing that will pay off all amounts due under our current credit facility and provide financing for our operations. We retained Mesirow Financial, Inc. to assist us in these efforts. Loan costs capitalized, totaling approximately $1.6 million, previously incurred in anticipation of securing new financing through LaSalle Bank were written-off in June 2006 when Enesco did not request LaSalle to extend its December 2005 commitment letter through June 30, 2006.

2.	Continuing the Operating Improvement Plan. Effective May 10, 2006, Enesco retained Mesirow Financial Consulting, LLC (Mesirow) to provide support to the finance team in the continued implementation of our 2005 Operating Improvement Plan and to assist us in identifying other improvement opportunities. Mesirow replaced the Keystone Consulting Group (Keystone), our former restructuring advisor, whose agreement expired on March 31, 2006, but worked under a verbal extension through April 30, 2006. We continue to work aggressively to increase revenue and implement cost reductions. In addition to the 2005 Operating Improvement Plan, we are looking at new price initiatives, personnel redeployment, reorganizing our sales and customer service functions and pursuing productivity increases throughout Enesco.

3.	Implementing a better distribution system. In the past nine months, we have experienced logistical difficulties with our distribution process, which difficulties have materially and adversely affected our business. We continue to work toward rectifying our distribution process and have identified several solutions that we expect will alleviate the problems with our distribution process. In the interim, we are taking the following actions: (1) We arranged with our third-party distributor in China to handle increased volumes of product shipments to our retail customers directly from China. (2) We will continue to ship our high-value product lines through our contract distributor in St. Louis. (3) In lieu of ceasing operations at our Illinois distribution center this quarter, we ramped up in the third quarter 2006 to handle the distribution of our 2006 Christmas product sales, and will likely vacate the facility at year-end.

We have also taken many steps over the last few months with National Distribution Centers (NDC), our third-party logistics provider, to rectify the shipping issues that have been encountered since our transition to a new facility in January 2006. However, the new facility is not designed to perform at the shipping levels and requirements that our business and customers require. We are working closely with NDC to implement process improvements as well as redesigning the floor plan and identifying specific automation needs. In order to achieve the pick and pack replenishment shipping volumes necessary to make Enesco successful and provide high-quality customer satisfaction, there will need to be capital expenditures made to automate the facility, which we preliminarily estimate will total $0.5 million to $1.0 million. Enesco and NDC are currently working on a plan that will support a pick and pack program in 2007.

4.	Improving customer service. Over the last few years, our distribution, procurement and Enterprise Resource Planning system (ERP) problems have adversely affected our relationship with many of our customers. We intend to review our U.S. ERP options and potentially look at replacing the system with one already running successfully at one of our international subsidiaries. We believe many of our U.S. customers have remained loyal only because of the fine products and exclusive brands that Enesco offers. It is our intention to solve our remaining issues and refocus on servicing our customers. Without our loyal customers, we will not succeed and grow.
There can be no assurances that we will achieve any or all of the objectives set forth above, including obtaining new financing on reasonable terms, or at all; resolving our distribution system issues; and, improving our customer service. Failure to achieve any or all of these objectives may materially and adversely affect our business, financial condition and results of operation.
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
Based on the gross profit margin of 38.3% achieved in the nine months ended September 30, 2006, the annual revenue breakeven level has been reduced 17% from approximately $360 million in the 12 months ended September 30, 2005 to approximately $300 million in the 12 months ended September 30, 2006. We do not expect to achieve this annual revenue breakeven level in 2006, but do expect to continue to improve gross margins and reduce the annual breakeven level. As we continue implementing the Operating Improvement Plan, we expect to lower our breakeven revenue point further. We expect continuing product line revenues for the three months ending December 31, 2006, excluding U.S. Precious Moments® and Dartington revenues, to be approximately 10% higher in aggregate from continuing product line revenues for the three months ended December 31, 2005 due to the slowdown in shipping during the three months ended September 30, 2006 caused by production capacity issues in China. We anticipate that the results from our Operating Improvement Plan initiatives will positively impact the fourth quarter of 2006 and that all cost savings will be fully realized in 2007. However, there can be no assurances that we will realize any or all of these performance goals as anticipated.
For the second time, N.C. Cameron & Sons Limited, the wholly-owned Canadian subsidiary of Enesco Group, Inc., was named the 2006 Supplier of the Year by the Canadian Gift & Tableware Association (CGTA).
Impact of the Operating Improvement Plan Initiatives
In the nine months ended September 30, 2006, we continue to realize results from our Operating Improvement Plan initiatives, some of which we anticipated would have a negative effect for the short term due to the discontinuation of more than 100 unproductive and/or unprofitable product lines and a shipping disruption that occurred during the transition of our warehousing and distribution operations to a third-party logistics provider.
Rationalization of the U.S. product portfolio
During the fourth quarter of 2005, we completed the major rationalization of our U.S. product portfolio, reducing the overall number of product lines more than 70%, from 170 to approximately 50, based on minimum sales thresholds, margin hurdle rates and long-term marketing strategy. Under new management leadership, we continue to monitor and eliminate product lines that do not meet the minimum criteria levels. Currently active products are also subject to discontinuation if they do not meet margin criteria and turnover at or above the average industry rate of three times per year.
We have continued to aggressively market these discontinued products, which are sold primarily to liquidators and other below-market wholesalers. We expect to substantially complete the sale of the discontinued products from our product rationalization by the end of 2006 as our Elk Grove Village, Illinois distribution center will need to be vacated on December 31, 2006. During the three months ended June 30, 2006, we increased our lower of cost or market reserves $4.2 million primarily due to our initiative to sell excess and slow-moving inventory more quickly in order to help expedite resolving distribution issues at the NDC facility, as well clear out our distribution center in Elk Grove Village, Illinois. During the three months ended September 30, 2006, we sold over $2.2 million of discontinued products, at cost, at recovery rates consistent with reserves established at June 30, 2006. Discontinued products being sold through liquidators as of September 30, 2006 totaled $5.9 million at cost, before lower of cost or market reserves.
One of the negative outcomes from this product rationalization was the loss of Chinese production capacity during the first and second quarters of 2006. We are very reliant on our professional relationships to maintain positive standing with our Chinese vendors and many of these relationships had deteriorated; hence, we lost production capacity during the six months ended June 30, 2006. This has negatively impacted sales and as of September 30, 2006, we were still out-of-stock on inventory representing approximately $8.5 million of potential sales. During a trip to China in early May by key management personnel and one of our independent artists, many new manufacturers were identified and existing manufacturers recommitted to offering Enesco production capacity. We now believe we will be in a position to manufacture all of our existing 2006 orders and believe we have more than adequate production capacity for 2007, as we are already ordering 2007 product.
The gross profit margin in the three months ended September 30, 2006 increased to 42.1%, from 41.3%, in the comparable period in 2005. Gross profit margin in the third quarter 2005 was negatively impacted by the lower margins on the Precious Moments® product line under the transition agreement.

Reducing global corporate overhead, general and administrative and marketing costs
We have completed the first phase of our planned global reductions of corporate overhead, general and administrative and marketing costs. We continue to review SG&A expenses in an effort to right size the business. While we have implemented the steps that we believe will enable us to achieve our 2007 goal of generating $26.7 million in pre-tax annualized cost savings, we continue to look for additional cost savings in personnel, consulting and overhead expenses.
In the three months ended September 30, 2006, SG&A expenses include consulting expenses of $0.8 million, and $0.7 million of bank fees.
Implementing a cost-effective distribution and warehousing model
In mid-January 2006, we transitioned most of our U.S. distribution and warehousing operations to NDC, our third-party logistics provider. NDC operates a 150,000 square foot leased facility in the Indianapolis metropolitan area as a pick and pack outsourced distribution center for Enesco. Due to transition issues, we began shipping products from the new facility at the end of January 2006, one week later than was originally anticipated. This delay and other inefficiencies at the new facility resulted in certain missed product replenishment orders during the nine months ended September 30, 2006. The ramp-up at the new facility took longer than expected due to floor design issues, IT compatibility issues, inventory control issues, deficiencies in the Request for Proposal (RFP) and contract provided by and agreed to by Enesco and its former consulting group. Although our shipment levels have increased significantly since late January 2006, we did not reach line shipping levels required by the RFP until the last week of June 2006. Unfortunately, the line metrics used to scope the RFP and resulting contract do not support the shipment volumes necessary to run our business successfully. We are currently working with NDC to revise the agreement and add automation equipment to better achieve the functional productivity and benchmarks necessary to run the distribution center successfully and provide assurances to our customers that they will receive their product in a timely manner at the least shipping cost possible. We have also elected to ramp-up our Elk Grove Village, Illinois facility during the third quarter of 2006 to handle the distribution of our Christmas orders. In addition to ramping up this facility, the Company also has moved considerable pick and pack and case volume through CITIC, our third-party distribution center in China, during the third quarter. We are incurring airfreight charges for product that was ordered late due to the lack of ordering during the first and second quarter. The Company is absorbing airfreight charges for product in order to make timely deliveries to our customers. The majority of the airfreight charges will be incurred in the fourth quarter and will have a negative impact on gross margins. This ramp-up, excess air freight charges, along with lower shipping volumes out of our NDC distribution center, resulted in additional expense during the first nine months of 2006 of approximately $4.2 million versus our original Operating Improvement Plan.
RESULTS OF OPERATIONS
Net Revenue and Gross Profit
Revenues in the three months ended September 30, 2006 were $50.8 million, down 32.7% from $75.5 million reported in the three months ended September 30, 2005. Excluding U.S. revenues from Precious Moments®, which totaled $10.9 million in the three months ended September 30, 2005, revenues for the three months ended September 30, 2006 were down 21.2% from the $64.6 million for the three months ended September 30, 2005. This sales decline was the result of a slower ramp-up of product shipments out of our third-party warehouse and distribution facility in China due to lower than planned production in China, lost sales of replenishment product due to U.S. shipping delays from our third-party warehouse and distribution facility in Indiana, and lower sales of collectible products. The impact of currency translation was $1.4 million favorable for the three months ended September 30, 2006.
Revenues in the nine months ended September 30, 2006 were $124.1 million, down 30.4% from $178.4 million reported in the nine months ended September 30, 2005. Nearly one-half of this decline in revenues resulted from the absence of U.S. Precious Moments® sales due to the termination of the U.S. license agreement, in 2005. There were no revenues from Precious Moments® in the U.S. in the nine months ended September 30, 2006, compared to $29.7 million of revenues from Precious Moments® in the U.S. in the nine months ended September 30, 2005. Excluding U.S. revenues from Precious Moments® in 2005, revenues for the nine months ended September 30, 2006 declined 16.4%, from $148.7 million for the nine months ended September 30, 2005. This sales decline was the result of a slower ramp-up of product shipments out of CITIC, our third-party warehouse and distribution facility in China due to lower than planned production in China, lost sales of replenishment product due to U.S. shipping delays from our third-party warehouse and distribution facility in Indiana, and lower sales of collectible products. The impact of currency translation was $1.0 million favorable for the 9 months ended September 30, 2006.

Gross profit for the three months ended September 30, 2006 was $21.4 million, down from $31.2 million in the same period last year. Gross profit margin in the third quarter increased to 42.1%, from 41.3%, in the third quarter of 2005. Gross profit margin in the third quarter 2005 was negatively impacted by the lower margins on the Precious Moments® product line under the transition agreement. The gross profit margin in the three month period decreased 1.8 percentage points, excluding the impact of the Precious Moments® revenues in the U.S., from the comparable 2005 period due primarily to the higher royalty costs on our Heartwood Creek® by Jim Shore product line and unrecovered freight costs.
Gross profit for the nine months ended September 30, 2006 was $47.6 million, versus the $62.9 million in the same period last year. Gross profit margin in the nine month period increased to 38.3%, from 35.2%, in the 2005 nine month period. Gross profit margin in 2005 was significantly impacted by the Precious Moments® license termination as discussed above, which resulted in only $2.3 million of gross profit on Precious Moments® revenues of $29.7 million in the nine month period. The gross profit margin in the nine month period, excluding the impact of the Precious Moments® revenues in the U.S., decreased 2.4 percentage points from the comparable 2005 period due primarily to the $4.2 million increase in the lower of cost or market reserves established as of June 30, 2006, the high level of closeout sales in the U.S. at significantly reduced cost recoveries and higher royalty costs on our Heartwood Creek® by Jim Shore product line.
The following table presents a comparison of Enesco’s business, excluding 2005 U.S. revenues from Precious Moments®, cost of sales and gross margin in the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in thousands)	2006	2005	Change %	2006	2005	Change %

Net revenues, other than Precious Moments®	$50,757	$64,598	(21.4)%	$124,092	$148,665	(16.5)%
Precious Moments® product revenues	—	8,353	—	—	27,158	—
Precious Moments® service fees	—	2,571	—	—	2,571	—

Net revenues as reported	$50,757	$75,522	(32.8)%	$124,092	$178,394	(30.4)%

Cost of sales, other than Precious Moments®	$29,381	$36,236	(18.9)%	$76,526	$88,138	(13.2)%
Precious Moments® cost of sales	—	8,118	—	—	15,681	—
Precious Moments® loss on license termination	—	—	—	—	7,713	—
Precious Moments® royalties	—	—	—	—	4,000	—

Cost of sales, as reported	$29,381	$44,354	(33.8)%	$76,526	$115,532	(33.8)%

Gross margin, other than Precious Moments®	42.1%	43.9%		38.3%	40.7%

Gross margin, Precious Moments®	—	25.7%		—	7.9%

Gross margin as reported	42.1%	41.3%		38.3%	35.2%

Selling, General and Administrative Expenses (SG&A)
Selling, general and administrative expenses decreased $6.1 million, or 20.4%, to $23.8 million, in the third quarter 2006 from $29.9 million in the prior year period. The change in SG&A, for the three months ended September 30, 2006 reflects reduced salary expense due to our restructuring efforts, reduced consulting services and lower commissions due to reduced sales. These expense reductions were offset, in part, by a small increase in selling and marketing expenses. In the nine months ending September 30, 2006, selling, general and administrative expenses decreased $20.3 million or 21.4% due primarily to reduced salary and benefits, decreased bad debt expenses, and the inclusion of accelerated depreciation of our ERP system in the prior year. Total SG&A expenses declined on a quarterly basis throughout 2005 and through the nine months ended September 30, 2006. These expense reductions are a direct reflection of our efforts to right size the business.

The following table details significant changes in SG&A for the three and nine months ended September 30, 2006:

	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(In millions)	2006 vs. 2005	2006 vs. 2005

Reduced administrative salaries and benefit costs	$ (1.9)	$ (7.8)
Lower consulting fees	(1.4)	(2.2)
Decrease in bad debt expense	(1.0)	(3.1)
Lower commissions due to reduced sales volume	(1.0)	(1.8)
Reduced distribution and warehousing costs in the U.S.	(0.8)	(2.7)
Decrease in U.S. auditing and Sarbanes-Oxley compliance costs	(0.6)	(1.6)
Decrease in rents	(0.3)	(1.1)
(Decrease) Increase in bank fees	(0.3)	0.7
Lower travel and entertainment	(0.1)	(0.5)
Accelerated depreciation of ERP system in prior year	(—)	(3.7)
Capitalized loan cost write-off	—	1.6
Foreign currency translation impact	0.5	0.9
Increase spending on selling and marketing	0.6	0.6
Other, net	0.2	0.4

	$ (6.1)	$ (20.3)

Operating Income (Loss) from Continuing Operations
For the three months ended September 30, 2006, the operating loss from continuing operations was $2.4 million, versus income of $1.2 million in the 2005 three month period due to the impact from our shortfall in sales, which was partially offset by the improvement in the gross margin percentage and the reduction in SG&A expenses. Operating loss from continuing operations for the nine months ended September 30, 2006 was $32.2 million, versus an operating loss of $31.9 million, reported in the nine months ended September 30, 2005. This increased loss was driven primarily from the impact of lower revenues offset partially by the reduction in SG&A expenses.
Interest and Other Income (Expense), Net
Interest expense for the quarter increased $0.7 million to $1.4 million compared to the third quarter of 2005, due to higher borrowings and interest rates, and accruing interest due the IRS on the unremitted Italian tax refund. For the nine months ended September 30, 2006, interest expense rose to $2.9 million, an increase from the $1.5 million of interest expense in the comparable 2005 nine-month period due to higher borrowings and interest rates, and accruing interest due the IRS on the unremitted Italian tax refund.
Provision for Income Tax Expense (Benefit)
For the three months ended September 30, 2006, the income tax expense was $1.6 million, comprised of a benefit from a domestic NOL of $2.0 million, offset by a deferred tax asset valuation allowance expense of $2.0 million, and a foreign tax expense related to operations of $1.6 million. For the three months ended September 30, 2005, income tax expense was $2.4 million, comprised of a benefit from a domestic NOL of $0.4 million, offset by a deferred tax asset valuation allowance expense of $1.4 million and a foreign tax expense related to operations of $1.4 million.
For the nine months ended September 30, 2006, income tax expense was $2.8 million, comprised of a benefit from a domestic NOL of $13.0 million, offset by a deferred tax asset valuation allowance expense of $13.0 million, and a foreign tax expense related to operations of $2.8 million. For the nine months ended September 30, 2005, income tax expense was $5.1 million, comprised of a domestic tax benefit of $0.1 million and a foreign tax expense of $5.2 million. The domestic tax benefit was comprised of a benefit from a NOL of $14.1 million offset by a deferred tax asset valuation allowance expense of $15.1 million, and a benefit from the reversal of $1.1 million of a previously recorded tax reserve no longer required. The foreign tax expense was comprised of $2.4 million related to operations and a reserve established in relation to a potential audit assessment of $2.8 million.

Discontinued Operations
On April 28, 2006, Enesco entered into and closed on an agreement to sell to the prior management of Dartington, its Dartington operation, which was owned by Enesco Limited. The total consideration for the sale was $2.4 million of which, through September 30, 2006, we received approximately $1.8 million. The loss on the sale of the business, including professional fees, totaled $2.3 million. While there was no loss recorded in the three months ended September 30, 2006, the loss from operations, including the write-down of the building, (which was not sold as part of the transaction) to its appraised value, totaled $1.4 million through the date of disposal.
Dartington met the financial reporting criteria for classification as a discontinued operation. Therefore, its net results of operations through the date of disposal, including the loss on disposal, have been separately presented as discontinued operations, net of income taxes, in the Consolidated Statement of Operations for each period presented. The Company is currently seeking to sell the Dartington building and under terms of the prior agreement has offered the new Dartington management the right of first refusal on the purchase of the building.
LIQUIDITY AND CAPITAL RESOURCES
Our ability to continue to operate our business substantially depends on whether we are able to continue to finance our operations. We are currently in default under our existing agreement. The lenders have agreed to forbear from exercising their rights and enforcing the remedies available to them under the credit agreement as a result of current continuing events of default. The forbearance will terminate on December 29, 2006, or earlier if we fail to comply with certain covenants, including any failure to comply with the terms of our recently entered into amendment to the credit agreement, or upon the occurrence of certain events, including any material adverse change in our business or financial condition. The Amendment provides for covenants in which we undertake to retain a financial advisor to assist us in pursuing a transaction that will result in the repayment of all our obligations under the credit agreement (the “Transaction”). The Company additionally agreed to enter into a definitive agreement for a Transaction by November 30, 2006.
Assuming we timely secure an arrangement that will permit us to pay off all amounts due under our current credit facility and provide replacement financing for our operations, we believe that our current cash and cash equivalents, cash generated from operations, and our current available financing together with the replacement financing we are working to secure, will satisfy our expected working capital needs, capital expenditures and other liquidity requirements associated with our existing operations. There are no assurances, however, that we will be able to secure such financing, further extend our existing credit facility if we are unable to secure replacement financing in a timely manner, or obtain waivers of existing or future financing covenants if violated. If we fail to obtain new financing, our current cash and cash from operations would be insufficient to allow us to continue our current business.
Liquid Assets
Cash and cash equivalents as of September 30, 2006 were $7.5 million, versus $12.9 million as of December 31, 2005. Cash and cash equivalents are a function of cash flows from operating, investing and financing activities. Historically, we have satisfied capital requirements with borrowings. Cash balances and working capital requirements fluctuate due to operating results, shipping cycles, accounts receivable collections, inventory management and timing of payments, among other factors. Working capital requirements fluctuate during the year and generally are greatest early in the fourth quarter and lowest early in the first quarter.
Under the twelfth amendment to our credit facility, dated July 20, 2006, we will be required to pay significant usage and credit facility extension fees of $2.1 million and 20 basis points on the highest amount of loans that were outstanding on any day in the immediately proceeding month to our lenders. As of September 30, 2006, the $2.1 million fee has not been paid to our lenders. Such payments may have a material adverse effect on our available cash position.
Cash Flows
The net cash used by operating activities is a function of our net loss, offset by non-cash income and expenses such as depreciation and goodwill impairment loss, as well as changes in working capital. Net cash used in operating activities from continuing operations totaled $33.6 million for the nine months ended September 30, 2006, nearly unchanged from the $33.4 million used in the same period last year. Non-cash expenses were $6.8 million, net, for the nine months ended September 30, 2006, consisting primarily of depreciation and amortization, the goodwill impairment loss, the capitalized loan cost write-off and gains on sales of property, plant and equipment. Non–cash expenses also include $1.4 million of deferred gain recognized in the nine month periods 2006 and 2005, from the December 2004 sale and leaseback of the Elk Grove Village, Illinois warehouse. Non-cash expenses in the comparable period of 2005 included $3.7 million of accelerated depreciation charges related to the ERP system migration and the $7.7 million loss on the PMI license termination.
For the nine months ended September 30, 2006, changes in operating assets and liabilities used $2.3 million of cash, a decrease from the $8.9 million used in the same period last year. As a result of improved cash collections by our credit group, a reduction in our everyday credit terms and lower sales, accounts receivable increased $2.2 million in the nine months ended September 30, 2006, compared to an increase of $6.7 million for the same period in 2005. Inventories increased $0.8 million for the nine months ended September 30, 2006, compared to a $3.7 million decrease for the same period in 2005, due to U.S. shipping delays from our third-party warehouse and distribution facility in Indiana.
The net cash provided by investing activities from continuing operations in the nine months ended September 30, 2006 increased $0.1 million primarily due to proceeds from the sale of property, plant and equipment exceeding purchases of property plant and equipment. The net cash provided by financing activities from continuing operations in the first nine months of 2006 totaled $28.6 million, versus $24.3 million for the same period in 2005. The increase resulted primarily from borrowing activities required to fund the net cash used in operations. The net cash used in discontinued operations includes $3.1 million of cash used for operating activities, offset by $1.8 million in cash proceeds collected from the sale of the Dartington operation.
Our federal, state and foreign income taxes payable amounts at September 30, 2006 and December 31, 2005 include $5.4 and $5.0 million, respectively, payable to the IRS for tax refunds and interest refunds received in 2005 related to a successful tax refund claim filed in Italy by the predecessor organization to Enesco for the tax years 1982 through 1985. These repayments are required under the Internal Revenue Code due to the claiming of foreign tax credits (FTCs) by the predecessor organization in its federal tax returns for the years indicated. The refunds received from Italy have the effect of eliminating the FTCs originally claimed, and hence the repayment required to the IRS. All amounts received from Italy will have to be remitted to the IRS with interest from the date of receipt of the tax refund amounts until payment is remitted to the IRS. An accrual for $0.2 and $0.4 million was made in the three months and nine months ended September 2006, respectively to provide for the expected interest payment.
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
On July 7, 2005, we entered into an eighth amendment to our current U.S. credit facility. The eighth amendment added accounts receivable and inventory of N.C. Cameron, our Canadian subsidiary, to the borrowing base under the credit facility and reduced the advance rate on inventory from 50% to 33% effective July 31, 2005.
As of August 31, 2005, we entered into a ninth amendment to our current U.S. credit facility. The ninth amendment reset our minimum EBITDA and capital expenditure covenants through the then facility termination date based on our reforecast and long-term partnership with Bank of America, as successor to Fleet National Bank and LaSalle Bank. The ninth amendment also added the accounts receivable and inventories of Enesco Limited, Enesco Holdings Limited and Bilston & Battersea Enamels Limited, and the accounts receivable of Enesco International (H.K.) Limited as eligible collateral to the borrowing base under the current credit facility. The ninth amendment also increased the credit facility size to $75.0 million.
On December 21, 2005, Enesco entered into a tenth amendment to our existing U.S. credit facility extending the facility termination date from December 31, 2005 to January 1, 2007. The tenth amendment provided that certain fee amounts would become payable at the beginning of each of the months January through June 2006, unless the outstanding loans and letters of credit under the existing U.S. credit facility were paid in full. Fees totaling $475,000 and $1,775,000 were due during the three months ended March 31, 2006 and the three months ended September 30, 2006, respectively. The amendment also provided for a monthly fee beginning January 1, 2006 through May 1, 2006 in the amount of 0.10% of the highest loan amount outstanding during the preceding month. This fee increased to 0.20% beginning June 1, 2006.
On March 31, 2006, we entered into an eleventh amendment to our existing U.S. credit facility. This amendment reset Enesco’s 2006 cumulative minimum monthly EBITDA covenants effective January 31, 2006, based on our reforecast and reduced the credit facility commitments from $75.0 million to $70.0 million. The monthly fee of 0.10% of the highest loan amount outstanding during the preceding month increased to 0.20% on May 1, 2006, rather than June 1, 2006 as per the tenth amendment.
On June 14, 2006, we announced that we were in technical default of our existing U.S. credit facility as we had exceeded the maximum allowable borrowing capacity under the credit facility without immediate repayment of the excess amount. On July 19, 2006, we entered into a twelfth amendment to our existing U.S. credit facility, which increased our borrowing availability, provided a waiver to our defaults under the credit agreement and set a new facility termination date of September 15, 2006.
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
We retained a new financial advisor, Mesirow Financial, Inc., to assist in reviewing strategic alternatives with the Company.
On August 8, 2006, we received a notice from the agent under the credit agreement stating that our failure to obtain a commitment for new financing constituted a default under the credit agreement, giving the agent and the lenders the right to accelerate and demand payment in full at any time of the obligations owing under the credit agreement. On September 15, 2006, the credit facility expired without full repayment of our obligations under the credit agreement. Subsequent to the September 15, 2006 credit facility expiration date, the agent and the lenders continued to make loans, with certain limitations, to Enesco.
Effective November 6, 2006, we entered into a thirteenth amendment to our U.S. credit facility (the “Amendment”). Pursuant to the terms of the Amendment, the lenders have agreed to forbear from exercising their rights and enforcing the remedies available to them under the credit agreement as a result of current continuing events of default by the Company. The forbearance will terminate on December 29, 2006, or earlier if the Company fails to comply with certain covenants, including any failure to comply with the terms of the Amendment, or upon the occurrence of certain events, including any material adverse change in the Company’s business or financial condition.
The Amendment provides for periodic adjustments in the aggregate maximum borrowing amount under the credit facility. The maximum borrowing amount temporarily adjusts upwards beginning the week ending November 18, 2006 through the week ending November 25, 2006 and then periodically adjusts downward beginning the week ending December 2, 2006 through the week ending December 28, 2006. The Company’s borrowing availability under the credit facility is determined pursuant to various borrowing base formulae set forth in the amended credit agreement, and based upon levels of inventory, accounts receivable and other assets. Pursuant to the Amendment, the Company may borrow beyond the amounts available under the borrowing base formulae. The maximum aggregate amount the Company may borrow beyond the amounts available under the borrowing base formulae ranges from approximately $5.6 million beginning the week ending November 11, 2006 to up to $10 million from and after the week ending December 2, 2006.
The Company must continue to meet certain projected cash receipt and disbursement covenants as previously established, as updated by the Amendment for the period beginning the week ending October 28, 2006 through December 29, 2006. The Company also agreed to make additional mandatory prepayments to the lenders from time to time to the extent deposits in certain accounts held by the Company exceed amounts established by the Amendment.

The Amendment provides for covenants in which the Company undertakes to retain a financial advisor to assist the Company in pursuing a transaction that will result in the repayment of all Company obligations under the Credit Agreement (the “Transaction”). The Company additionally agreed to enter into a definitive agreement for a Transaction by November 30, 2006. Although the Company has retained a financial adviser to assist the Company, there can be no assurances that the Company will be successful in entering into a definitive agreement for a Transaction in a timely manner or, if entered into, consummating the Transaction. Any failure to meet the November 30th deadline as required by the Amendment would have a material adverse effect on the Company’s financial condition and results of operations.
At September 30, 2006, Enesco had actual borrowings of $59.4 million and letters of credit of $0.5 million outstanding under our existing U.S. Credit facility. Additional letters of credit and a customs bond totaling $1.1 million were outstanding and secured by cash deposits with two foreign banks.
Enesco currently has a positive consolidated cash balance and is currently exploring a range of options to improve its cash flow, including implementing an improved worldwide cash management system, and pursuing new financing as described above. Any failure to secure new financing to replace our current credit facility or otherwise improve our cash flow would have a material adverse effect on Enesco’s financial condition and results of operation, and result in our inability to continue our business operations.
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Enesco is continuing to assess the impact of the Interpretation on its financial statements.
In June 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. Enesco currently presents these taxes on a net basis and has elected not to change its presentation method. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Enesco is currently assessing the impact of SFAS No. 157 on its financial statements.
In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income and as a separate component of stockholders’ equity. Additional footnote disclosures will also be required. SFAS No. 158 is effective for Enesco in the fourth quarter of 2006. The impact of adopting SFAS No. 158 is not expected to be significant to the financial statements of Enesco.
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
Enesco’s current hedging activity is limited to foreign currency purchases and intercompany foreign currency transactions. The purpose of Enesco’s foreign currency hedging activities is to protect Enesco from the risk that the eventual settlement of foreign currency transactions will be adversely affected by changes in exchange rates. Enesco may hedge these exposures by entering into various foreign exchange forward contracts. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the instruments are carried at fair value in the balance sheet as a component of other current assets or other current liabilities. Changes in the fair value of foreign exchange forward contracts that meet the applicable hedging criteria of SFAS No. 133 are recorded as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Changes in the fair value of foreign exchange forward contracts that do not meet the applicable hedging criteria of SFAS No. 133 are recorded currently in income as cost of revenues or foreign exchange gain or loss, as applicable. Hedging activities did not have a material impact on results of operations or financial condition for the three months ended September 30, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2006. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by Enesco in the reports filed by Enesco under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Enesco’s management, including its President and Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that Enesco’s disclosure controls and procedures were effective as of September 30, 2006.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
The ownership of our common stock involves a number of risks and uncertainties. You should carefully consider the risks and uncertainties described in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005, our Form 10-Q for the three months ended March 31, 2006, our Form 10-Q for the six months ended June 30, 2006 and the other information in this Form 10-Q before deciding whether to invest in our securities. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2005, our Form 10-Q for the three months ended March 31, 2006, our Form 10-Q for the six months ended June 30, 2006, and as set forth below are not the only ones we face. Additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or adversely affect our financial condition or results of operations.
We will need to refinance all of our indebtedness under our current credit facility on or before the current forbearance termination date.
The Company is currently operating under a thirteenth amendment to its credit facility which provides for a forbearance by the lenders under the facility from enforcing their rights as a result of certain current continuing events of default by the Company. Such forbearance expires on December 29, 2006. Although we recently retained a financial adviser to assist us in reviewing strategic alternatives, there can be no assurances that we will be successful in refinancing the Company in a timely manner. Any failure to obtain new financing would likely result in our inability to continue our business operations.
Our failure to generate sufficient cash to meet our liquidity needs may materially and adversely affect our ability to service our indebtedness and operate our business.
Assuming we are successful in securing an arrangement that pays off in full our obligations under our current credit facility and provides for replacement financing for our operations, our ability to make payments on our current indebtedness and amounts borrowed under current and future credit facilities, and to fund any capital expenditures we may make in the future, if any, will depend on our ability to generate cash in the future. This is in large part dependent upon our ability to successfully implement our restructuring plans and, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. Should we fail to achieve forecasted results, we will need to identify additional sources of financing. Additionally we may need to negotiate with our lenders an increase to our seasonal loan advance rates on eligible collateral under our future credit facilities for our cyclical cash decline during the summer months. We cannot assure you that our business will generate sufficient cash flow from operations in the future, our currently anticipated long-term growth in revenues and cash flow will be realized on schedule or in an amount sufficient to enable us to service indebtedness, or that adequate future borrowings will be available to us under current or future senior credit facilities.
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
In addition, the most recent amendment to our credit facility provides for periodic adjustments in the aggregate maximum borrowing amount under the credit facility. The Company must continue to meet certain projected cash receipt and disbursement covenants as previously established. The Company also agreed to make additional mandatory prepayments to the lenders from time to time to the extent deposits in certain accounts held by the Company exceed amounts established by the Amendment. These new provisions, along with the restrictions noted above, limit management’s flexibility to take advantage of business opportunities, which might otherwise benefit Enesco’s shareholders.
The failure to comply with the covenants in our current credit facility could have a material adverse effect on our business, financial condition and results of operations.

The Company is currently in default under our existing credit agreement. The lenders have agreed to forbear from exercising their rights and enforcing the remedies available to them under the credit agreement as a result of current continuing events of default by the Company. The forbearance will terminate on December 29, 2006, or earlier if the Company fails to comply with certain covenants, including any failure to comply with the terms of the Amendment, or upon the occurrence of certain events, including any material adverse change in the Company’s business or financial condition.
The Amendment provides for covenants in which the Company undertakes to retain a financial advisor to assist the Company in pursuing a transaction that will result in the repayment of all Company obligations under the credit agreement (the “Transaction”). The Company additionally agreed to enter into a definitive agreement for a Transaction by November 30, 2006. Although the Company has retained a financial advisor to assist the Company, there can be no assurance that the Company will be successful in entering into a definitive agreement for a Transaction in a timely manner or, if entered into, consummating the Transaction.
Any failure to comply with covenants described above may result in the lenders exercising their rights and enforcing the remedies available to them under the credit agreement. Such actions would have a material adverse effect on our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Enesco did not sell or repurchase equity securities of Enesco during the period covered by this report.
Item 3. Defaults Upon Senior Securities
As previously disclosed in our Form 8-K filed with the Securities and Exchange Commission on August 9, 2006, on August 8, 2006 we received a notice from the agent under our U.S. credit facility stating that the we had failed to obtain a commitment for new financing by August 7, 2006, and that such circumstance constituted a default under the credit agreement. Additionally, while such event of default was continuing, we failed to pay the all amounts due under the credit agreement by the then facility termination date of September 15, 2006. As disclosed in our Form 8-K filed with the Securities and Exchange Commission on November 8, 2006, we entered into an amendment to our credit agreement on November 6, 2006, whereby the lenders have agreed to forbear until December 29, 2006, or earlier in the event of further defaults, from exercising their rights and enforcing the remedies available to them under the credit agreement as a result of current continuing events of default by the Company.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
Item 6. Exhibits
Exhibits required to be filed by Enesco are listed in the Exhibit Index.

EXHIBIT INDEX

Item 601	Exhibit

10.1	Executive Employment Agreement entered into as of May 15, 2006, by and between Enesco Group, Inc. and Basil Elliott (Exhibit 10.1 to Form 8-K filed with the Commission on August 17, 2006 (File No. 001-09267))*

10.2	Executive Employment Agreement entered into as of May 15, 2006, by and between Enesco Group, Inc. and Marie Meisenbach Graul (Exhibit 10.2 to Form 8-K filed with the Commission on August 17, 2006 (File No. 001-09267))*

10.3	Twelfth Amendment to Second Amended and Restated Senior Revolving Credit Agreement among Enesco Group, Inc., certain borrowing subsidiaries of Enesco Group, Inc., Bank of America, N.A., as Agent, and certain lenders party thereto.

31.1	Certification of Chief Executive Officer under Exchange Act Rules 13a-14(a) or 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Exchange Act Rules 13a-14(a) or 15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENESCO GROUP, INC.
(Registrant)

Date: November 14, 2006	By:	/s/ Basil A. Elliott

Basil A. Elliott
President and Chief Executive Officer

Date: November 14, 2006	By:	/s/ Marie Meisenbach Graul

Marie Meisenbach Graul
Executive Vice President and Chief Financial Officer